Form 10-Q
period 1995-03-31
CSS INDUSTRIES INC
filed 1995-05-08
CIK 20629

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                   FORM 10-Q




For the Quarter Ended                             Commission file number 1-2661
     March 31, 1995
- - ---------------------



                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


             Delaware                                          13-1920657
- - -------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification number)




1845 Walnut Street, Philadelphia, Pa.                            19103
- - -------------------------------------                    ----------------------
(Address of principal executive offices)                       (Zip Code)




                                 (215) 569-9900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes  x                                        No
                 ---                                          ---


As of March 31, 1995, there were 10,994,773 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.



===============================================================================

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                                     INDEX
                                     -----









PART I - FINANCIAL INFORMATION
- - ------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K.




                                                                  PAGE NO.
                                                                  --------

Consolidated Statements of Operations - Three months ended
March 31, 1995 and 1994                                              3


Consolidated Condensed Balance Sheets - March 31, 1995 and
December 31, 1994                                                    4


Consolidated Statements of Cash Flows - Three months ended
March 31, 1995 and 1994                                              5


Notes to Consolidated Financial Statements                           6-7


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            8



PART II - OTHER INFORMATION
- - ---------------------------
Items 1 through 6 - Not Applicable




SIGNATURE                                                            9
- - ---------




                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share amounts)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     ---------------------
                                                                                       1995          1994
                                                                                     -------       -------

SALES                                                                                $42,529       $35,161
                                                                                     -------       -------

COSTS AND EXPENSES
   Cost of sales                                                                      23,308        18,886
   Selling, general and administrative expenses                                       18,223        14,956
   Interest expense, net                                                                 185           210
   Rental and other income, net                                                         (233)         (270)
                                                                                     -------       -------

                                                                                      41,483        33,782
                                                                                     -------       -------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                                                  1,046         1,379

INCOME TAXES                                                                             425           556
                                                                                     --------       -------

INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                                                              621           823

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                                                     120           127
                                                                                     --------       -------

NET INCOME FROM CONTINUING OPERATIONS                                                    501           696

DISCONTINUED OPERATIONS
   Income from discontinued operations, net
      of taxes of $95 in 1994                                                              -           114
   Gain on sale of subsidiary, net of taxes of $6,145 in 1994                              -         9,661
                                                                                    --------       -------

NET INCOME                                                                           $   501       $10,471
                                                                                     =======       =======


NET INCOME PER COMMON SHARE
     Continuing operations                                                           $   .05       $   .06
     Discontinued operations                                                               -           .01
     Gain on sale of subsidiary                                                            -           .80
                                                                                     -------       -------
                                                                                     $   .05       $   .87
                                                                                     =======       =======

CASH DIVIDENDS PER SHARE OF
     COMMON STOCK                                                                    $     -       $    -
                                                                                     ========      =======






                See notes to consolidated financial statements.





                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)


                                                                                  March 31,         December 31,
                                                                                    1995                1994
                                                                                 -----------        ------------
                                                                                 (Unaudited)

            ASSETS

CURRENT ASSETS
    Cash and temporary investments                                                $ 21,487              $  8,774
    Accounts receivable, net                                                        23,350                52,886
    Inventories                                                                     47,112                35,862
    Deferred taxes                                                                   6,170                 6,170
    Other current assets                                                             5,050                 5,729
                                                                                   --------               -------

       Total current assets                                                        103,169               109,421
                                                                                  --------               -------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  39,866                38,905
                                                                                  --------               -------

OTHER ASSETS
    Intangible assets                                                               54,942                55,404
    Other                                                                            1,302                 1,351
                                                                                  --------              --------

        Total other assets                                                          56,244                56,755
                                                                                  --------              --------

        Total assets                                                              $199,279              $205,081
                                                                                  ========              ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                                                         $ 36,232              $ 37,346

LONG-TERM OBLIGATIONS                                                                8,968                14,398

MINORITY INTEREST                                                                    3,128                 3,005

DEFERRED TAXES                                                                       7,352                 7,352

SHAREHOLDERS' EQUITY                                                               143,599               142,980
                                                                                  --------             ---------

        Total liabilities and shareholders' equity                                $199,279              $205,081
                                                                                  ========              ========








                See notes to consolidated financial statements.



                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ------------------------------
                                                                                     1995                1994
                                                                                 --------              --------

Cash flows from operating activities:
    Net income                                                                   $   501              $ 10,471
                                                                                 --------              --------

    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                                                1,966                 2,038
       (Gain) on sale of assets, net                                                   (6)               (9,699)
       Deferred tax provision                                                           -                     -
       Provision for doubtful accounts                                                253                   297
       Minority interest in income or loss of subsidiaries                            119                   146
       Changes  in  assets  and   liabilities,   net  of  effects  of
          business combinations and divestitures:
          Decrease in accounts receivable                                          29,283                32,699
          (Increase) in inventories                                               (11,250)              (11,919)
          Decrease in other assets                                                    708                   188
          (Decrease) increase in current liabilities                               (5,460)                  480
                                                                                 --------              --------

             Total adjustments                                                     15,613                14,230
                                                                                 --------              --------

             Net cash provided by operating activities                             16,114                24,701
                                                                                 --------              --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (2,360)               (2,241)
    Proceeds on sale of business                                                        -                30,431
    Proceeds on sale of property                                                       13                    56
                                                                                 --------               --------

             Net cash (used for) provided by
                investing activities                                               (2,347)               28,246
                                                                                 --------               --------

Cash flows from financing activities:
    Payments on long-term obligations                                              (1,337)                 (231)
    Borrowing on (repayment of) note payable                                          253               (10,198)
    Dividends paid to minority shareholders of subsidiaries                             -                  (169)
    Redemption of treasury stock                                                        -                   (94)
    Redemption of subsidiary stock from minority shareholder                            -                   (59)
    Proceeds from exercise of stock options                                             4                   279
                                                                                 --------              ---------

             Net cash used for financing activities                                (1,080)              (10,472)
                                                                                 --------              ---------

Effect of foreign currency translation adjustment                                      26                    16
                                                                                 --------              --------
Net increase in cash and temporary investments                                     12,713                42,491

Cash and temporary investments at beginning of period                               8,774                12,473
                                                                                 --------              --------
Cash and temporary investments at end of period                                  $ 21,487              $ 54,964
                                                                                 ========              ========


                See notes to consolidated financial statements.

                                      -5-


                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 1995
                                 --------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation-
      ----------------------------
      The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature. Translation adjustments of a foreign subsidiary are charged or credited to a separate component of shareholders' equity.

      Inventories-
      ------------
      Inventories  are  stated  primarily  at the lower of  first-in,  first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                             March 31,          December 31,
                                               1995                 1994
                                           -----------          -----------
     Raw material...................       $11,925,000          $ 8,192,000
     Work-in-process................        11,115,000            5,820,000
     Finished goods.................        24,072,000           21,850,000
                                           -----------          -----------
                                           $47,112,000          $35,862,000
                                           ===========          ===========

      Revenue Recognition-
      --------------------
      The Company recognizes  revenues in  accordance  with its shipping  terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income Per Common Share-
      ---------------------------
      Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the first quarter - 11,048,561 in 1995 and 12,080,518 in 1994. Average outstanding shares used in the computation of fully diluted net income per share were not materially different and did not have an impact on net income per common share as presented in the consolidated statements of operations.

      Statements of Cash Flows-
      ------------------------
      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     --------------------------------------

     On December 22, 1994, Rapidforms acquired certain assets and the business of Business Envelope Manufacturers, Inc. ("Business Envelope"), a direct marketer of envelopes, business forms, stationery, labels and other office supplies for $4,743,000 in cash. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $4,731,000 was recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized over 20 to 40 years.

     On November 4, 1994, Rapidforms acquired substantially all of the assets and business of Histacount Corporation ("Histacount"), for $14,598,000 in cash. Histacount is a direct marketer of customized business forms, stationery and other related office products sold primarily to the healthcare, legal and accounting professions. The acquisition was accounted for as a purchase and the excess cost over fair market value of $15,391,000 was recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized over 20 to 40 years.

     On March 30, 1994, the Company sold its 96% interest in its Ellisco Inc. subsidiary to United States Can Company for total proceeds to the Company of $34,553,000, including consideration of $30,431,000 for the sale of the stock and a dividend by Ellisco prior to the sale of $4,122,000. The after tax gain of $9,661,000, or $.80 per share, and the operating results of Ellisco have been accounted for as discontinued operations and, accordingly, have been segregated on the 1993 statement of operations.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
- - ---------------------
Three Months of 1995 Compared to Three Months of 1994
- - -----------------------------------------------------

     Consolidated sales for the three months ended March 31, 1995 increased by 21% to $42,529,000 from $35,161,000 in 1994. The increase was primarily the result of incremental sales of Histacount and Business Envelope, acquired by Rapidforms in the fourth quarter of 1994. Net of these incremental sales, the Company reported a sales increase of 4% resulting from the later timing of Paper Magic Easter and spring product shipments in 1995 and higher sales at Rapidforms.

     Cost of sales, as a percentage of sales, was 55% in 1995 compared to 54% in 1994. The increase in the percentage of cost of sales was caused by (1) higher raw material costs and margin pressures on certain Paper Magic Easter and spring seasonal sales and (2) higher labor and overhead costs as a percentage of sales on the incremental Histacount sales. Selling, general and administrative expenses were 43% in 1995 and 1994.

     Interest expense, net of $185,000 decreased from $210,000 in 1994 reflecting the impact of higher interest rates on invested cash. Rental and other income, net decreased to $233,000 from $270,000 in 1994 due to the absence of a currency exchange gain in 1995.

     Income taxes as a percentage of income from continuing operations before income taxes and minority interest was 41% in 1995 representing a slight increase over 1994. The effective tax rate differs from the statutory rate of 35% primarily due to state and foreign income taxes and goodwill and other charges not deductible for tax purposes.

     Net income from continuing operations for the three months ended March 31, 1995 decreased to $501,000, or $.05 per common share from $696,000, or $.06 per common share in 1994.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At March 31, 1995, the Company had working capital of $66,937,000 and shareholders' equity of $143,599,000.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most Paper Magic and Berwick revenues are seasonal with almost half of Paper Magic and two-thirds of Berwick sales being Christmas related. As payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings at Paper Magic are made under a $40,000,000 line of credit facility with four banks. Berwick seasonal cash needs are being funded by the Company's excess cash and its $15,000,000 demand line of credit. At March 31, 1995, there were no borrowings under either facility.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                                   SIGNATURE
                                   ---------





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            CSS INDUSTRIES, INC.
                                            --------------------
                                            (Registrant)




Date:  May 8, 1995                           By: /s/James G. Baxter
                                             ----------------------------
                                             James G. Baxter
                                             Vice President - Finance
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                                   SIGNATURE
                                   ---------





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           CSS INDUSTRIES, INC.
                                           --------------------
                                           (Registrant)




Date:  May 8, 1995                         By:
                                             ---------------------------
                                             James G. Baxter
                                             Vice President - Finance
                                             Chief Financial Officer and
                                             Principal Accounting Officer