Form 10-Q
period 1995-06-30
CSS INDUSTRIES INC
filed 1995-08-03
CIK 20629

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.
                                   20549

                                 FORM 10-Q


For the Quarter Ended                   Commission file number 1-2661
   June 30, 1995
- ------------------



                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            Delaware                                          13-1920657
- -------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification number)


 1845 Walnut Street, Philadelphia, PA                            19103
- ----------------------------------------                      ----------
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

                    Yes   X                    No
                        -----                     -----

As of June 30, 1995, there were 10,655,773 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                   CSS INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------

                                   INDEX
                                   -----

PART I - FINANCIAL INFORMATION
- ------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations and cash flows for the three months and six months ended June 30, 1995 and 1994. The results for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 1995 quarterly report on Form 10-Q and with Part II of this document.

                                                                 PAGE NO.
                                                                 -------
Consolidated  Statements  of Operations -
Three months and six months ended June 30, 1995 and 1994            3

Consolidated Condensed Balance Sheets - June 30, 1995 and
December 31, 1994                                                   4

Consolidated Statements of Cash Flows - Six months ended
June 30, 1995 and 1994                                              5

Notes to Consolidated Financial Statements                         6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                          8-9

PART II - OTHER INFORMATION
- ---------------------------
Items 4.  Submission of Matters to a Vote of Security Holders      10

SIGNATURE                                                          11
- ---------

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

(In thousands, except
 per share amounts)

                                                               Three Months Ended       Six Months Ended
                                                                  June 30,                   June 30,
                                                               ------------------     -------------------
                                                                 1995       1994         1995       1994
                                                               -------    -------      -------    -------
SALES                                                          $43,038    $33,222      $85,567    $68,383
                                                               -------    -------      -------    -------

COSTS AND EXPENSES
   Cost of sales                                                24,432     17,463       47,740     36,349
   Selling, general and administrative expenses                 16,265     13,894       34,488     28,850
   Interest expense  (income), net                                 367        (11)         552        199
   Rental and other income, net                                   (359)      (329)        (592)      (599)
                                                               -------    -------      -------    -------
                                                                40,705     31,017       82,188     64,799
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                            2,333      2,205        3,379      3,584

INCOME TAXES                                                       949        903        1,374      1,459
                                                               -------    -------      -------    -------
INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                                      1,384      1,302        2,005      2,125

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                               124        163          244        290
                                                               -------    -------      -------    -------
NET INCOME FROM CONTINUING OPERATIONS                            1,260      1,139        1,761      1,835

DISCONTINUED OPERATIONS
   Income from discontinued operations, net
      of taxes of $95                                               --         --           --        114
   Gain on sale of subsidiary, net of taxes of $6,145               --         --           --      9,661
                                                               -------    -------      -------    -------

NET INCOME                                                     $ 1,260    $ 1,139      $ 1,761    $11,610
                                                               =======    =======      =======    =======
NET INCOME PER COMMON SHARE
     Continuing operations                                     $   .12    $   .09      $   .16    $   .15
     Discontinued operations                                        --         --           --        .01
     Gain on sale of subsidiary                                     --         --           --        .80
                                                               -------    -------      -------    -------
                                                               $   .12    $   .09      $   .16    $   .96
                                                               =======    =======      =======    =======
CASH DIVIDENDS PER SHARE OF
     COMMON STOCK                                              $   --     $    --      $    --    $    --
                                                               =======    =======      =======    =======

               See notes to consolidated financial statements.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

(In thousands)
                                                      June 30,           December 31,
                                                        1995                 1994
                                                    -----------          ------------
                                                    (Unaudited)
            ASSETS
            ------
CURRENT ASSETS
    Cash and temporary investments                   $  1,922            $   8,774
    Marketable securities                               2,708                   --
    Accounts receivable, net                           25,006               52,886
    Inventories                                        76,145               35,862
    Deferred taxes                                      6,170                6,170
    Other current assets                                6,818                5,729
                                                     --------             --------

       Total current assets                           118,769              109,421
                                                     --------             --------

PROPERTY, PLANT AND EQUIPMENT, NET                     41,148               38,905
                                                     --------             --------

OTHER ASSETS
    Intangible assets                                  58,621               55,404
    Other                                               1,568                1,351
                                                     --------             --------

        Total other assets                             60,189               56,755
                                                     --------             --------

        Total assets                                 $220,106             $205,081
                                                     ========             ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

TOTAL CURRENT LIABILITIES                             $60,853              $37,346

LONG-TERM OBLIGATIONS                                   8,210               14,398

MINORITY INTEREST                                       3,254                3,005

DEFERRED TAXES                                          7,352                7,352

SHAREHOLDERS' EQUITY                                  140,437              142,980
                                                     --------             --------

        Total liabilities and shareholders' equity   $220,106             $205,081
                                                     ========             ========

               See notes to consolidated financial statements.

                   CSS INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                (Unaudited)

(In thousands)
                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                       1995                1994
                                                     -------             -------
Cash flows from operating activities:
    Net income                                       $ 1,761             $11,610
                                                     -------             -------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                   3,928               3,661
       Gain on sale of assets, net                      (107)             (9,692)
       Provision for doubtful accounts                   493                 510
       Minority interest in income or loss of
           subsidiaries                                  244                 309
       Changes in assets and liabilities, net of
          effects of business combinations and
          divestitures:
          Decrease in accounts receivable             27,248              33,800
          (Increase) in inventories                  (35,520)            (32,155)
          (Increase) in other assets                    (682)             (1,115)
          (Decrease) in current liabilities           (3,817)             (4,018)
                                                     -------             -------
             Total adjustments                        (8,213)             (8,700)
                                                     -------             -------
             Net cash (used for) provided by
                 operating activities                 (6,452)              2,910
                                                     -------             -------
Cash flows from investing activities:
    Purchase of marketable securities                 (2,080)                 --
    Purchase of  businesses                           (8,740)                 --
    Purchase of property, plant and equipment         (5,042)             (3,343)
    Proceeds on sale of marketable securities            349                  --
    Proceeds on sale of business                          --              30,431
    Proceeds on sale of property, plant
         and equipment                                    28                  56
                                                     -------             -------
             Net cash (used for) provided by
                investing activities                 (15,485)             27,144
                                                     -------             -------
Cash flows from financing activities:
    Payments on long-term obligations                 (1,655)               (585)
    Borrowings on (repayment of) note payable         21,961             (10,193)
    Dividends paid                                        --                (169)
    Purchase of treasury stock                        (5,254)                (94)
    Purchase of subsidiary stock and options
       from minority shareholders                         --                (615)
    Proceeds from exercise of stock options                4                 402
                                                     -------             -------
             Net cash provided by  (used for)
                 financing activities                 15,056             (11,254)
                                                     -------             -------
Effect of foreign currency translation adjustment         29                  33
                                                     -------             -------
Net (decrease) increase in cash and temporary
    investments                                       (6,852)             18,833

Cash and temporary investments at beginning
     of period                                         8,774              12,473
                                                     -------             -------
Cash and temporary investments at end of period      $ 1,922             $31,306
                                                     =======             =======

              See notes to consolidated financial statements.

                   CSS INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

                               June 30, 1995
                               -------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

      Principles of Consolidation-
      ---------------------------

       The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature. Translation adjustments of a foreign subsidiary are charged or credited to a separate component of shareholders' equity.

      Inventories-
      -----------

       Inventories are stated primarily at the lower of first-in, first-out
          (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                            June 30,          December 31,
                                              1995                1994
                                          -----------         -----------
          Raw material...............     $12,335,000         $ 8,192,000
          Work-in-process............      13,548,000           5,820,000
          Finished goods.............      50,262,000          21,850,000
                                          -----------         -----------
                                          $76,145,000         $35,862,000
                                          ===========         ===========

      Revenue Recognition-
      -------------------

       The Company recognizes revenues in accordance with its shipping terms.
          Returns and allowances are reserved for based on the Company's historical experience.

      Net Income Per Common Share-
      ---------------------------

       Fully diluted net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the second quarter and six months ended June 30, 1995 and 1994
          - 10,895,245 and 11,024,911 in 1995 and 12,019,097 and 12,050,174 in
          1994. Average outstanding shares used in the computation of primary net income per share were not materially different and did not have an impact on net income per common share as presented in the consolidated statements of operations.

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

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     --------------------------------------

       On June 6, 1995, Paper Magic acquired substantially all of the assets and the businesses of Topstone Industries, Inc. ( Topstone ) and Illusive Concepts, Inc. ( Illusive Concepts ). Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift shops. In consideration for the purchase of these businesses, Paper Magic assumed and paid off $8,740,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $4,255,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over forty years.

       On December 22, 1994, Rapidforms acquired certain assets and the business of Business Envelope Manufacturers, Inc. ( Business Envelope ), a direct marketer of envelopes, business forms, stationery, labels and other office supplies for $4,743,000 in cash. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $4,731,000 was recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized over 20 to 40 years.

       On November 4, 1994, Rapidforms acquired substantially all of the assets and business of Histacount Corporation ( Histacount ), for $14,598,000 in cash. Histacount is a direct marketer of customized business forms, stationery and other related office products sold primarily to the healthcare, legal and accounting professions. The acquisition was accounted for as a purchase and the excess cost over fair market value of $15,391,000 was recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized over 20 to 40 years.


(3)  COMMON STOCK:
     -------------

       On May 12, 1995, the Company repurchased 339,000 shares of its common stock for approximately $5,255,000, or $15.50 per share. On June 20, 1994, the Company repurchased 810,900 shares of its common stock for approximately $12,975,000, or $16.00 per share.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

  On June 6, 1995, Paper Magic acquired substantially all of the assets and the business of Topstone and Illusive Concepts. Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift shops.

  In the fourth quarter of 1994, Rapidforms acquired certain assets and the businesses of Histacount and Business Envelope. Histacount is a direct marketer of customized business forms, stationery and other related office products sold primarily to the healthcare, legal and accounting professions. Business Envelope is a direct marketer of envelopes, business forms, stationery, labels and other office supplies.

First Six Months of 1994 Compared to First Six Months of 1993
- -------------------------------------------------------------

  Consolidated sales for the six months ended June 30, 1995 increased by 25% to $85,567,000 from $68,383,000 in 1994. This increase was primarily attributable to incremental sales of companies acquired since June 30,1994. Net of the incremental sales of Topstone, Illusive Concepts, Histacount and Business Envelope, sales for the six month period increased 6% due to increased sales at Berwick and Paper Magic.

  Cost of sales, as a percentage of sales, was 56% in 1995 and 53% in 1994, while selling, general and administrative expenses were 40% in 1995 and 42% in 1994. The increase in cost of sales reflects the acquisition of lower margin businesses and margin compression brought on by competitive pricing and changes in product mix at Paper Magic. The reduction in selling, general and administrative expenses was due primarily to cost cutting measures at Paper Magic.

  The increase in interest expense, net was attributable to the utilization of cash to purchase and fund four acquisitions since June 30, 1994 and to fund the repurchase of treasury shares.

  Income taxes as a percentage of income before taxes and minority interest was 41% in 1995 and 1994. These rates differ from the Federal statutory rate of 35% primarily due to state and foreign income taxes, goodwill and other charges not deductible for tax purposes.

  Net income from continuing operations decreased 4% to $1,761,000, or $.16 per common share in 1995 from $1,835,000, or $.15 per common share in 1994. The improvement in earnings per share on slightly lower earnings reflects the repurchase of CSS common stock in 1995 and 1994.


Second Quarter 1995 Compared to Second Quarter 1994
- ---------------------------------------------------

  Second quarter 1995 sales compared to the prior year increased by 30% to $43,038,000 from $33,222,000. The increase was primarily due to incremental sales related to the companies acquired since June 30, 1994. Net of these incremental sales, revenues of the Company increased 9% due to stronger sales at Berwick and Paper Magic.

  During the second quarter, cost of sales as a percentage of sales was 57% in 1995 and 53% in 1994, while selling, general and administrative expenses as a percentage of sales were 38% in 1995 and 42% in 1994. The reasons for the changes in operating percentages are explained above in the six month narrative.

  The increase in interest income, net; rental and other income, net and income taxes are explained above in the six month comparison section.

  Net income from continuing operations increased 11% to $1,260,000, or $.12 per common share in 1995 from $1,139,000, or $.09 per common share in 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  At June 30, 1995, the Company had working capital of $57,916,000 and shareholders' equity of $140,437,000.

  The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most Paper Magic and Berwick revenues are seasonal with almost half of Paper Magic and two-thirds of Berwick sales being Christmas related. As payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings at Paper Magic are made under a $40,000,000 line of credit facility with four banks. Berwick seasonal cash needs are being funded by the Company's excess cash and its $15,000,000 demand line of credit. At June 30, 1995, Paper Magic had borrowed $16,402,000 and the Company had borrowed $4,887,000 under their respective lines.

  Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) The annual meeting of shareholders of the Registrant was held on May 2, 1995.

     (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:


                                                SHARES OF VOTING STOCK
                                                -----------------------

                                                FOR            WITHHELD
                                                ---            --------
        Willard M. Bright                    9,286,806          26,244

        James H. Bromley                     9,287,138          25,912

        John R. Bunting, Jr.                 9,278,938          34,112

        Jack Farber                          9,287,201          25,849

        Richard G. Gilmore                   9,281,338          31,712

        Leonard E. Grossman                  9,287,338          25,712

        James E. Ksansnak                    9,287,338          25,712

        Michael L. Sanyour                   9,287,338          25,712

        William C. Warren                    9,286,806          26,244


     (c) The result of the rates of the shareholders on the proposal to approve the 1994 Equity Compensation Plan was as follows:


               For                                 8,198,125
               Against                               721,732
               Withheld                                8,188

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







                                        CSS INDUSTRIES, INC.
                                        --------------------
                                        (Registrant)


Date: August 3, 1995                         By: /s/James G. Baxter
                                                 ------------------
                                                 James G. Baxter
                                                 Vice President - Finance
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer