Form 10-Q
period 1995-09-30
CSS INDUSTRIES INC
filed 1995-11-14
CIK 20629

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                            Commission file number 1-2661
  September 30, 1995
---------------------


                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                        13-1920657
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification number)




1845 Walnut Street, Philadelphia, PA                            19103
----------------------------------------                      ----------
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


As of September 30, 1995, there were 10,655,773 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX










PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the three months and nine months ended September 30, 1995 and 1994. The results for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K and with the June 30, 1995 quarterly report on Form 10-Q.




                                                                      PAGE NO.
                                                                      --------
Consolidated Statements of Operations - Three months and
nine months ended September 30, 1995 and 1994                             3

Consolidated Condensed Balance Sheets - September 30, 1995
and December 31, 1994                                                     4

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1995 and 1994                                               5

Notes to Consolidated Financial Statements                              6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               8-9

PART II - OTHER INFORMATION

Items 1 through 5 - Not Applicable

Item 6 - Exhibit 5                                                        9

SIGNATURE                                                                10

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                       -----------------------       ---------------------
                                                                          1995        1994             1995         1994
                                                                       ---------    ----------       --------     --------
SALES                                                                  $100,736       $77,016        $186,303     $145,399
                                                                       --------       -------        --------     --------

COSTS AND EXPENSES
   Cost of sales                                                         64,043        48,591         111,783       84,940
   Selling, general and administrative expenses                          22,581        17,047          57,069       45,897
   Interest expense, net                                                    877           304           1,429          503
   Rental and other income, net                                            (472)          (99)         (1,064)        (698)
                                                                       --------       -------        --------     --------
                                                                         87,029        65,843         169,217      130,642
                                                                       --------       -------        --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                                    13,707        11,173          17,086       14,757

INCOME TAXES                                                              5,481         4,562           6,855        6,021
                                                                       --------       -------        --------     --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                                               8,226         6,611          10,231        8,736

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                                        106          (115)            350          175
                                                                       --------       -------        --------     --------

NET INCOME FROM CONTINUING OPERATIONS                                     8,120         6,726           9,881        8,561

DISCONTINUED OPERATIONS
   Income from discontinued operations, net
      of taxes of $95                                                        --            --              --          114
   Gain on sale of subsidiary, net of taxes of $6,145                        --            --              --        9,661
                                                                       --------       -------        --------     --------


NET INCOME                                                             $  8,120       $ 6,726        $  9,881     $ 18,336
                                                                       ========       =======        ========     ========

NET INCOME PER COMMON SHARE
  Primary-
     Continuing operations                                             $    .75       $   .61        $    .91     $    .73
     Discontinued operations                                                 --            --              --          .01
     Gain on sale of subsidiary                                              --            --              --          .83
                                                                       --------       -------        --------     --------
                                                                       $    .75       $   .61        $    .91     $   1.57
                                                                       ========       =======        ========     ========
 Fully diluted-
     Continuing operations                                             $    .74       $   .61        $    .89     $    .73
     Discontinued operations                                                 --            --              --          .01
     Gain on sale of subsidiary                                              --            --              --          .83
                                                                       --------       -------        --------     --------
                                                                       $    .74       $   .61        $    .89     $   1.57
                                                                       ========       =======        ========     ========
CASH DIVIDENDS PER SHARE OF
    COMMON STOCK                                                       $     --       $    --        $     --     $     --
                                                                       ========       =======        ========     ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)

                                                            September 30,    December 31,
                                                               1995             1994
                                                            -------------    ------------
                                                             (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                          $  1,336          $  8,774
    Marketable securities                                      2,458              --
    Accounts receivable, net                                  82,864            52,886
    Inventories                                               63,164            35,862
    Deferred taxes                                             6,170             6,170
    Other current assets                                       5,958             5,729
                                                            --------          --------

       Total current assets                                  161,950           109,421
                                                            --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                            41,633            38,905
                                                            --------          --------

OTHER ASSETS
    Intangible assets                                         57,764            55,404
    Other                                                      1,476             1,351
                                                            --------          --------

        Total other assets                                    59,240            56,755
                                                            --------          --------

        Total assets                                        $262,823          $205,081
                                                            ========          ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                                   $ 95,412          $ 37,346

LONG-TERM OBLIGATIONS                                          8,141            14,398

MINORITY INTEREST                                              3,361             3,005

DEFERRED TAXES                                                 7,352             7,352

SHAREHOLDERS' EQUITY                                         148,557           142,980
                                                            --------          --------

        Total liabilities and shareholders' equity          $262,823          $205,081
                                                            ========          ========








                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                    1995                1994
                                                                                  --------            --------
Cash flows from operating activities:
    Net income                                                                     $  9,881           $ 18,336
                                                                                   --------           --------

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  6,032              4,719
       (Gain) on sale of assets                                                        (331)            (9,797)
       Provision for doubtful accounts                                                  982                968
       Minority interest in income of subsidiaries                                      350                194
       Changes in assets and liabilities, net of effects of business combinations and divestitures:
          (Increase) in accounts receivable                                         (31,099)            (5,219)
          (Increase) in inventories                                                 (23,528)           (19,357)
          Decrease in other assets                                                      270                 25
          Increase (decrease) in current liabilities                                  5,935             (1,892)
                                                                                   --------           --------

             Total adjustments                                                      (41,389)           (30,359)
                                                                                   --------           --------

             Net cash (used for) operating activities                               (31,508)           (12,023)
                                                                                   --------           --------

Cash flows from investing activities:
    Purchase of marketable securities                                                (2,080)              --
    Purchases of businesses                                                          (8,740)              --
    Purchase of property, plant and equipment                                        (7,173)            (5,045)
    Proceeds on sale of marketable securities                                           788               --
    Proceeds on sale of business                                                       --               30,431
    Proceeds on sale of property, plant and equipment                                   181                384
                                                                                   --------           --------

             Net cash (used for) provided by investing activities                   (17,024)            25,770
                                                                                   --------           --------

Cash flows from financing activities:
    Payments on long-term obligations                                                (1,850)              (917)
    Borrowings on (repayment of) note payable                                        48,181             (3,402)
    Dividends paid on subsidiary and CSS stock                                         --                 (169)
    Purchase of treasury stock                                                       (5,254)           (16,030)
    Purchase of subsidiary stock and options from minority shareholders                --               (2,561)
    Proceeds from exercise of stock options                                               4              1,460
                                                                                   --------           --------

             Net cash provided by  (used for) financing activities                   41,081            (21,619)
                                                                                   --------           --------

Effect of foreign currency translation adjustment                                        13                 64
                                                                                   --------           --------
Net (decrease) in cash and temporary investments                                     (7,438)            (7,808)

Cash and temporary investments at beginning of period                                 8,774             12,473
                                                                                   --------           --------
Cash and temporary investments at end of period                                    $  1,336           $  4,665
                                                                                   ========           ========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation-

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

      Inventories-

       Inventories are stated primarily at the lower of first-in, first-out
        (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                            September 30,        December 31,
                                                1995                1994
                                            -------------        ------------
         Raw material...................     $11,173,000         $ 8,192,000
         Work-in-process................       9,784,000           5,820,000
         Finished goods.................      42,207,000          21,850,000
                                             -----------         -----------
                                             $63,164,000         $35,862,000
                                             ===========         ===========

      Revenue Recognition-

       The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.


      Net Income Per Common Share-

       Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the third quarter and nine months ended September 30, 1995 and 1994 - 10,854,316 and 10,913,987 in 1995 and 11,110,045 and 11,709,195 in
         1994. Average outstanding shares used in the computation of fully diluted net income per share were 10,996,699 and 11,147,365 for the quarter and nine months ended September 30, 1995 and 11,110,045 and 11,709,195 for the quarter and nine months ended September 30, 1994.



        See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:


      On June 6, 1995, Paper Magic acquired substantially all of the assets and the businesses of Topstone Industries, Inc. ("Topstone") and Illusive Concepts, Inc. ("Illusive Concepts"). Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift shops. In consideration for the purchase of these businesses, Paper Magic assumed and paid off $8,740,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $4,255,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over forty years.

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

(3) SUBSEQUENT EVENT:

      On October 3, 1995 the Company agreed to acquire all of the outstanding stock of Cleo, Inc., a designer, manufacturer and distributor of promotional gift wrap and gift wrap accessories to mass market retailers throughout the United States and Canada, for approximately $128.5 million. The purchase price, which is substantially below Cleo's projected net book value, is dependent on the financial condition of Cleo at the date of closing due in part to the seasonal nature of its business. Consummation of the transaction is anticipated on November 15, 1995 and is subject to obtaining certain specified regulatory approvals and consents of third parties and to certain other customary closing conditions.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


     On October 3, 1995, the Company agreed to acquire 100% of the capital stock of Cleo, Inc. ("Cleo") for approximately $60 million less than book value, or an estimated $128 million in cash and short-term notes, of which approximately $12 million will be held in escrow for certain post-closing adjustments and indemnification obligations. The cash portion of the purchase price will be funded from a bank financing. See "Liquidity and Capital Resources." Consummation of the transaction is subject to obtaining consents of third parties and to certain other customary closing conditions. The closing of the acquisition is anticipated to be completed in November. Cleo, located in Memphis, Tennessee, is a designer, manufacturer and distributor of promotional gift wrap and gift wrap accessories to mass market retailers throughout the United States and Canada.

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


First Nine Months of 1995 Compared to First Nine Months of 1994

     Consolidated sales for the nine months ended September 30, 1995 increased by 28% to $186,303,000 from $145,399,000 in 1994. The increase was largely the result of incremental sales of companies acquired since September 30, 1994. Net of the incremental sales of Topstone, Illusive Concepts, Histacount and Business Envelope, sales for the nine month period increased 7% due to increased sales at Berwick and Paper Magic.

     Cost of sales, as a percentage of sales, was 60% in 1995 and 58% in 1994, while selling, general and administrative expenses were 31% in 1995 and 32% in 1994. The increase in cost of sales reflects the acquisition of lower margin businesses and margin compression brought on by competitive pricing, increases in certain material costs and changes in product mix at Paper Magic. The reduction in selling, general and administrative costs was due primarily to the leveraging of higher sales from the four acquisitions over certain fixed selling, general and administration expenses.

     The increase in interest expense, net resulted from the utilization of Corporate cash to finance four acquisitions, higher seasonal debt and the repurchase of treasury shares in the second quarter of 1995.

     Income taxes as a percentage of income before taxes and minority interest was 41% in 1995 and 1994. These rates differ from the Federal statutory rate of 35% primarily due to state and foreign income taxes, tax exempt interest income and goodwill and other charges not deductible for tax purposes.

     Net income from continuing operations increased 15% to $9,881,000, or $.89 per common share, from $8,561,000, or $.73 per common share in 1994.

Third Quarter 1995 Compared to Third Quarter 1994

     Third quarter 1995 sales compared to the prior year increased by 31% to $100,736,000 from $77,016,000. Net of incremental sales provided by companies acquired since September 30, 1994, sales grew 8% largely on the strength of seasonal sales at Berwick and Paper Magic.

     During the third quarter, cost of sales as a percentage of sales was 64% in 1995 and 63% in 1994, while selling, general and administrative expenses as a percentage of sales were 22% in 1995 and 1994.

     The increase in rental and other income, net to $472,000 from $99,000 primarily represents a gain from the sale of marketable securities.

     The change in interest expense, net and income taxes are explained above in the nine month comparison section.

     Net income from continuing operations was $8,120,000, or $.74 per common share in 1995, compared to $6,726,000, or $.61 per common share in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had working capital of $66,538,000 and shareholders' equity of $148,557,000.

     The Company relies primarily on cash generated from its operations and from seasonal borrowings to meet its liquidity requirements. Most Paper Magic and Berwick revenues are seasonal with almost half of Paper Magic and two-thirds of Berwick sales being Christmas related. As payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings at Paper Magic are made under a $40,000,000 line of credit facility with four banks. Berwick seasonal cash needs are being funded by the Company's excess cash and its $15,000,000 demand line of credit. At September 30, 1995, Paper Magic borrowed $35,100,000 under its line of credit facility and the Company borrowed $12,500,000 under it's demand line of credit.

     The Company is currently negotiating a senior revolving credit facility with certain banks in an aggregate principal amount of up to $195,000,000. Proceeds of the new senior revolving credit facility would be used to fund the Cleo acquisition, replace the existing CSS and Paper Magic credit facilities and satisfy the working capital needs of the Company and its subsidiaries.

     In the event the Cleo acquisition is not consummated and the Company does not enter into a new credit facility, based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

         Item 6  Exhibits.

     Exhibit 2.1 Stock Purchase Agreement dated as of October 3, 1995 between the Company and Gibson Greetings, Inc.

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           CSS INDUSTRIES, INC.
                                           --------------------
                                           (Registrant)




Date: November 14, 1995                    By: /s/James G. Baxter
                                               ------------------
                                               James G. Baxter
                                               Vice President - Finance
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                 EXHIBIT INDEX







Exhibit No.                                                         Page
----------                                                          ----

  2.1             Stock Purchase Agreement dated as of October       12
                  3, 1995 between CSS Industries, Inc. and
                  Gibson Greetings, Inc.