Form 10-K
period 1995-12-31
CSS INDUSTRIES INC
filed 1996-03-25
CIK 20629

                                  |       |
                                  |       |
                                  |  CSS  |

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the year ended December 31, 1995

                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ------ to ------

Commission File number 1-2661

                             CSS INDUSTRIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                13-1920657
     -------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)


  1845 Walnut Street, Philadelphia, PA                         19103
----------------------------------------                  -------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:       (215) 569-9900
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class          Name of each exchange on which registered
 ----------------------------      -----------------------------------------

 Common Stock, $.10 par value              New York Stock Exchange

                            (Page 1 of Cover Page)

                                  |       |
                                  |       |
                                  |  CSS  |

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
   -----------    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

                                     [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $127,309,000. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on March 11, 1996 ($21.50 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 1996 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.

      At March 11, 1996, there were outstanding 10,714,016 shares of Common
Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

       Portions of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).

                            (Page 2 of Cover Page)

                                  |       |
                                  |       |
                                  |  CSS  |

PART I

Item 1. Business

General

   CSS Industries, Inc. ("CSS" or the "Company") is a diversified company with two groups of businesses - the Consumer Products Group and the Direct Mail Business Products Group. The Consumer Products Group is primarily engaged in the manufacture and sale to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. The Consumer Products Group is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995. The Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"), develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States, the United Kingdom and France, primarily through the direct mailing of catalogs and brochures. Rapidforms was acquired by CSS in January 1985.

   The Company has experienced significant growth through a combination of acquisitions and the expansion of existing operations. The Company's goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing groups of operating businesses and by acquiring other businesses with leading market positions.

Consumer Products Group

General

   The Consumer Products Group was formed in November 1995 with the acquisition of Cleo and with the objective of providing superior customer satisfaction through the blending, where appropriate, of the marketing, sales, operations and administrative functions of Paper Magic, Berwick and Cleo.

Paper Magic

   Principal Products Paper Magic designs, manufactures and distributes a broad range of seasonal and decorative products to the consumer primarily through the mass market distribution channel. Paper Magic Winter products include Christmas boxed greeting cards, gift tags, classroom exchange Valentine cards, and seasonal decorations for both inside and outside the home. In 1996, Paper Magic will also manufacture and distribute the Cleo(R) brand of Christmas cards and classroom exchange Valentines. Paper Magic Spring products include the Dudley(R) brand of Easter egg dyes and related Easter seasonal products. Paper Magic Fall products include a full line of Halloween merchandise ranging from make-up to costumes to masks, including the Illusive Concepts' brand of highly crafted masks and collectibles. In addition, Paper Magic also designs and markets everyday decorative products and teachers aids to the education market through school supply distributors and direct to retail teachers' stores.

   The wide range of products within each season permits Paper Magic customers the opportunity to use a single vendor for major retail seasons with key categories shipped and invoiced together, simplifying the ordering, receiving and accounts payable processes for the customer. Paper Magic's products are produced and warehoused in four facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing and assembly operations leading into high volume, high speed packaging. As a result of the Cleo acquisition, there will be incremental volume of boxed Christmas cards, gift tags and classroom exchange Valentine cards processed through existing Paper Magic facilities. Paper Magic Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization in packaging such products.

                                  |       |
                                  |       |
                                  |  CSS  |

   Paper Magic has maximized market share by structuring its organization around key selling seasons. Separate product marketing groups representing Spring, Fall and Winter receive product development input from consumer focus groups, key retail partners, and the Paper Magic creative staff. Each group has a single-minded dedication to increasing market share profitably and in developing both strategic and tactical plans to meet those objectives. Paper Magic is product driven, and creative design is critical to the success of Paper Magic products. Paper Magic maintains creative offices in Scranton, Pennsylvania; Minneapolis, Minnesota; and Concord, California. As seasonal opportunities continue to increase, Paper Magic continues to increase its use of state of the art computerized graphic hardware and software systems to assist the creative personnel in maintaining volume and schedule needs.

   Sales and Marketing Paper Magic products are sold in the United States and Canada by national and regional account sales managers and by a network of independent manufacturers' representatives. Products are displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by Paper Magic sales management personnel and the independent manufacturers representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teacher stores. Paper Magic's revenues are seasonal with approximately 60% being Christmas season related and the remainder spread over Spring, Fall, and Everyday products. Seasonal products are generally designed and sold beginning well over a year before the event and manufactured during a 8-10 month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent sales representatives is critical to the timely production of seasonal inventory. Because the products themselves are seasonal, sales terms do not require payment until after the holiday in accordance with industry practices. In general, Paper Magic products are not sold under guaranteed or return privilege terms.

   Each of the major seasonal product groups is sold in a cycle of annual introduction programs, and Paper Magic, together with Berwick and Cleo, maintains permanent showrooms for this purpose. Toy Fair in February is a major trade show for the introduction of the new Christmas lines, and the March Halloween Show in Chicago functions for the same purpose for Halloween. Major retail buyers will typically visit Paper Magic's or the manufacturers' representatives' showroom for a presentation and review of the new lines.

   Due to the seasonal nature of the majority of Paper Magic products, the development and communication of accurate sales projections of specific products by season are critical to the operation of Paper Magic's business. This translation of internal sales projections to specific material requirements is a continuous process. Because of the many seasonal designs offered on both a domestic and import basis, the increased demand by retailers for special designs, configurations and packaging, and the relatively short seasonal shipping period, flexible short-term production scheduling is critical to the operational success of Paper Magic.

   Competition Paper Magic competes with a wide range of companies in its various product lines. In Christmas boxed cards and gift trims sold to mass merchandisers and both drug and food retail chain stores, Paper Magic competes with the Plus Mark(R) line of American Greetings Corporation and the Kristen(R) line of Burgoyne, Inc., among many others. Paper Magic Spring's Dudley(R) brand Easter egg dye products compete with several brands including the PAAS(R) brand of Schering-Plough HealthCare Products. Paper Magic Fall has many competitors in all categories, notably Fun World, Inc. and Rubie's. Certain of these competitors are larger and have greater resources than the Company. Historically, Paper Magic has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. More recently, however, certain of these companies have penetrated the mass market retail outlets to which Paper Magic sells with similar brand offerings.

   Paper Magic believes its brands are well positioned for continued growth in their primary markets. The Cleo acquisition will provide incremental volume processed through existing Paper Magic facilities with limited added fixed overhead. Since competition is based primarily on price, timely delivery, creative design and increasingly, the ability to serve major retail customers with single, combined products for each holiday event, Paper Magic's product driven focus combined with consistent service levels allows it to compete effectively in its core markets.

                                  |       |
                                  |       |
                                  |  CSS  |

Berwick

   Principal Products Berwick designs, manufactures and distributes a wide array of decorative ribbons, bows and related products to various markets under the following registered trademarks: Berwick(R), Flora Satin(R), Grand Prix(R), Brilliance(R), The Perfect Bow(R), Splendorette(R), Veltex(R), and Trim Time(R). Approximately 88% of its ribbon and bow products are manufactured by Berwick using extruded polypropylene resins. These products, together with fabric ribbon and accessories, which are either manufactured or imported for resale, are sold to a diverse base of customers in the United States and in forty-one countries around the world.

   Berwick manufactures and warehouses its products in eight facilities located in northeast Pennsylvania. The manufacturing process is vertically integrated. Most ribbon and bow products are made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large bolts of extruded film go through various combinations of processes such as slitting, crimping, embossing, printing, laminating and hot-stamping before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Berwick possesses certain proprietary manufacturing processes that enable it to produce a plastic ribbon with a woven texture appearance. Iridescent and metallic ribbon products are also made from polypropylene produced ribbon that is coated with a special film to produce an iridescent or metallic sheen.

   Berwick imports several products for resale and also ships certain unfinished material, primarily large rolls of ribbon, to subcontractors for conversion into finished products such as pull bows and bows used to decorate Christmas trees and wreaths. Such items are more labor intensive than items produced at Berwick's manufacturing facilities and are manufactured to Berwick's specifications by subcontractors based in The People's Republic of China.

   Sales and Marketing Berwick sells its products to customers primarily through three distribution channels. Seasonal and everyday products are sold to mass merchandise retailers, drug store chains, supermarket chains and variety stores. These customers are served by national account sales managers and a network of independent sales representatives. Products are also sold through independent sales representatives to wholesale distributors who serve the floral, craft and packaging trades. And, lastly, the company sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk ribbon products. Custom products are sold and marketed by both independent sales representatives and by Berwick sales managers. Berwick's sales are highly seasonal with approximately 68% shipped during the Christmas selling season.

   Competition Berwick competes primarily with a variety of large and small domestic companies, including the Plus Mark(R) line of American Greetings Corp., Hollywood Ribbon, Inc., CPS Corporation, Delaware Ribbon Manufacturers, Inc., C. M. Offray and Son, Inc. and W.F.R. Ribbon, Inc. One of these competitors is larger and has greater financial resources than the Company.

   Berwick believes that its products are well established in its various markets and are well positioned for continued growth. Berwick's new product development, product quality, breadth of product line, cost effective manufacturing techniques, extensive sales network and product pricing allow it to compete effectively in its various markets.

Cleo

   Principal Products Effective November 15, 1995, Cleo was acquired by CSS for approximately $133,000,000. The purchase price includes $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent public accounting firm to resolve the disputed items. Prior to the acquisition by CSS, Cleo designed, manufactured and distributed a wide array of social expression products, including Christmas gift wrap, gift bags, tissue, boxed greeting cards, gift boxes, gift tags and ribbons and bows. In addition, "contra seasonal" offerings included classroom exchange Valentine cards, calendars and all-occasion gift wrap and gift bags.

                                  |       |
                                  |       |
                                  |  CSS  |

    Subsequent to the acquisition, the Cleo line of gift tags and ribbons and bows have been blended with those of Paper Magic and Berwick, respectively, while the gift box line was sold. In 1996, Cleo product offerings will include Christmas and all-occasion gift wrap and gift wrap alternative products, such as gift bags and tissue, as well as calendars, boxed greeting cards and classroom exchange Valentines sold under the Cleo brand name.

   Cleo's 1995 products were manufactured in six facilities and warehoused in and distributed from five other permanent and temporary facilities. Subsequent to the acquisition by CSS, five of the manufacturing facilities have been closed and four of the warehouse and distribution facilities have been vacated. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging, as well as the assembly of calendars are performed in one facility in Memphis, Tennessee. Finished goods are distributed from a separate Memphis facility. Although designed to the specifications of Cleo, gift bags and tissue, as well as the manufacturing of calendar components, are all purchased from outside vendors. Cleo brand boxed greeting cards and classroom exchange Valentine cards sold in 1996 will be manufactured and packaged by Paper Magic in existing Paper Magic facilities in central and northeastern Pennsylvania. The blending of gift tags and ribbons and bows into the Paper Magic and Berwick lines, the elimination of redundant facilities, the consolidation of Cleo's boxed card and Valentine manufacturing and packaging requirements with those of Paper Magic, and the refocus on gift wrap as Cleo's core product category will serve to improve Cleo's operational and financial performance in 1996.

   During 1995, the quality and caliber of the design of the product lines were significantly enhanced through a refocused effort toward trend and color marketing. The revitalized positioning of the 1995 lines has been further enhanced in 1996 by the use of state-of-the-art computerized graphic hardware and software systems.

   Sales and Marketing Cleo products are sold in the United States (including Puerto Rico), Canada and Mexico through a combination of an in-house dedicated sales organization as well as independent manufacturers' representatives. Customers represent various classes of trade, including mass merchandise retailers, drug and food chains and warehouse clubs. In addition to the above markets, through sales and licensing agreements, Cleo also sells products to Hong Kong/China and Australia.

   Sales efforts are conducted through a combination of travel to retailers' offices, use of regional showrooms maintained by manufacturers' representatives, and an annual trade show in New York. Furthermore, because Cleo enjoys a strong working relationship with its key customers, many of them travel to Memphis annually to conduct their business in on-site showrooms.

   Cleo's revenues are highly seasonal with approximately 80% being Christmas related. Industry practices require production based on commitments or bookings early in the selling cycle with actual purchase orders received within a short period prior to shipment. Because the products are seasonal, sales terms do not require payment until after the Christmas season in accordance with industry practices.

   Due to the ever increasing competitive retail environment, Cleo plays a crucial role in helping the customer to develop retail programs to meet product performance objectives while appealing to consumers' tastes. These objectives are met through the development and manufacture of custom configured and designed products. Cleo's years of experience in program development and product quality are key competitive advantages in helping the retailers meet their objectives.

   Competition In its core product line of Christmas gift wrap, Cleo competes primarily with Plus Mark(R), a division of American Greetings Corporation and CPS Corporation. Historically, Cleo has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. More recently, however, these companies have begun to penetrate the mass market retail outlets in which Cleo sells its products.

                                  |       |
                                  |       |
                                  |  CSS  |

Direct Mail Business Products Group

General

   The Direct Mail Business Products Group, composed of Rapidforms and its subsidiaries, designs and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures.

   Principal Products Rapidforms has developed and sells a wide range of standard business forms, including snap-apart, register, continuous and laser forms. Rapidforms also sells a variety of other products for small businesses and other organizations, including office supplies (such as labels, envelopes and stationery), promotional products (such as printed pens, postcards and appointment reminders), retail merchandising products (such as price cards and tags, bags, sales kits, baskets and hangers), products for the healthcare industry (such as prescription pads, patient record forms and superbills), human resources products (such as motivational posters, awards and products for employee administration) and greeting cards. Rapidforms maintains an active new product development program and holds several trademarks covering a small number of items sold by it. Rapidforms(R) and Rapidforms Design(R) are registered trademarks of Rapidforms.

   Snap-apart forms produce multiple copies of information manually written or typed on the first sheet of the form and are available in carbon and carbonless designs. Register forms are used with countertop registers, and continuous and laser forms are used for printing information generated by desk-top computers. The continuous and laser forms product lines consist principally of forms compatible with various microcomputer software developed by software companies. Many of such companies have endorsed Rapidforms' continuous forms for use with their computer software packages.

   Rapidforms offers imprinting (of customer names, addresses and logos) and numbering on most of its standard business forms and supplies. Approximately 71% of the products sold by Rapidforms in 1995 were imprinted and/or numbered. In addition to standard forms, Rapidforms offers a full range of custom products including continuous, laser, snap-apart and register forms, labels, tags, envelopes and stationery.

   Although most of the forms sold by Rapidforms are produced by outside vendors, Rapidforms also manufactures a portion of its continuous forms for its base stock. Rapidforms believes that alternate sources are available for most merchandise appearing in its catalogs, and has generally not had any problems obtaining necessary items. Inventory is maintained at a high level in order to fill customer orders promptly. Non-imprinted products are generally shipped by the day after receipt of an order and standard imprinted products are shipped within four to six working days. Custom products are generally shipped within ten working days of approval of proofs.

   In November 1994, Rapidforms acquired the assets and business of Histacount Corporation ("Histacount"), located in Melville, New York. Histacount sells, by direct mail, personalized printed products such as stationery, envelopes, labels and business forms, as well as other supply items to physicians, dentists, veterinarians, accountants, lawyers and other professionals under the names Histacount, Expressions, ASH Accountants' (America's Supply House), and Napco Press. Rapidforms moved Histacount into its facility in Thorofare, New Jersey during the spring of 1995.

   In December 1994, Rapidforms acquired the assets and business of Business Envelope Manufacturers, Inc. ("Business Envelope"), located in Deer Park, New York with fulfillment in Claysburg, Pennsylvania. Business Envelope is a direct mail marketer of a wide variety of envelopes, labels, business forms, stationery and supply items, to small businesses of many types. In 1995, the sellers continued to fulfill most Business Envelope orders for Rapidforms. Early in 1996, the fulfillment operations of Business Envelope were moved into the Thorofare facility and integrated with the operations of Rapidforms.

   Sales and Marketing Rapidforms sells to customers located throughout the United States (including Puerto Rico), the United Kingdom and France and, to a limited extent, in Canada. Its typical customers are small to medium sized manufacturing, wholesale, retail, and automotive businesses, and professionals such as physicians, dentists, veterinarians, accountants and lawyers. Sales at wholesale (principally to distributors of business forms, supplies and merchandising products as well as drug wholesalers) are made to a smaller number of customers.

                                  |       |
                                  |       |
                                  |  CSS  |

   Rapidforms sells its products primarily through the direct mailing of catalogs and brochures to existing and prospective customers. Rapidforms uses various types of catalogs which are revised regularly to reflect product line and price changes. It also periodically mails a variety of brochures featuring one product or a few related products. Rapidforms now has approximately 800,000 customers. In 1995, approximately 21,500,000 catalogs and brochures were mailed to customers and prospective customers. In addition to catalog sales, products are also sold to a limited extent through distributors and dealers and in the case of retail merchandising products, direct to large end-users. Continuous forms are marketed, among other ways, through inserts which are placed in the software manuals for various computer software. Products for automotive dealers and repair shops in the United Kingdom and France are sold under sales arrangements with major auto manufacturers.

   Retail orders are received by mail, facsimile and over toll-free telephone lines provided by Rapidforms. Rapidforms' business is characterized by a high volume of small orders, with an average order totaling approximately $143. To handle these orders efficiently, Rapidforms generally has computerized its operations. The computer systems are also used for customer profile analysis in order to determine which customers should receive Rapidforms mailings. Rapidforms has a 100% satisfaction guaranteed customer return and cancellation policy, consistent with industry practices.

   Competition The direct mail industry is highly competitive. Rapidforms believes that its business forms, supplies and other products are well positioned in its industry, and that it offers a wide selection of forms designed specially to meet the needs of the businesses in which its customers are involved.

   In the United States, Rapidforms competes primarily with other direct mail companies, some of which have more extensive customer lists and greater financial resources. The company is aware of approximately twenty companies marketing competitive products by mail, which include New England Business Services, Inc., Deluxe Check Printers, Inc., Viking Office Products and Executive Greetings, Inc. Rapidforms competes with these firms through a combination of methods, including product selection, design and quality, speed of delivery, price, selection of markets and quality of its customer and prospect lists.

   To a lesser extent, Rapidforms also competes with non-mail distributors, local job printers and retail stationery stores located throughout the United States. Most local job printers have no salesmen and their markets are typically limited to small geographic areas. Local printers have the advantage of physical proximity to their customers but frequently lack design expertise and are generally unable to offer products of complex construction. Typically, pre-printed business forms offered by stationers are limited to general purpose forms suitable for use by a broad cross-section of businesses and not designed for specific types of business firms. Continuing growth in the availability and use of computers and copy machines by Rapidforms' customers also affects Rapidforms, and, in certain respects, Rapidforms' products compete with forms that can be designed by computer users with "desk-top publishing" or forms software capabilities.

   In the United Kingdom and France, Rapidforms' primary competition is from local printers. Rapidforms also competes there with a few direct mail companies and with manufacturers of custom business forms that seek similar endorsed forms supply relationships. Rapidforms' customers in Europe also are affected by the increased availability and functionality of desk-top computers.

Employees

   At March 11, 1996, approximately 590 persons were employed by Paper Magic, 774 persons were employed by Berwick, 725 were employed by Cleo (with personnel increasing to approximately 1,160; 1,050 and 1,700 , respectively, as seasonal employees are added), 686 persons were employed at Rapidforms, and 18 persons were employed at the Company's headquarters.

   With the exception of the bargaining unit at Cleo, which includes 480 employees, the employees at Paper Magic, Berwick and Rapidforms are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of Paper Magic, Berwick and Cleo production employees fluctuate during the year.

   The Company believes that relationships with all of its employees are good.

                                  |       |
                                  |       |
                                  |  CSS  |

Item 2. Properties

   Paper Magic operates out of 810,000 square feet of owned production and warehouse space and 40,000 square feet of leased office space located principally in central and northeast Pennsylvania. Berwick owns five buildings in northeast Pennsylvania which represent 661,000 square feet of production, warehouse and office space and leases 227,000 square feet of additional warehouse space in three buildings located in northeast Pennsylvania. Cleo operates principally in two facilities in Memphis, Tennessee. The manufacturing operations, raw materials warehouse and offices are in a 1,003,000 square foot leased facility while finished goods warehousing and distribution are in a 1,153,000 square foot owned facility. Rapidforms maintains principal facilities in a 121,000 square foot owned facility in southern New Jersey. Rapidforms also has other owned and leased facilities totaling approximately 150,000 square feet located in southern New Jersey; Santa Fe Springs, California; Romsey, England; and LeHavre, France. The Company believes such facilities are adequate for current production requirements.

   The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

   The Company is also the lessee of approximately 242,000 square feet of office, loft, retail and warehouse space (which was related primarily to its former retail and home furnishings operations) which have been subleased by the Company, as sublessor, to various sublessees.

Item 3. Legal Proceedings

   Effective November 15, 1995, CSS acquired all of the outstanding shares of Cleo from Gibson Greetings, Inc. ("Gibson") in accordance with a stock purchase agreement dated October 3, 1995. The purchase price is subject to adjustment based on the Closing Date Statement of Net Equity of Cleo at November 15, 1995 (the "Statement"). Based upon the Statement prepared by Cleo, CSS has requested that Gibson consent to the release to CSS of the $12,000,000 of the purchase price currently held in escrow for the resolution of such purchase price adjustments and the payment of any indemnification claims. Gibson has indicated that it disagrees with the Statement and believes that none of the $12,000,000 held in escrow should be released to CSS. The disagreement relates primarily to the valuation of Cleo's inventory.

   CSS and Gibson have agreed to engage an independent public accounting firm to resolve the disputed items on the Statement. CSS anticipates that it will be unable to satisfy the financial statement requirements of Form 8-K with regard to the Cleo acquisition at this time, and thus is unable to have future registration statements declared effective until it is in compliance with its Exchange Act financial statement requirements. CSS cannot at this time estimate when the disputed items will be resolved.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                  |       |
                                  |       |
                                  |  CSS  |

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Principal Market for Common Stock

   The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the calendar quarters during 1995 and 1994.
                                                  High          Low
                                              -----------  -----------
1995
     First Quarter  .......................      $17 3/4      $15 1/2
     Second Quarter  ......................       18           15 3/4
     Third Quarter  .......................       24 3/4       17
     Fourth Quarter  ......................       23           20 5/8
1994
     First Quarter  .......................      $21          $17 3/4
     Second Quarter  ......................       19           15 3/4
     Third Quarter  .......................       17           15 5/8
     Fourth Quarter  ......................       17 3/8       15 3/4

(b) Holders of Common Stock

   At March 11, 1996, there were approximately 2,300 holders of the Company's Common Stock.

(c) Dividends

   The Company has not declared or paid any dividends on its Common Stock for more than the past three fiscal years. The ability of the Company to pay any cash dividends on its Common Stock is dependent on the Company's earnings and profits and cash requirements and is further limited by the terms of the Company's revolving line of credit. The Company does not anticipate that it will declare or pay any cash dividends on its Common Stock for the foreseeable future.

   At March 11, 1996, there were no shares of preferred stock outstanding.

                                  |       |
                                  |       |
                                  |  CSS  |

Item 6. Selected Financial Data
  (In thousands, except
  per share amounts)

                                                             Years Ended December 31,
                                          ---------------------------------------------------------------
                                               1995         1994         1993         1992          1991
                                          ----------   ----------    ----------   ----------   ----------
Statement of Operations Data:
Sales  ................................    $288,412     $218,235     $205,743     $151,679      $133,903
Income from continuing operations
  before income taxes and minority
  interest ............................      27,386       24,462       24,385       18,643        17,424
Net income from continuing operations .      15,775       14,027       13,975       10,001        10,343
Gain on sale and income from
  discontinued operation, net of income
  taxes ...............................          --        9,775        3,019        2,876         2,076
Net income  ...........................      15,775       23,802       16,994       12,877        12,419
Net income from continuing operations
  per common share --
   Primary ............................        1.45         1.21         1.18          .91           .90
   Fully diluted ......................        1.43         1.21         1.17          .88           .86
Balance Sheet Data:
Working capital  ......................      66,395       72,075       85,288       86,467        63,452
Total assets  .........................     374,961      205,081      200,143      151,923       154,591
Long-term obligations and redeemable
   preferred stock ....................      20,412       14,398       14,385        8,594        10,589
Shareholders' equity  .................    $153,856     $142,980     $133,952     $111,843      $ 99,727


                                  |       |
                                  |       |
                                  |  CSS  |

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions and Divestitures

   CSS acquired all of the outstanding stock of Cleo Inc., effective November 15, 1995, for approximately $133,000,000. The purchase price includes $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent accounting firm to resolve the disputed items. Cleo, based in Memphis, Tennessee, designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada.

   Subsequent to the acquisition of Cleo, the Company's management approved a restructuring plan that was substantially implemented by December 31, 1995. Cleo's 1995 products were manufactured in six facilities and warehoused in and distributed from five other permanent and temporary facilities. As a part of this plan, five of Cleo's six manufacturing facilities have been closed and four of the five warehouse and distribution facilities have been vacated. Cleo's boxed card, Valentine, gift tags and ribbon and bow manufacturing and packaging requirements will be blended into existing lines at Paper Magic and Berwick during early 1996. In addition, all applicable inventory will be transferred from Cleo to Paper Magic and Berwick. As a result of the closure of facilities and consolidation of manufacturing processes, employees at the affected facilities were severed.

   The unaudited consolidated results of operations of the Company and Cleo on a pro forma basis as though the transaction had been consummated at the beginning of the respective years were as follows:

                                       1995         1994
                                    ----------   ----------
     Sales  .....................    $429,106     $392,478
     Net income  ................       5,634        5,313
     Net income per common share
          Primary  ..............         .52          .46
          Fully diluted .  ......    $    .51     $    .46

   Pro forma adjustments included in the above results reflect (1) increased inventory obsolescence reserves required for the periods prior to November 15, 1995, (2) reduced rental expense related to a renegotiated lease and to leases on terminated facilities, (3) reduction of administrative payroll costs and management fees, and (4) the effect of purchase accounting adjustments on interest, depreciation, amortization and tax expense.

   On June 6, 1995, Paper Magic acquired the assets and businesses of Topstone Industries, Inc. and Illusive Concepts, Inc. for approximately $8,740,000 in cash. Topstone is a designer and distributor of a broad range of Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts, based in Concord, California, designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift stores.

   On December 22, 1994, Rapidforms acquired certain assets and the business of Business Envelope Manufacturers, Inc., a direct marketer of envelopes, business forms, stationery, labels and other office supplies for approximately $4,743,000 in cash.

   On November 4, 1994, Rapidforms acquired substantially all of the assets and business of Histacount Corporation for approximately $14,598,000 in cash. Histacount is a direct marketer of customized business forms, stationery and other related office products sold primarily to the healthcare, legal and accounting professions.

   On March 30, 1994, the Company sold its 96% interest in its former Ellisco subsidiary for $30,431,000. The sale resulted in an after-tax gain of $9,661,000 and after-tax cash proceeds of approximately $24,000,000.

                                  |       |
                                  |       |
                                  |  CSS  |

Seasonality

   The seasonal nature of the Consumer Products Group businesses (Paper Magic, Berwick and Cleo) resulted in low sales and operating profits for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company. In addition, the fourth quarter of 1995 includes a pre-tax loss of $1,906,000 incurred by Cleo subsequent to its acquisition, as the majority of Christmas shipments were made prior to consummation of the transaction. Quarterly fluctuations of sales and earnings are expected to be further pronounced in 1996 with the inclusion of a full year of Cleo's results.

   Because of the seasonality and the general industry practice of deferred payment terms, the Consumer Products Group businesses experience significant collections of accounts receivable in December and January, thus enabling them to make major reductions in the short-term debt borrowed during the year to fund their inventory and accounts receivable build-up.

Results of Operations

   Consolidated sales for 1995 increased by 32% to $288,412,000 from $218,235,000. The increase was primarily attributable to incremental sales of companies acquired in 1994 and 1995 as well as 10% growth in the internal sales of Paper Magic, Berwick and Rapidforms. The 6% increase in sales to $218,235,000 in 1994 from $205,743,000 in 1993 was primarily due to the timing of the acquisition of Berwick in May 1993, as sales growth at Berwick and Rapidforms in 1994 was substantially offset by sales declines of Paper Magic.

   The increase in cost of sales of 38% in 1995 and 8% in 1994 was primarily attributable to the rise in revenues. As a percentage of sales, cost of sales was 62% in 1995, 59% in 1994, and 58% in 1993. The increase in cost of sales as a percentage of sales in 1995 reflected competitive pricing pressures in consumer products businesses, the timing of the Cleo acquisition, the acquisition of lower margin businesses, the increasing importance of direct import sales and higher paper and resin costs. Selling, general and administrative expenses, as a percentage of sales, was 28% in 1995, and 30% in 1994 and 1993. The decrease in 1995 was due to incrementally lower selling, general and administrative costs of acquired companies.

   Interest expense, net was $3,957,000 in 1995, $923,000 in 1994, and
$1,559,000 in 1993. The increase in 1995 was due primarily to increased borrowings to fund acquisitions in late 1994 and 1995 and to finance additional working capital requirements. The decrease in 1994 was due primarily to cash generated by the March 30, 1994 sale of Ellisco.

   Rental and other income, net of $1,727,000 increased from its 1994 amount of $910,000 primarily due to the gain on the sale of marketable securities in 1995.

   Income before income taxes and minority interest was $27,386,000, or 10% of sales in 1995, $24,462,000, or 11% of sales in 1994, and $24,385,000, or
12% of sales in 1993.

   Income taxes as a percentage of income before income taxes was 40% in 1995, 41% in 1994, and 42% in 1993. The decrease in 1995 was primarily due to tax benefits related to certain permanent differences. The decrease in 1994 was primarily due to the effects of the investment of the Company's excess cash in tax-exempt money market securities.

   Minority interest in income of subsidiaries was $615,000 in 1995, or 4% of income before minority interest, $388,000 or 3% in 1994, and $173,000 or 1% in 1993. The change between years was due to the varying stock valuation formulae required by certain subsidiary buy/sell agreements and the mix of earnings from year to year. Historically, the Company's business strategy provided in certain instances for the purchase by subsidiary operating management of minority interests in the businesses they were managing. With the 1993 acquisition of Berwick, the Company began offering operating management the opportunity to purchase stock of the Company by participating in the Company's then Incentive Stock Option Plan and thereafter by participating in its Equity Compensation Plan. With the retirement of a significant Paper Magic shareholder in 1994, the Company offered the remaining minority shareholders of Paper Magic the opportunity to redeem their shares for cash and to exchange

                                  |       |
                                  |       |
                                  |  CSS  |

any outstanding Paper Magic stock options for CSS stock options. The remaining minority interest liability on the consolidated balance sheet relates to Rapidforms minority ownership and the appreciation on unexercised Rapidforms' stock options.

   Net income from continuing operations increased 13% in 1995 to $15,775,000, and was up slightly in 1994 to $14,027,000. Fully diluted net income from continuing operations per share rose 18% in 1995 to $1.43 per share and 3% in 1994 to $1.21 per share.

   Net income to common shareholders of $23,802,000 in 1994 reflected the $9,661,000 gain on the sale of Ellisco, net of income taxes.

Inflation

   The Company attempts to alleviate inflationary material and labor pressures by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity, and improving design and manufacturing techniques. Raw material cost increases in certain grades of paper, polypropylene resin and corrugated negatively impacted 1995 margins by less than 2% as a percentage of sales.

Liquidity and Capital Resources

   At December 31, 1995, the Company had working capital of $66,395,000 and shareholders' equity of $153,856,000. The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most Paper Magic, Berwick and Cleo revenues are seasonal with approximately 70 percent of sales being Christmas and Halloween related. As payment of Christmas related products is usually not received until after the holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At December 31, 1995, there was $102,950,000 outstanding under this facility and a note payable of $24,547,000 due to the seller of Cleo. For information concerning the bank credit facility, see Note 6 of Notes to Consolidated Financial Statements.

   Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

Future Accounting Changes

   "Accounting for Stock-Based Compensation," SFAS No. 123, was issued in October 1995. This statement provides for alternatives relating to the measurement of compensation expense for stock options and other stock-based compensation. One option is to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative would not change the current intrinsic-value approach to expense recognition, but would require pro forma disclosure in the notes to the consolidated financial statements of the impact using the fair-value method. The Company plans to adopt the pro forma disclosure option in 1996, and management of the Company believes the adoption of such method will not have a material effect on the consolidated financial condition or results of operations.

   "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," SFAS No. 121, was issued in March 1995. This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. Although asset impairment is always a possibility from changes in business conditions, strategy and organization, management of the Company believes the adoption of this statement in 1996 will not result in any significant write-downs of assets.

                                  |       |
                                  |       |
                                  |  CSS  |














                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                                  |       |
                                  |       |
                                  |  CSS  |

Item 8. Financial Statements

CSS INDUSTRIES, INC.
AND SUBSIDIARIES

                                    INDEX

                                                                       Page
                                                                     -------
Report of Independent Public Accountants  ..........................    15
Consolidated Balance Sheets -- December 31, 1995 and 1994  .........  16-17
Consolidated Statements of Operations -- for the years ended
  December 31, 1995,  1994 and 1993 ................................    18
Consolidated Statements of Cash Flows -- for the years ended
  December 31, 1995,  1994 and 1993 ................................    19
Consolidated Statements of Shareholders' Equity -- for the years ended December 31, 1995, 1994 and 1993 ...........................  20-21
Notes to Consolidated Financial Statements  ........................  22-33

                                  |       |
                                  |       |
                                  |  CSS  |

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CSS Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Philadelphia, PA
 February 23, 1996

                                  |       |
                                  |       |
                                  |  CSS  |

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except
 share amounts)

                                                             December 31,
                                                       ------------------------
                      ASSETS                                 1995         1994
                      ------                            ----------   ----------
CURRENT ASSETS
     Cash and temporary investments  ................    $  3,102     $  8,774
     Marketable securities  .........................         800           --
     Accounts receivable, net of allowance for
        doubtful accounts of $4,684 and $1,950 ......     174,832       52,886
     Inventories  ...................................      76,397       35,862
     Deferred income taxes  .........................          --        6,170
     Other current assets  ..........................       8,349        5,729
                                                        ----------   ----------
          Total current assets  .....................     263,480      109,421
                                                        ----------   ----------
PROPERTY, PLANT AND EQUIPMENT
     Land  ..........................................       1,876        1,661
     Buildings, leasehold interests and improvements       33,836       30,713
     Machinery, equipment and other  ................      53,024       46,007
                                                        ----------   ----------
                                                           88,736       78,381

     Less -- Accumulated depreciation and
        amortization ................................      43,741       39,476
                                                        ----------   ----------

          Net property, plant and equipment  ........      44,995       38,905
                                                        ----------   ----------
OTHER ASSETS
     Intangible assets, net of accumulated
        amortization of $7,299 and $5,041 ...........      50,019       55,404
     Deferred income taxes  .........................       1,829           --
     Other  .........................................      14,638        1,351
                                                        ----------   ----------

          Total other assets  .......................      66,486       56,755
                                                        ----------   ----------
                                                         $374,961     $205,081
                                                        ==========   ==========


                                  |       |
                                  |       |
                                  |  CSS  |

                                                           December 31,
                                                     ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                     1995         1994
------------------------------------                   ----------   ----------
CURRENT LIABILITIES
     Notes payable  ...............................    $128,547     $    424
     Current portion of long-term debt  ...........       6,531          869
     Accounts payable  ............................      15,337        9,461
     Accrued redemption of subsidiary stock  ......       1,019        6,236
     Accrued payroll and other compensation  ......       6,932        6,407
     Accrued expenses  ............................      36,620       13,949
     Deferred income taxes  .......................       2,099           --
                                                      ----------   ----------

          Total current liabilities  ..............     197,085       37,346
                                                      ----------   ----------
LONG-TERM DEBT, NET OF CURRENT PORTION  ...........      17,865       11,043
                                                      ----------   ----------
OTHER LONG-TERM OBLIGATIONS  ......................       2,547        3,355
                                                      ----------   ----------
MINORITY INTEREST  ................................       3,608        3,005
                                                      ----------   ----------
DEFERRED INCOME TAXES  ............................          --        7,352
                                                      ----------   ----------
SHAREHOLDERS' EQUITY
     Preferred stock, Class 2, $.01 par,
        authorized 1,000,000 shares ...............          --           --
     Common stock, $.10 par, authorized 20,000,000
        shares, issued 12,193,848 shares and
        12,096,648 shares .........................       1,219        1,210
     Additional paid-in capital  ..................      27,087       26,197
     Retained earnings  ...........................     149,314      133,539
     Unrealized gain on marketable securities  ....         327           --
     Cumulative foreign currency translation
        adjustment ................................        (463)        (471)
     Common stock in treasury, 1,479,832 and
        1,101,875 shares, at cost .................     (23,628)     (17,495)
                                                      ----------   ----------

          Total shareholders' equity  .............     153,856      142,980
                                                      ----------   ----------
                                                       $374,961     $205,081
                                                      ==========   ==========


               See notes to consolidated financial statements.

                                  |       |
                                  |       |
                                  |  CSS  |

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except
per share amounts)

                                                                     Years Ended December 31,
                                                              -------------------------------------
                                                                    1995         1994         1993
                                                               ----------   ----------    ----------
SALES  .....................................................    $288,412     $218,235     $205,743
                                                               ----------   ----------    ----------
COSTS AND EXPENSES
   Cost of sales ...........................................     178,481      129,079      119,453
   Selling, general and administrative expenses ............      80,315       64,681       61,253
   Interest expense, net of interest income of $316, $704
     and $302  .............................................       3,957          923        1,559
   Rental and other income, net ............................      (1,727)        (910)        (907)
                                                               ----------   ----------    ----------
                                                                 261,026      193,773      181,358
                                                               ----------   ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   MINORITY INTEREST .......................................      27,386       24,462       24,385
INCOME TAXES  ..............................................      10,996       10,047       10,237
                                                               ----------   ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST        16,390       14,415       14,148
MINORITY INTEREST IN INCOME OF SUBSIDIARIES  ...............         615          388          173
                                                               ----------   ----------    ----------
NET INCOME FROM CONTINUING OPERATIONS  .....................      15,775       14,027       13,975
DISCONTINUED OPERATION
   Income from discontinued operation, net of income taxes
     of $0, $95 and $1,893  ................................          --          114        3,019
   Gain on sale of subsidiary, net of income taxes of $6,145
     in 1994  ..............................................          --        9,661           --
                                                               ----------   ----------    ----------
NET INCOME  ................................................    $ 15,775     $ 23,802     $ 16,994
                                                               ==========   ==========    ==========
NET INCOME PER COMMON SHARE
 Primary:
     Continuing operations  ................................    $   1.45     $   1.21     $   1.18
     Discontinued operation  ...............................          --          .01          .25
     Gain on sale of subsidiary  ...........................          --          .83           --
                                                               ----------   ----------    ----------
                                                                $   1.45     $   2.05     $   1.43
                                                               ==========   ==========    ==========
   Fully diluted:
     Continuing operations  ................................    $   1.43     $   1.21     $   1.17
     Discontinued operation  ...............................          --          .01          .25
     Gain on sale of subsidiary  ...........................          --          .83           --
                                                               ----------   ----------    ----------
                                                                $   1.43     $   2.05     $   1.42
                                                               ==========   ==========    ==========

               See notes to consolidated financial statements.

                                  |       |
                                  |       |
                                  |  CSS  |

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                          Years Ended December 31,
                                                                   --------------------------------------
                                                                          1995         1994         1993
                                                                    -----------   ----------    ----------
Cash flows from operating activities:
   Net income ...................................................    $  15,775     $ 23,802     $ 16,994
                                                                    -----------   ----------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  .............................        8,170        6,800        5,634
     Provision for doubtful accounts  ...........................        1,698          910        1,882
     Deferred tax (benefit) provision  ..........................         (912)        (284)       8,787
     Minority interest in income of subsidiaries  ...............          615          388          173
     (Gain) on sale of assets  ..................................          (40)         (61)         (42)
     (Gain) on sale of marketable securities  ...................       (1,061)
     (Gain) on sale of discontinued operation  ..................           --       (9,661)          --
     Changes in assets and liabilities of discontinued operation            --       (6,915)         609
     Changes in assets and liabilities, net of effects from
        purchases and disposal of businesses: ...................
        Decrease (increase) in accounts receivable ..............        7,645        3,074      (11,508)
        Decrease (increase) in inventories ......................        5,438       (1,313)       2,135
        (Increase) decrease in other assets .....................       (1,443)        (282)         764
        Increase (decrease) in accounts payable .................        5,876        2,277       (3,262)
        (Decrease) increase in accrued expenses .................      (16,671)       1,331        3,069
                                                                    -----------   ----------    ---------
          Total adjustments  ....................................        9,315       (3,736)       8,241
                                                                    -----------   ----------    ---------
          Net cash provided by operating activities  ............       25,090       20,066       25,235
                                                                    -----------   ----------    ---------
Cash flows from investing activities:
   Purchases of marketable securities ...........................       (2,080)          --           --
   Proceeds on sale of marketable securities ....................        2,668           --           --
   Purchases of businesses, net of cash received of $63, $0 and
     $655  ......................................................     (143,298)     (19,341)     (27,039)
   Purchase of property, plant and equipment ....................       (8,823)      (5,602)      (6,661)
   Proceeds from sale of business ...............................           --       30,431           --
   Proceeds from sale of assets .................................          313          397           67
                                                                    -----------   ----------    ---------
          Net cash (used for) provided by investing activities  .     (151,220)       5,885      (33,633)
                                                                    -----------   ----------    ---------
Cash flows from financing activities:
   Payments on long-term obligations ............................       (2,444)      (1,263)      (2,783)
   Borrowings (repayments) of notes payable .....................      128,123      (10,351)       7,688
   Dividends paid ...............................................         (120)        (110)        (228)
   Purchase of treasury stock ...................................       (6,133)     (16,237)        (252)
   Purchase of subsidiary stock from minority shareholders ......           --       (3,123)      (1,105)
   Proceeds from exercise of stock options ......................        1,007        1,390          723
   Redemption of preferred stock ................................           --           --          (16)
                                                                    -----------   ----------    ---------
          Net cash provided by (used for) financing activities  .      120,433      (29,694)       4,027
                                                                    -----------   ----------    ---------
Effect of exchange rate changes on cash  ........................           25           58          (48)
                                                                    -----------   ----------    ---------
Net (decrease) in cash and temporary investments  ...............       (5,672)      (3,685)      (4,419)
Cash and temporary investments at beginning of year  ............        8,774       12,459       16,878
                                                                    -----------   ----------    ---------
Cash and temporary investments at end of year  ..................    $   3,102     $  8,774     $ 12,459
                                                                    ===========   ==========    =========

               See notes to consolidated financial statements.

                                  |       |
                                  |       |
                                  |  CSS  |

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except
 share amounts)


                                               Preferred Stock           Common Stock          Additional
                                            --------------------   ------------------------     Paid-in
                                              Shares     Amount         Shares      Amount       Capital
                                             --------   --------    ------------   --------   ------------
BALANCE, JANUARY 1, 1993  ................      --      $    --     10,612,272     $ 1,061      $ 19,591
   Issuance of common stock upon exercise
     of stock options  ...................      --           --        103,000          10           650
   Issuance of common stock upon
     conversion of Class 1 redeemable
     preferred stock  ....................      --           --        699,500          70         2,712
   Issuance of common stock upon merger
     with Philadelphia Industries, Inc.  .      --           --        497,346          50         1,676
   Issuance of common stock upon purchase
     of partnership interest  ............      --           --         54,532           6          (191)
   Issuance of common stock options in
     consideration of assets purchased  ..      --           --             --          --           500
   Increase in treasury shares ...........      --           --             --          --            --
   Foreign currency translation adjustment      --           --             --          --            --
   Net income ............................      --           --             --          --            --
   Preferred dividends:
     $5.83 per share for Class 1  ........      --           --             --          --            --
     Other  ..............................      --           --             (2)         --            --
                                             --------   --------    ------------   --------   -----------
BALANCE, DECEMBER 31, 1993  ..............      --           --     11,966,648       1,197        24,938
   Issuance of common stock upon exercise
     of stock options  ...................      --           --        130,000          13         1,259
   Increase in treasury shares ...........      --           --             --          --            --
   Foreign currency translation adjustment      --           --             --          --            --
   Net income ............................      --           --             --          --            --
                                             --------   --------    ------------   --------   -----------
BALANCE, DECEMBER 31, 1994  ..............      --           --     12,096,648       1,210        26,197
   Issuance of common stock upon exercise
     of stock options  ...................      --           --         97,200           9           890
   Increase in treasury shares ...........      --           --             --          --            --
   Unrealized gain on marketable
     securities  .........................      --           --             --          --            --
   Foreign currency translation adjustment      --           --             --          --            --
   Net income ............................      --           --             --          --            --
                                             --------   --------    ------------   --------   -----------
BALANCE, DECEMBER 31, 1995  ..............      --      $     --    12,193,848     $ 1,219      $ 27,087
                                             ========   ========    ============   ========   ===========


                                  |       |
                                  |       |
                                  |  CSS  |


                              Cumulative
               Unrealized       Foreign              Common Stock
                Gain on        Currency              in Treasury
 Retained      Marketable     Translation     ----------------------------
Earnings       Securities      Adjustment          Shares        Amount         Total
----------    ------------   -------------    -------------   -----------   ----------
$ 92,758      $       --     $      (561)        (83,966)     $ (1,006)     $111,843

      --              --              --              --            --           660

      --              --              --              --            --         2,782

      --              --              --              --            --         1,726

      --              --              --              --            --          (185)

      --              --              --              --            --           500
      --              --              --          (7,225)         (252)         (252)
      --              --            (101)             --            --          (101)
  16,994              --              --              --            --        16,994

     (16)             --              --              --            --           (16)
       1              --              --               1            --             1
 --------   ------------   -------------    -------------   -----------   ----------
 109,737              --            (662)        (91,190)       (1,258)      133,952

      --              --              --              --            --         1,272
      --              --              --      (1,010,685)      (16,237)      (16,237)
      --              --             191              --            --           191
  23,802              --              --              --            --        23,802
 --------    ------------   -------------    -------------   -----------   ----------
 133,539              --            (471)     (1,101,875)      (17,495)      142,980

      --              --              --              --            --           899
      --              --              --        (377,957)       (6,133)       (6,133)
      --             327              --              --            --           327
      --              --               8              --            --             8
  15,775              --              --              --            --        15,775
--------    ------------   -------------    -------------   -----------   ----------
$149,314    $        327     $      (463)     (1,479,832)     $(23,628)     $153,856
========    ============   =============    =============   ===========   ==========


               See notes to consolidated financial statements.

                                  |       |
                                  |       |
                                  |  CSS  |

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation

   The consolidated financial statements include the accounts of CSS Industries, Inc. ("Company") and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments of a foreign subsidiary are charged or credited to a separate component of shareholders' equity.

   Nature of Business

   CSS is a diversified company with two groups of businesses - the Consumer Products Group and the Direct Mail Business Products Group. The Consumer Products Group is primarily engaged in the manufacture and sale to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. Due to the seasonality of the Consumer Products Group with the majority of sales occurring in the third and fourth quarters, a material portion of the Company's trade receivables are due in December and January of each year. The Consumer Products Group is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995. The Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"), develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States, the United Kingdom and France, primarily through the direct mailing of catalogs and brochures. Rapidforms was acquired by CSS in January 1985.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Marketable Securities

   In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), the Company values certain equity securities at market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

   Management determines the proper classifications of investments in marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1995, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined in a specific identification basis, are included in the Consolidated Statements of Operations.

                                  |       |
                                  |       |
                                  |  CSS  |

   Inventories

   Inventories are generally stated at the lower of first-in, first-out
(FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,643,000 and $1,616,000 at December 31, 1995 and 1994,
respectively. Inventories consisted of the following:

                                                      1995              1994
                                                -------------   ---------------
Raw material ...............................      $21,926,000       $ 8,192,000
Work-in-process ............................       13,196,000         5,820,000
Finished goods .............................       41,275,000        21,850,000
                                                -------------   ---------------
                                                  $76,397,000       $35,862,000
                                                =============   ===============

   Advertising Materials

   Product catalogs for direct mail advertising at Rapidforms are revised and printed in large quantities several times during the year. The costs of such catalogs are expensed when mailed. The direct costs of prep work, printing and binding relating to unmailed catalogs and catalogs in the process of completion were $2,322,000 and $1,665,000 at December 31, 1995 and 1994, and were included in other current assets.

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation and amortization are provided generally on the straight-line method and are based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements  ...    Lease term to 40 years
Machinery, equipment and other  ....................    3 to 12 years

   When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

   Intangible Assets

   The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of goodwill may not be recoverable. Intangible assets, including goodwill, are amortized over a period not to exceed 40 years.

   Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

   Revenue Recognition

   The Company recognizes revenues in accordance with its shipping terms. Returns and allowances are reserved for based on historical experience.

   Net Income Per Common Share

   Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period -- 10,890,825 in 1995, 11,578,956 in 1994, and 11,878,752 in 1993. Average
outstanding shares used in the computation of fully diluted net income per share were 11,031,022 in 1995, 11,578,956 in 1994, and 11,998,300 in 1993.

                                  |       |
                                  |       |
                                  |  CSS  |

   Statements of Cash Flows

   For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

                Supplemental Schedule of Cash Flow Information
                ----------------------------------------------
(In thousands)                        1995        1994         1993
                                   ----------   ---------    ---------
Cash paid during the year for:
   Interest ....................    $  2,804     $ 1,542     $ 1,641
                                   ==========   =========    =========
   Income taxes ................    $  8,044     $15,339     $ 2,014
                                   ==========   =========    =========
Details of acquisitions:
   Fair value of assets acquired    $192,772     $24,460     $54,326
   Liabilities assumed .........      49,411       5,119      26,632
                                   ----------   ---------    ---------
   Cash paid ...................     143,361      19,341      27,694
   Less cash acquired ..........          63          --         655
                                   ----------   ---------    ---------
Net cash paid for acquisitions      $143,298     $19,341     $27,039
                                   ==========   =========    =========

See Note 2 for supplemental disclosure of noncash investing activities.

   Future Accounting Changes

   "Accounting for Stock-Based Compensation," SFAS No. 123, was issued in October 1995. This statement provides for alternatives relating to the measurement of compensation expense for stock options and other stock-based compensation. One option is to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative would not change the current intrinsic-value approach to expense recognition, but would require pro forma disclosure in the notes to the consolidated financial statements of the impact using the fair-value method. The Company plans to adopt the pro forma disclosure option in 1996, and management of the Company believes the adoption of such method will not have a material effect on the consolidated financial condition or results of operations.

   "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," SFAS No. 121, was issued in March 1995. This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. Although asset impairment may result from changes in business conditions, strategies and organization, management of the Company believes the adoption of this statement in 1996 will not result in any significant write-downs of assets.

   Reclassification

   Certain prior-period amounts have been reclassified to conform with current-year classifications.

(2) BUSINESS ACQUISITIONS AND DIVESTITURES:

   CSS acquired all of the outstanding stock of Cleo, effective November 15, 1995, for approximately $108,500,000 in cash and $24,547,000 in short-term notes. The purchase price includes $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations and is included in other assets in the consolidated balance sheet. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent public accounting firm to resolve the disputed items. Cleo designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of

                                  |       |
                                  |       |
                                  |  CSS  |

historical book value over the purchase price was recorded as a $28,528,000 reduction to fixed assets, an accrual for restructuring expenses of $11,000,000, and a credit to goodwill of $7,562,000. Negative goodwill is included in intangible assets in the accompanying balance sheet and is being amortized over ten years.

   Subsequent to the acquisition of Cleo, the Company's management approved a restructuring plan that was substantially implemented by December 31, 1995. Cleo's 1995 products were manufactured in six facilities and warehoused in and distributed from five other permanent and temporary facilities. As a part of this plan, five of Cleo's six manufacturing facilities have been closed and four of the five warehouse and distribution facilities have been vacated. Cleo's boxed card, Valentine, gift tags and ribbon and bow manufacturing and packaging requirements will be blended into existing lines at Paper Magic and Berwick during early 1996. In addition, all applicable inventory will be transferred from Cleo to Paper Magic and Berwick. As a result of the closure of facilities and consolidation of manufacturing processes, employees at the affected facilities were severed.

   The unaudited consolidated results of operations of the Company and Cleo on a pro forma basis as though the transaction had been consummated at the beginning of the respective years were as follows:
                                                1995              1994
                                           ---------------   ---------------
Sales  .................................      $429,106          $392,478
Net income  ............................         5,634             5,313
Net income per common share  ...........
   Primary .............................           .52               .46
   Fully diluted. ......................      $    .51          $    .46

   Pro forma adjustments included in the above results reflect (1) increased inventory obsolescence reserves required for the periods prior to November 15, 1995, (2) reduced rental expense related to a renegotiated lease and to leases on terminated facilities, (3) reduction of administrative payroll costs and management fees, and (4) the effect of purchase accounting adjustments on interest, depreciation, amortization and tax expense.

   On June 6, 1995, Paper Magic acquired substantially all of the assets and the business of Topstone Industries, Inc. ("Topstone") and Illusive Concepts, Inc. ("Illusive Concepts"). Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift shops. In consideration for the purchase of these businesses, Paper Magic assumed and paid off $8,740,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $3,558,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over forty years.

   On December 22, 1994, Rapidforms acquired certain assets and the business of Business Envelope Manufacturers, Inc., a direct marketer of envelopes, business forms, stationery, labels and other office supplies for $4,743,000 in cash. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $4,748,000 was recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized over 20 to 40 years.

   On November 4, 1994, Rapidforms acquired substantially all of the assets and business of Histacount Corporation ("Histacount"), for $14,598,000 in cash. Histacount is a direct marketer of customized business forms, stationery and other related office products sold primarily to the healthcare, legal and accounting professions. The acquisition was accounted for as a purchase and the excess cost over fair market value of $15,446,000 was recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized over 20 to 40 years.

   On March 30, 1994, the Company sold its 96% interest in its Ellisco subsidiary for total proceeds to the Company of $30,431,000. The after-tax gain on the sale was $9,661,000 while the net after-tax cash proceeds was approximately $24,000,000. Sales from the discontinued operation were $8,307,000 in 1994 and $38,834,000 in 1993. Operating income was $316,000 in
1994 and $3,726,000 in 1993.

                                  |       |
                                  |       |
                                  |  CSS  |

   On January 21, 1993, Philadelphia Industries, Inc. ("PII"), a holding company that owned 45.5% of the Company, merged with and into the Company. Pursuant to the merger agreement, 5,606,752 shares of common stock of the Company were issued to PII stockholders, representing 5,109,406 shares beneficially owned by PII and 497,346 additional shares of common stock issued in consideration of the other net assets of PII, primarily real estate leased by PII, through a subsidiary and its 80% interest in Elfar Realty Partners ("Elfar"), to certain subsidiaries of the Company net of the related mortgage indebtedness. In addition, the Company acquired the remaining 20% interest in Elfar on December 20, 1993, for $650,000 and 54,532 shares of common stock.

(3) STOCK OPTION PLANS:

   The Company's Board of Directors adopted, subject to approval of the shareholders of the Company, the CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"). Under the terms of the 1995 Plan, non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant.

   Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. At December 31, 1995, options to acquire 735,500 shares were available for grant under the 1994 plan.

   Under the terms of the 1991 Stock Option Plan for Non-Employee Directors ("1991 Plan"), stock options to purchase up to 150,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock were granted automatically to each non-employee director on the last day of November in each year from 1991 through 1995 and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 1995, options to acquire 10,000 shares were available for grant under the 1991 Plan.

   Transactions from January 1, 1993 through December 31, 1995, under the above plans were as follows:

                                               Number       Option Price
                                              of Shares       per Share
                                             -----------   ---------------
Options outstanding at January 1, 1993  ..     546,000     $  6.06 - $15.06
   Granted ...............................     193,000       15.81 -  19.13
   Exercised .............................    (103,000)       6.06 -  13.88
   Canceled ..............................     (10,000)          18.00
                                             -----------   ----------------
Options outstanding at December 31, 1993       626,000        9.06 -  19.13
   Granted ...............................     460,500       16.00 -  20.00
   Exercised .............................    (130,000)       9.06 -   9.94
   Canceled ..............................    (134,000)      15.06 -  20.00
                                             -----------   ----------------
Options outstanding at December 31, 1994       822,500        9.25 -  20.00
   Granted ...............................     255,000       15.38 -  22.25
   Exercised .............................     (97,200)           9.25
   Canceled ..............................     (75,300)       9.25 -  16.25
                                             -----------   ----------------
Options outstanding at December 31, 1995       905,000     $ 13.88 - $22.25
                                             ===========   ================
Options exercisable at December 31, 1995       291,500     $ 13.88 - $20.00
                                             ===========   ================

                                  |       |
                                  |       |
                                  |  CSS  |

   Rapidforms and certain of its subsidiaries maintain incentive stock option plans in which options to acquire common shares may be granted to key employees at the fair market value per share on the date of grant. See Note 8.

(4) PROFIT SHARING PLANS:

   The Company's principal operating subsidiaries maintain profit sharing plans covering substantially all of their employees. Corporate officers and employees are covered by the Rapidforms, Inc. Profit Sharing Plan.

   Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated profit sharing expense for the years ended December 31, 1995, 1994 and 1993 was $1,862,000, $1,798,000 and $1,521,000.

(5) FEDERAL INCOME TAXES:

   The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

                                           1995          1994           1993
                                         --------      --------       --------
Current:
   Federal  ......................       $10,298       $ 8,406        $   (71)
   State  ........................         1,342         1,957          1,484
   Foreign  ......................           268           (32)            37
                                         --------      --------       --------
                                          11,908        10,331          1,450
                                         --------      --------       --------
Deferred:
   Federal  ......................        (1,252)           (1)         8,349
   State  ........................           340          (283)           438
   Foreign  ......................            --            --             --
                                         --------      --------       --------
                                            (912)         (284)         8,787
                                         --------      --------       --------
                                         $10,996       $10,047        $10,237
                                         ========      ========       ========


   The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes and minority interest were as follows:

                                             1995      1994       1993
                                            -------   -------    -------
U.S. federal statutory rate  ............    35.0%     35.0%      35.0%
State income taxes, less federal benefit      4.0       4.4        5.1
Other  ..................................     1.2       1.7        1.9
                                            -------   -------    -------
                                             40.2%     41.1%      42.0%
                                            =======   =======    =======

                                  |       |
                                  |       |
                                  |  CSS  |

   Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred tax liabilities as of December 31, 1995 and 1994:

                                                 1995          1994
                                                --------      -------
Deferred tax assets:
   Accounts receivable  .....................   $    --       $1,422
   Inventory  ...............................        --        1,814
   Property, plant and equipment  ...........     7,407           --
   Accrued expenses  ........................     4,964        3,251
   Other  ...................................       878          725
                                                --------      -------
                                                $13,249       $7,212
                                                --------      -------
Deferred tax liabilities:
   Accounts receivable  .....................   $ 6,836       $    --
   Inventory  ...............................     2,695           --
   Property, plant and equipment  ...........        --        2,492
   Other  ...................................     3,988        5,902
                                                --------      -------
                                                $13,519       $8,394
                                                --------      -------
   Net deferred tax liability  ..............   $   270       $1,182
                                                ========      =======

(6) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

   Long-term debt consisted of the following:

                                                                1995            1994
                                                            -------------   -------------
Mortgage on Rapidforms' facility, payable monthly
  through March 1996, interest at 10.5% .................    $ 4,287,000     $ 4,328,000
Economic development revenue bonds (tax exempt) bearing
  interest at a weighted average rate of 7.17% with
  annual serial maturities through 1999 and a term
  maturity in 2004, less unamortized discount of $130,000
  to yield an effective rate of 7.29%. ..................      8,075,000              --
Economic development revenue bonds (taxable) bearing
  interest at 9.10% with annual sinking fund payments
  through 2004, less unamortized discount of $127,000 to
  yield an effective rate of 9.35% ......................      5,678,000              --
Other mortgages, payable monthly through 2001, interest
  at rates ranging from prime plus 1% to 11.5% ..........      1,180,000       1,403,000
Industrial Development Revenue Bonds, payable
  periodically through 2005, interest at rates ranging
  from 3% to 9.25% ......................................      2,468,000       2,610,000
Berwick acquisition debt, payable in 2003, interest at
  8% ....................................................      2,355,000       3,000,000
Other  ..................................................        353,000         571,000
                                                            -------------   -------------
                                                              24,396,000      11,912,000
Less -- current portion  ................................     (6,531,000)       (869,000)
                                                            -------------   -------------
                                                             $17,865,000     $11,043,000
                                                            =============   =============

   In conjunction with the acquisition of Cleo and the consolidation of other credit facilities, the Company entered into a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on November 15, 1995. The facility expires on November 15, 2000 and provides that borrowings are limited during a consecutive 30 day period during each year of the agreement. At the Company's option, interest on

                                  |       |
                                  |       |
                                  |  CSS  |

the facility accrues at (1) the greater of the prime rate or 1/2% in excess of the Federal Funds Rate, or (2) LIBOR plus 1 1/4%. The loan agreement contains covenants, the most restrictive of which pertain to net worth; earnings before interest, income taxes and depreciation; capital expenditures; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The weighted average interest rate under the loan agreement for 1995 was 8.22%, including all facility fees.

   In connection with the acquisition of Cleo on November 15, 1995, the Company entered into a short-term note with the seller for $24,574,000. The note accrued interest at the rate of 8% and was repaid on January 29, 1996.

   Prior to November 15, 1995, Paper Magic had a $40,000,000 unsecured revolving credit facility with four banks. In addition, the Company maintained a $15,000,000 unsecured demand line of credit with a bank.

   Rapidforms had a $4,287,000 note outstanding with a financial institution which accrued interest at 10.5% and was secured by a mortgage on its primary office, manufacturing and warehouse facility. This note was repaid in full in February 1996. The Company and Berwick maintain various notes relating to the financing of manufacturing facilities which are secured by mortgages on the facilities.

   Cleo financed the construction of its primary distribution facility with the proceeds from Economic Development Revenue Bonds. Cleo also maintains an Urban Development Action Grant ("UDAG") bearing interest at 8% and payable in quarterly installments. The UDAG is secured by land and property.

   A subsidiary of Rapidforms obtained financing through the issuance of Industrial Development Revenue Bonds for the construction of a manufacturing, office and warehouse facility and the purchases of new equipment. The bonds, which bear interest at a rate that approximates 75% of prime, are secured by a mortgage on the facility, security interests in the equipment and the guarantee of Rapidforms.

   The Company and Berwick maintain second mortgages on several facilities financed with Industrial Development Revenue Bonds. The bonds mature between 1998 and 2001, accrue interest at rates ranging from 3% to 9.25% and are secured by mortgages on the facilities.

   In connection with the acquisition of Berwick in 1993, the Company entered into a term loan with the primary selling shareholder. The original term loan of $3,000,000 was reduced for indemnification claims to $2,355,000 and is payable on May 3, 2003 with interest payable quarterly at a rate of 8% per year. The note is callable at the option of the noteholder after May 3, 1996, subject to then unresolved claims.

   Long-term debt matures as follows:

    1996  ..................................................      $ 6,531,000
    1997  ..................................................        1,878,000
    1998  ..................................................        1,942,000
    1999  ..................................................        2,114,000
    2000  ..................................................          931,000
    Thereafter  ............................................       11,000,000
                                                               --------------
       Total ...............................................      $24,396,000
                                                               ==============

                                  |       |
                                  |       |
                                  |  CSS  |

(7) OPERATING LEASES:

   The future minimum rental payments associated with all noncancelable lease obligations are as follows:

    1996  ..................................................      $ 5,965,000
    1997  ..................................................        4,353,000
    1998  ..................................................        2,999,000
    1999  ..................................................        2,727,000
    2000  ..................................................        2,481,000
    Thereafter  ............................................        5,817,000
                                                               --------------
       Total ...............................................      $24,342,000
                                                               ==============

   Rent expense was $2,792,000 in 1995, $2,510,000 in 1994, and $2,488,000 in
1993.

(8) COMMITMENTS AND CONTINGENCIES:

   Rapidforms had entered into agreements with minority shareholders or stock option grantees that require the subsidiary to repurchase shares or options held upon death, termination of employment or upon the permissible voluntary tender of shares by the shareholder. The repurchase price was established by reference to a multiple of pre-tax earnings or the fair market value of such shares or options as determined by Rapidforms' board of directors.

   During 1994, Paper Magic agreed to purchase for cash or notes all shares of Paper Magic common stock held by its minority shareholders. The total redemption liability was $9,781,000, of which $1,258,000 remains as a liability in the accompanying balance sheet.

   As of December 31, 1995 and 1994, only Rapidforms and certain of its subsidiaries had minority shareholders and outstanding stock options. The liability of Rapidforms to repurchase such shares was $3,608,000 and $3,005,000 at December 31, 1995 and 1994, respectively, and was reported as minority interest on the accompanying balance sheet.

(9) PREFERRED STOCK:

   In connection with the merger with Philadelphia Industries, Inc. on January 21, 1993 and other January 1993 transactions, all of the Class 1 redeemable preferred stock was converted into 699,500 shares of common stock.

                                  |       |
                                  |       |
                                  |  CSS  |

(10) SEGMENT INFORMATION:

   The Company operates in two business segments - consumer products and direct mail business products. Operations within the consumer products segment includes the manufacture and sale primarily to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbon and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. The direct mail business products segment develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States, the United Kingdom and France, primarily through the direct mailing of catalogs and brochures.

                        Operations by Business Segment
(In thousands)

                            Consumer Products                Direct Mail Business Products                 Consolidated
                  -------------------------------------   ----------------------------------    -----------------------------------
                      1995         1994          1993         1995        1994        1993         1995         1994        1993
                   ----------   ----------    ----------   ---------   ---------   ---------    ----------   ----------  ----------
Sales to
  unaffiliated
  customers ....    $202,274     $153,440     $147,603     $86,138      $64,795     $58,140     $288,412     $218,235     $205,743
                   ==========   ==========    ==========   =========   =========   =========
Operating
  profit .......    $ 21,542     $ 17,091     $ 19,505     $11,222      $10,031     $ 9,280       32,764       27,122       28,785
                   ==========   ==========    ==========   =========   =========   =========
General
  corporate
  expenses .....                                                                                  (3,148)      (2,647)      (3,748)
Interest
  expense, net                                                                                    (3,957)        (923)      (1,559)
Rental and
  other
  income, net ..                                                                                   1,727          910          907
                                                                                                ----------   ----------  ----------
Income before
  income taxes .                                                                                $ 27,386     $ 24,462    $  24,385
                                                                                                ==========   ==========  ==========
Identifiable
  assets at
  December 31 ..    $297,791     $124,681     $128,118     $60,970      $60,901     $32,942     $358,761     $185,582     $161,060
                   ==========   ==========    ==========   =========   =========   =========
Corporate
  assets .......                                                                                  16,200       19,499       39,083
                                                                                                ----------   ----------  ----------
Total assets  ..                                                                                $374,961     $205,081     $200,143
                                                                                                ==========   ==========  ==========
Depreciation
  and
  amortization .    $  4,398     $  4,076     $  3,256     $ 3,205      $ 2,212     $ 1,894
                   ==========   ==========    ==========   =========   =========   =========
Capital
  expenditures .    $  4,895     $  4,008     $  4,638     $ 3,855      $ 1,651     $ 1,836
                   ==========   ==========    ==========   =========   =========   =========

                                  |       |
                                  |       |
                                  |  CSS  |

(11) QUARTERLY FINANCIAL DATA (UNAUDITED):

     (In thousands, except
      per share amounts)

                                                                      Quarters
                                                  ------------------------------------------------
                        1995                         First      Second        Third       Fourth
                        ----                      ---------   ---------    ----------   ----------
Sales  ........................................    $42,529     $43,038     $100,736     $102,109
                                                  =========   =========    ==========   ==========
Gross profit  .................................    $19,221     $18,606     $ 36,693     $ 35,411
                                                  =========   =========    ==========   ==========
Net income from continuing operations  ........    $   501     $ 1,260     $  8,120     $  5,894
Income from discontinued operation, net of
  income taxes ................................         --          --           --           --
Gain on sale of discontinued operation, net of
  income taxes ................................         --          --           --           --
                                                  ---------   ---------    ----------   ----------
Net income  ...................................    $   501     $ 1,260     $  8,120     $  5,894
                                                  =========   =========    ==========   ==========
Net income per common share:
   Primary:
     Continuing operations  ...................    $   .05     $   .12     $    .75     $    .54
     Discontinued operation  ..................         --          --           --           --
     Gain on sale of subsidiary  ..............         --          --           --           --
                                                  ---------   ---------    ----------   ----------
                                                   $   .05     $   .12     $    .75     $    .54
                                                  =========   =========    ==========   ==========
   Fully diluted:
     Continuing operations  ...................    $   .05     $   .12     $    .74     $    .54
     Discontinued operation  ..................         --          --           --           --
     Gain on sale of subsidiary  ..............         --          --           --           --
                                                  ---------   ---------    ----------   ----------
                                                   $   .05     $   .12     $    .74     $    .54
                                                  =========   =========    ==========   ==========
                        1994
                        ----
Sales  ........................................    $35,161     $33,222     $ 77,016     $ 72,836
                                                  =========   =========    ==========   ==========
Gross profit  .................................    $16,275     $15,759     $ 28,425     $ 28,697
                                                  =========   =========    ==========   ==========
Net income from continuing operations  ........    $   696     $ 1,139     $  6,726     $  5,466
Income from discontinued operation, net of
   income taxes ...............................        114          --           --           --
Gain on sale of discontinued operation, net of
   income taxes ...............................      9,661          --           --           --
                                                  ---------   ---------    ----------   ----------
Net income  ...................................    $10,471     $ 1,139     $  6,726     $  5,466
                                                  =========   =========    ==========   ==========
Net income per common share:
   Primary: ...................................
     Continuing operations  ...................    $   .06     $   .09     $    .61     $    .49
     Discontinued operation  ..................        .01          --           --           --
     Gain on sale of subsidiary  ..............        .80          --           --           --
                                                  ---------   ---------    ----------   ----------
                                                   $   .87     $   .09     $    .61     $    .49
                                                  =========   =========    ==========   ==========
   Fully diluted:
     Continuing operations  ...................    $    .06    $    .09    $     .61    $    .49
     Discontinued operation  ..................        .01          --           --           --
     Gain on sale of subsidiary  ..............        .80          --           --           --
                                                  ---------   ---------    ----------   ----------
                                                   $    .87    $    .09    $     .61    $    .49
                                                  =========   =========    ==========   ==========

                                  |       |
                                  |       |
                                  |  CSS  |

   Most Paper Magic, Berwick and Cleo revenues are seasonally oriented, with approximately 70% of sales being Christmas and Halloween related. As a result, consolidated revenues and profits are typically lowest in the first half of the year when Paper Magic, Berwick and Cleo are producing their inventory of Christmas and Halloween products and highest in the second half when their products are shipped. Quarterly fluctuations of sales and earnings are expected to be further pronounced in 1996 with the inclusion of a full year of Cleo's results.

Item 9. Disagreements on Accounting and Financial Disclosure

   None

                                  |       |
                                  |       |
                                  |  CSS  |

PART III

Item 10. Directors and Executive Officers of the Registrant

   See "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF CSS" in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11. Executive Compensation

   See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   See "CERTAIN TRANSACTIONS AND SUBSIDIARY MATTERS" in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below.

   1. Financial Statements

      Report of Independent Public Accountants

      Consolidated Balance Sheets -- December 31, 1995 and 1994

      Consolidated Statements of Operations -- for the years ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows -- for the years ended December 31, 1995, 1994 and 1993

      Consolidated Statements of Shareholders' Equity -- for the years ended December 31, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

      Schedule II -- Valuation and Qualifying Accounts

   (b) Reports on Form 8-K filed during the last quarter of 1995

       The Company filed a report on Form 8-K with respect to the acquisition of Cleo by the Company on November 15, 1995. CSS anticipates that it will be unable to satisfy the financial statement requirements of Form 8-K with regard to the Cleo acquisition until its dispute with Gibson regarding the statement has been resolved. (See Legal Proceedings).

   (c) Exhibits, Including Those Incorporated by Reference The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                  |       |
                                  |       |
                                  |  CSS  |

Articles of Incorporation and By-laws

  3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

  3.2  Amendment to Restated Certificate of Incorporation filed May 8, 1992.
       (2) (Exhibit 3.2)

  3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

  3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

  3.5 By-laws of the Company, as amended to date (as last amended July 25, 1989). (4) (Exhibit 3.10)

Material Contracts

 10.1 CSS Industries, Inc. 1991 Stock Option Plan for Non-Employee Directors. (2) (Exhibit 10.1)

 10.2 Registration Rights Grant dated January 21, 1993, between the Company and certain former holders of common stock in Philadelphia Industries, Inc. (2) (Exhibit 10.2)

 10.3 Shareholders' Agreement, dated as of February 4, 1985, by and among shareholders of Rapidforms, Inc. (5) (Exhibit 4 (B))

 10.4 First Amendment to Shareholders' Agreement, dated as of December 17, 1990, by and among shareholders of Rapidforms, Inc. (3) (Exhibit 10.7)

 10.5 Loan Agreement among CSS Industries, Inc., the Lending Institutions listed therein, CoreStates Bank, N.A. as the Administrative Agent, and Merrill Lynch & Co. as the Syndication Agent, dated as of November 15, 1995 (9) (Exhibit 10.1)

 10.6 Stock Purchase Agreement dated as of October 3, 1995 between the Company and Gibson Greetings, Inc. (10) (Exhibit 2.1)

Executive Compensation Plans and Arrangements

 10.7 CSS Industries, Inc. 1985 Incentive Stock Option Plan, as last amended in 1991. (3) (Exhibit 10.1)

*10.8  CSS Industries, Inc. 1994 Equity Compensation Plan

 10.9 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

10.10 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (6) (Exhibit 10.14)

10.11 Deferred Compensation Agreement between Jack Farber and CSS Industries, Inc., restated as of December 8, 1994. (8) (Exhibit 10.8)

10.12 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.17)

10.13 Rapidforms, Inc. Incentive Stock Option Plan, dated June 25, 1987, and form of stock option agreement. (7) (Exhibit 10.5)

10.14 Amendment to Rapidforms, Inc. Incentive Stock Option Plan, dated December 11, 1990. (1) (Exhibit 10.5)

10.15 Rapidforms, Inc. Profit Sharing Plan, as last amended January 12, 1995. (8) (Exhibit 10.12)

10.16 Rapidforms, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.22)

10.17 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

                                  |       |
                                  |       |
                                  |  CSS  |

 10.18 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (6) (Exhibit 10.26)

 10.19 The Paper Magic Group, Inc. 1994 Incentive Stock Option Plan. (8) (Exhibit 10.16)

 10.20  Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994.
        (6) (Exhibit 10.27)

 10.21 Employment Agreement between John Pinti and Berwick Industries, Incorporated, dated October 1, 1992. (8) (Exhibit 10.18)

 10.22 Amendment to Employment Agreement between Berwick Industries, Incorporated and John Pinti, dated May 3, 1993. (8) (Exhibit 10.19)

*10.23  Cleo Inc. Management Incentive Plan, dated March 7, 1996.

Subsidiaries

*21.   List of Significant Subsidiaries of the Registrant

                        Footnotes to List of Exhibits
                        -----------------------------

------
*   Filed with this Annual Report on Form 10-K.

(1) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(2) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1991 and incorporated herein by reference.

(4) Filed as an exhibit to the Registration Statement on Form S-2 (No. 33-31082) and incorporated herein by reference.

(5) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended February 2, 1985 and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(7) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(8) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1994.

(9) Filed as an exhibit to the Current Report on Form 8-K (No. 1-2661) dated November 15, 1995.

(10) Filed as an exhibit to the Quarterly Report on Form 10-Q (No. 1-2661) for the fiscal quarter ended September 30, 1995.

   The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations of CSS Industries, Inc., Cleo Inc., Berwick Industries, Inc., and a subsidiary of Rapidforms, Inc.

   The Company agrees to furnish supplementally a copy of omitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request.

   Stockholders who have been furnished a copy of this Report may obtain copies of any Exhibit listed above on payment of $.50 per page for reproduction and mailing charges by writing to Secretary, CSS Industries, Inc., 1845 Walnut Street, Philadelphia, Pennsylvania 19103.

                                  |       |
                                  |       |
                                  |  CSS  |

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

             Column A                 Column B                Column C               Column D       Column E
---------------------------------   -------------   ----------------------------  -------------   -------------
                                                             Additions
                                                    ----------------------------
                                       Balance        Charged
                                         at           to costs        Charged                        Balance
                                      Beginning         and          to Other                       at End of
                                      of Period       Expenses       Accounts       Deductions       Period
                                    -------------  -------------   -------------  -------------   -------------
Year ended December 31, 1995
   Doubtful accounts
     receivable-customers .......      $1,950          $1,698        $2,036 (a)       $1,000         $4,684
Year ended December 31, 1994
   Doubtful accounts
     receivable-customers .......      $1,587          $  910        $   64 (b)       $  611         $1,950
Year ended December 31, 1993
   Doubtful accounts receivable-
     customers ..................      $1,320          $1,882        $  118 (c)       $1,733         $1,587


Notes: (a) Balance at acquisition of Cleo, Topstone and Illusive Concepts.
       (b) Balance at acquisition of Histacount and Business Envelope.
       (c) Balance at acquisition of Berwick.

                                  |       |
                                  |       |
                                  |  CSS  |

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the undersigned hereunto duly authorized.

                                         CSS INDUSTRIES, INC.
                        -----------------------------------------------------
                                              Registrant
                        By /s/ Jack Farber
                           --------------------------------------------------
                           Jack Farber, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 12, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Dated: March 12, 1996            /s/ Jack Farber
                                 --------------------------------------------
                                 Jack Farber, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (principal executive officer and a director)

Dated: March 12, 1996            /s/ James G. Baxter
                                 --------------------------------------------
                                 James G. Baxter, President-Consumer Products
                                 Group and Chief Financial Officer (principal
                                 financial and accounting officer and a
                                 director)

Dated: March 12, 1996            /s/ Willard M. Bright
                                 --------------------------------------------
                                 Willard M. Bright, Director

Dated: March 12, 1996            /s/ James H. Bromley
                                 --------------------------------------------
                                 James H. Bromley, Director


Dated: March 12, 1996            /s/ John R. Bunting, Jr.
                                 --------------------------------------------
                                 John R. Bunting, Jr., Director


Dated: March 12, 1996            /s/ Stephen V. Dubin
                                 --------------------------------------------
                                 Stephen V. Dubin, Director


Dated: March 12, 1996            /s/ Richard G. Gilmore
                                 --------------------------------------------
                                 Richard G. Gilmore, Director


Dated: March 12, 1996            /s/ Leonard E. Grossman
                                 --------------------------------------------
                                 Leonard E. Grossman, Director


Dated: March 12, 1996            /s/ James E. Ksansnak
                                 --------------------------------------------
                                 James E. Ksansnak, Director


Dated: March 12, 1996            /s/ Michael L. Sanyour
                                 --------------------------------------------
                                 Michael L. Sanyour, Director


Dated: March 12, 1996            /s/ William C. Warren
                                 --------------------------------------------
                                 William C. Warren, Director