Form 10-Q
period 1996-03-30
CSS INDUSTRIES INC
filed 1996-05-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q
                                    ---------

For the Quarter Ended                             Commission file number 1-2661
   March 31, 1996
- ---------------------


                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


          Delaware                                      13-1920657
- -------------------------------                     ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification number)




1845 Walnut Street, Philadelphia, Pa.                     19103
- ----------------------------------------                ----------
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


As of March 31, 1996, there were 10,719,016 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----



PART I - FINANCIAL INFORMATION
- ------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K.



                                                                    PAGE NO.
                                                                    --------
Consolidated Statements of Operations - Three months ended
March 31, 1996 and 1995                                                3

Consolidated Condensed Balance Sheets - March 31, 1996 and
December 31, 1995                                                      4

Consolidated Statements of Cash Flows - Three months ended
March 31, 1996 and 1995                                                5

Notes to Consolidated Financial Statements                            6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              8

PART II - OTHER INFORMATION
- ---------------------------

Items 1 through 6 - Not Applicable

SIGNATURE                                                              9
- ---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)
                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1996          1995
                                                           ----          ----

SALES                                                    $47,270       $42,529
                                                         -------       -------

COSTS AND EXPENSES
   Cost of sales                                          27,488        23,308
   Selling, general and administrative expenses           21,901        18,223
   Interest expense, net                                   1,499           185
   Rental and other income, net                             (236)         (233)
                                                       ---------     ---------
                                                          50,652        41,483
                                                       ---------     ---------

(LOSS) INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                  (3,382)        1,046

INCOME TAX (BENEFIT) PROVISION                            (1,415)          425
                                                         -------     ---------

(LOSS) INCOME BEFORE MINORITY INTEREST                    (1,967)          621

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                         118           120
                                                       ---------     ---------

NET (LOSS) INCOME                                        $(2,085)          501
                                                         ========    =========

NET (LOSS) INCOME PER COMMON SHARE
     Primary                                           $    (.19)   $      .05
                                                       ==========   ==========
     Fully diluted                                     $    (.19)   $      .05
                                                       ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                              10,954        11,049
                                                       =========    ==========
     Fully diluted                                       11,001         11,124
                                                       =========    ==========

CASH DIVIDENDS PER SHARE OF
     COMMON STOCK                                      $       -    $        -
                                                       =========    ==========




                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)

                                                        March 31,   December 31,
                                                          1996          1995
                                                       ----------    ----------
                                                      (Unaudited)
            ASSETS
            ------
CURRENT ASSETS
    Cash and temporary investments                     $    2,757    $    3,102
    Marketable securities                                     378           800
    Accounts receivable, net                               38,874       174,832
    Inventories                                            98,044        76,397
    Deferred taxes                                          4,495             -
    Other current assets                                    7,851         8,349
                                                       ----------    ----------

       Total current assets                               152,399       263,480
                                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET                         46,579        44,995
                                                       ----------    ----------

OTHER ASSETS
    Intangible assets                                      49,689        50,019
    Deferred income taxes                                   1,803         1,829
    Other                                                  15,106        14,638
                                                       ----------    ----------

        Total other assets                                 66,598        66,486
                                                       ----------    ----------

        Total assets                                     $265,576      $374,961
                                                       ==========    ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
TOTAL CURRENT LIABILITIES                                $ 90,392      $197,085

LONG-TERM OBLIGATIONS                                      20,082        20,412

MINORITY INTEREST                                           3,532         3,608

SHAREHOLDERS' EQUITY                                      151,570       153,856
                                                       ----------    ----------

        Total liabilities and shareholders' equity       $265,576      $374,961
                                                       ==========    ==========





                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                   1996                  1995
                                                                                ---------             ---------
Cash flows from operating activities:
    Net (loss) income                                                           $  (2,085)            $     501
                                                                                ---------             ---------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                1,952                 1,966
       Gain on sale of assets, net                                                     (5)                   (6)
       Gain on sale of marketable securities                                         (118)
       Deferred tax benefit                                                        (6,568)                    -
       Provision for doubtful accounts                                                280                   253
       Minority interest in income of subsidiaries                                    118                   119
       Changes in assets and liabilities, net:
          Decrease in accounts receivable                                         135,678                29,283
          (Increase) in inventories                                               (21,647)              (11,250)
          Decrease in other assets                                                     30                   708
          (Decrease) in current liabilities                                        (6,781)               (5,460)
                                                                                ---------             ---------
             Total adjustments                                                    102,939                15,613
                                                                                ---------             ---------
             Net cash provided by operating activities                            100,854                16,114
                                                                                ---------             ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (3,761)               (2,360)
    Proceeds on sale of property                                                      498                    13
    Proceeds on sale of marketable securities                                         317                     -
                                                                                ---------             ---------
             Net cash used for investing activities                                (2,946)               (2,347)
                                                                                ---------             ---------
Cash flows from financing activities:
    Payments on long-term obligations                                              (5,825)               (1,337)
    (Repayments) borrowings on notes payable                                      (92,306)                  253
    Redemption of subsidiary stock from minority shareholder                         (194)                    -
    Proceeds from exercise of stock options                                            80                     4
                                                                                ---------             ---------
             Net cash used for financing activities                               (98,245)               (1,080)
                                                                                ---------             ---------
Effect of exchange rate changes on cash                                                (8)                   26
                                                                                ---------             ---------
Net (decrease) increase in cash and temporary investments                            (345)               12,713
Cash and temporary investments at beginning of period                               3,102                 8,774
                                                                                ---------             ---------
Cash and temporary investments at end of period                                 $   2,757             $  21,487
                                                                                =========             =========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

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

      Inventories-
      ------------

      Inventories of certain subsidiaries are stated at the lower of first-in, first-out (FIFO) cost or market while the remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                               March 31,           December 31,
                                                 1996                 1995
                                            ------------        ---------------
          Raw material...................    $21,803,000          $21,926,000
          Work-in-process................     28,911,000           13,196,000
          Finished goods.................     47,330,000           41,275,000
                                            ------------         ------------
                                             $98,044,000          $76,397,000
                                             ===========          ===========

      Revenue Recognition-
      --------------------

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income Per Common Share-
      ----------------------------

      Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the first quarter - 10,953,905 in 1996 and 11,048,561 in 1995. Average outstanding shares used in the computation of fully diluted net income per share were 11,001,404 in 1996 and 11,124,030 in 1995.

      Statements of Cash Flows-
      -------------------------

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

       See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     ---------------------------------------

       CSS acquired all of the outstanding stock of Cleo, effective November 15, 1995, for approximately $108,500,000 in cash and $24,547,000 in short-term notes. The purchase price includes $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations and is included in other assets in the consolidated balance sheet. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent public accounting firm to resolve the disputed items. Cleo designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of historical book value over the purchase price was recorded as a $28,528,000 reduction to fixed assets, an accrual for restructuring expenses of $11,000,000, and a credit to goodwill of $7,562,000. Negative goodwill is included in intangible assets in the accompanying balance sheet and is being amortized over ten years.

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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Three Months of 1996 Compared to Three Months of 1995
- -----------------------------------------------------

     Consolidated sales for the three months ended March 31, 1996 increased by 11% to $47,270,000 from $42,529,000 in 1995. The increase was primarily the result of incremental sales of Cleo Inc., acquired by the Company in the fourth quarter of 1995. Net of these incremental sales, the Company reported a sales decrease of 4% due to the acceleration of Paper Magic Easter and Valentine sales into the fourth quarter of 1995 and lower wholesale sales at Berwick due to the absence in 1996 of an impending price increase which benefitted 1995 first quarter sales.

     Cost of sales, as a percentage of sales, was 58% in 1996 compared to 55% in 1995. The increase in the percentage of cost of sales was primarily caused by the acquisition of Cleo, Inc. The margins at Cleo were negatively effected by the volume of closeout sales in the first quarter of 1996. Selling, general and administrative expense as a percentages of sales increased to 46% from 43% in 1995. The increase is the result of lower sales at Paper Magic and Berwick and incremental Cleo costs on seasonally low sales volume.

     Interest expense, net of $1,499,000 increased from $185,000 in 1995 reflecting the increased seasonal borrowing needs and acquisition debt associated with Cleo. Rental and other income, net was $236,000 in 1996 compared to $233,000 in 1995.

     Income taxes as a percentage of income from continuing operations before income taxes and minority interest was 42% in 1996 compared to 41% in the first quarter of 1995. The increase in the effective rate reflects the mix of anticipated earnings after the impact of the acquisition of Cleo. The effective tax rate differs from the statutory rate of 35% primarily due to state and foreign income taxes and goodwill and other charges not deductible for tax purposes.

     The net loss for the three months ended March 31, 1996 was ($2,085,000) compared to net income of $501,000 in 1995. Due to the significance of the Cleo acquisition and the highly seasonal nature of Cleo's business, the quarterly distribution of profits and losses will be much more pronounced than in the past. The Company expects low sales and operating losses during the first half of the year and high shipment levels and operating profits for the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     At March 31, 1996, the Company had working capital of $62,007,000 and shareholders' equity of $151,570,000.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most Paper Magic, Berwick and Cleo revenues are seasonal with approximately 70 percent of sales being Christmas and Halloween related. As payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At March 31, 1996, there was $35,120,000 outstanding under this facility. A note payable of $24,547,000 due to the seller of Cleo was repaid during the first quarter of 1996.

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







                                       CSS INDUSTRIES, INC.
                                       --------------------
                                       (Registrant)




Date:  May 10 , 1996                   By: /s/James G. Baxter
                                           ----------------------------------
                                           James G. Baxter
                                           President, Consumer Products Group
                                           Chief Financial Officer and
                                           Principal Accounting Officer