Form 10-Q
period 1996-06-30
CSS INDUSTRIES INC
filed 1996-08-08
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                             Commission file number 1-2661
     June 30, 1996
- --------------------------



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


                     Yes     x                        No
                          -------                         -------




As of June 30, 1996, there were 10,721,516 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, December 31, 1995, the results of operations for the three months and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. The results for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 1996 quarterly report on Form 10-Q and with Part II of this document.




                                                                      PAGE NO.
                                                                      --------

Consolidated  Statements  of Operations - Three months and
six months ended June 30, 1996 and 1995                                  3

Consolidated Condensed Balance Sheets - June 30, 1996 and
December 31, 1995                                                        4

Consolidated Statements of Cash Flows - Six months ended
June 30, 1996 and 1995                                                   5

Notes to Consolidated Financial Statements                              6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               8-9



PART II - OTHER INFORMATION

Items 4.  Submission of Matters to a Vote of Security Holders           10


SIGNATURE                                                               11

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                     ------------------------       ----------------------
                                                                        1996          1995             1996        1995
                                                                     ----------    ----------       ---------   ----------

SALES                                                                   $47,305       $43,038         $94,575      $85,567
                                                                     ----------    ----------       ---------   ----------

COSTS AND EXPENSES
   Cost of sales                                                         28,528        24,432          56,016       47,740
   Selling, general and administrative expenses                          20,056        16,265          41,957       34,488
   Interest expense, net                                                  1,456           367           2,955          552
   Rental and other income, net                                             (18)         (359)           (254)        (592)
                                                                     ----------    ----------       ---------   ----------
                                                                         50,022        40,705         100,674       82,188
                                                                     ----------    ----------       ---------   ----------

(LOSS) INCOME  BEFORE INCOME
   TAXES AND MINORITY INTEREST                                           (2,717)        2,333          (6,099)       3,379

INCOME TAXES (BENEFIT) PROVISION                                         (1,104)          949          (2,519)       1,374
                                                                     ----------    ----------       ---------   ----------

(LOSS) INCOME BEFORE MINORITY INTEREST                                   (1,613)        1,384          (3,580)       2,005

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                                        144           124             262          244
                                                                     ----------    ----------       ---------   ----------

NET (LOSS) INCOME                                                       $(1,757)      $ 1,260         $(3,842)     $ 1,761
                                                                     ==========    ==========       =========   ==========


NET (LOSS) INCOME PER COMMON SHARE
     Primary                                                         $(     .16)   $      .12       $(    .35)  $      .16
                                                                     ==========    ==========       =========   ==========
     Fully diluted                                                   $(     .16)   $      .12       $(    .35)  $      .16
                                                                     ==========    ==========       =========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                                             11,082        10,821          11,019       10,942
                                                                     ==========    ==========       =========   ==========
     Fully diluted                                                       11,082        10,895          11,058       11,025
                                                                     ==========    ==========       =========   ==========


CASH DIVIDENDS PER SHARE OF COMMON STOCK                             $        -    $        -       $       -   $       -
                                                                     ==========    ==========       =========   ==========








                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)


                                                                                 June 30,            December 31,
                                                                                  1996                   1995
                                                                               -----------           -----------
                                                                               (Unaudited)

            ASSETS

CURRENT ASSETS
    Cash and temporary investments                                                 $ 3,087             $   3,102
    Marketable securities                                                              275                   800
    Accounts receivable, net                                                        33,170               174,832
    Inventories                                                                    136,935                76,397
    Deferred taxes                                                                   7,226                   -
    Other current assets                                                             9,129                 8,349
                                                                               -----------           -----------

       Total current assets                                                        189,822               263,480
                                                                               -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  49,396                44,995
                                                                               -----------           -----------

OTHER ASSETS
    Intangible assets                                                               49,045                50,019
    Deferred income taxes                                                            1,803                 1,829
    Other                                                                           14,831                14,638
                                                                               -----------           -----------

        Total other assets                                                          65,679                66,486
                                                                               -----------           -----------

        Total assets                                                              $304,897              $374,961
                                                                               ===========           ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                                                         $132,121              $197,085

LONG-TERM OBLIGATIONS                                                               19,237                20,412

MINORITY INTEREST                                                                    3,676                 3,608

SHAREHOLDERS' EQUITY                                                               149,863               153,856
                                                                               -----------           -----------

        Total liabilities and shareholders' equity                                $304,897              $374,961
                                                                               ===========           ===========








                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)
                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                    1996                 1995
                                                                                 ---------             --------
Cash flows from operating activities:
    Net (loss) income                                                            ($ 3,842)             $  1,761
                                                                                 ---------             --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                3,967                 3,928
       Gain on sale of assets, net                                                    (29)                 (107)
       Gain on sale of marketable securities                                         (146)                   -
       Deferred tax benefit                                                        (9,299)                   -
       Provision for doubtful accounts                                                551                   493
       Minority interest in income of subsidiaries                                    262                   244
       Changes in assets  and  liabilities,  net of  effects  from purchase of business:
          Decrease in accounts receivable                                         141,111                27,248
          (Increase) in inventory                                                 (60,538)              (35,520)
          (Increase) in other assets                                                 (973)                 (682)
          (Decrease) in accrued expenses                                          (11,984)               (3,817)
                                                                                 ---------             --------

             Total adjustments                                                     62,922                (8,213)
                                                                                 ---------             --------

             Net cash provided by (used for) operating activities                  59,080                (6,452)
                                                                                 ---------             --------

Cash flows from investing activities:
    Purchase of marketable securities                                                  -                 (2,080)
    Purchase of  businesses                                                            -                 (8,740)
    Purchase of property, plant and equipment                                      (8,828)               (5,042)
    Proceeds on sale of marketable securities                                         424                   349
    Proceeds on sale of property, plant and equipment                                 897                    28
                                                                                 ---------             --------

             Net cash (used for) investing activities                              (7,507)              (15,485)
                                                                                 ---------             --------

Cash flows from financing activities:
    Payments on long-term obligations                                              (6,208)               (1,655)
    (Repayment of) borrowings on note payable                                     (45,288)               21,961
    Purchase of treasury stock                                                         -                 (5,254)
    Redemption of subsidiary stock from minority shareholders                        (194)                    -
    Proceeds from exercise of stock options                                           120                     4
                                                                                 ---------             --------

             Net cash (used for) provided by  financing activities                (51,570)               15,056
                                                                                 ---------             --------

Effect of exchange rate changes on cash                                               (18)                   29
                                                                                 ---------             --------
Net decrease in cash and temporary investments                                        (15)               (6,852)

Cash and temporary investments at beginning of period                               3,102                 8,774
                                                                                 ---------             --------
Cash and temporary investments at end of period                                  $  3,087              $  1,922
                                                                                 =========             ========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996


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

      Nature of Business-

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

      Use of Estimates-

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

      Inventories-

      Inventories  are  stated  primarily  at the lower of  first-in,  first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                                           June 30,             December 31,
                                                             1996                   1995
                                                         --------------        -------------

                  Raw material...................          $ 21,012,000         $21,926,000
                  Work-in-process................            32,611,000          13,196,000
                  Finished goods.................            83,312,000          41,275,000
                                                          -------------         -----------
                                                           $136,935,000         $76,397,000
                                                          =============         ===========

      Revenue Recognition-

      The Company recognizes  revenues in  accordance  with its shipping  terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net (Loss) Income Per Common Share-

      Primary net (loss) income per common share is based on the weighted average number of common and common equivalent shares outstanding during the second quarter and six months ended June 30, 1996 and 1995 - 11,081,778 and 11,018,821 in 1996 and 10,820,945 and 10,942,211 in
         1995. Average outstanding shares used in the computation of fully diluted net (loss) income per share were 11,081,778 and 11,057,682 in 1996 and 10,895,245 and 11,024,911 in 1995.

      Statements of Cash Flows-

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      See Note 2 for supplemental disclosure of noncash investing activities.


(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

    CSS acquired all of the outstanding stock of Cleo, effective November 15, 1995, for approximately $108,500,000 in cash and $24,547,000 in short-term notes. The purchase price includes $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations which is included in other assets in the consolidated balance sheet. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent public accounting firm to resolve the disputed items. Cleo designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of historical book value over the purchase price resulted in a $28,528,000 reduction to fixed assets, an accrual for restructuring expenses of $11,000,000, and a credit to goodwill of $7,562,000. Negative goodwill is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over ten years.

      On June 6, 1995, Paper Magic acquired substantially all of the assets and the business of Topstone Industries, Inc. ("Topstone") and Illusive Concepts, Inc. ("Illusive Concepts"). Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, collectibles, accessories and decorative displays sold primarily to party and gift shops. In consideration for the purchase of these businesses, Paper Magic assumed and paid off $8,740,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $3,558,000 was recorded as goodwill in the accompanying consolidated balance sheet and is being amortized over forty years.


(3)  SUBSEQUENT EVENT:

      On August 1, 1996, CSS utilized proceeds from its $195,000,000 unsecured revolving credit facility to redeem the outstanding principal balance of $12,880,000 related to economic development revenue bonds assumed in connection with the acquisition of Cleo.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     On November 15, 1995 CSS acquired all of the outstanding stock of Cleo. Cleo designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada. As over 90% of Cleo's business is Christmas related, the seasonality of the Company's operating results will be more pronounced then in the past, with losses in the first half and higher profits in the second half. Comparisons with prior periods will be distorted until Cleo has been a part of CSS for more than a year.

     Concurrent with the acquisition of Cleo, CSS divided its businesses into two distinct business units - the Consumer Products Group , comprised of Paper Magic, Berwick and Cleo, and the Direct Mail Business Products Group, comprised of Rapidforms and its subsidiaries.


First Six Months of 1996 Compared to First Six Months of 1995

     Consolidated sales for the six months ended June 30, 1996 increased by 11% to $94,575,000 from $85,567,000 in 1995. This increase in sales was mainly attributable to the inclusion of nonseasonal sales of Cleo. Excluding Cleo, sales decreased 3% primarily due to the timing of Paper Magic Christmas shipments and lower sales of nonseasonal Berwick merchandise, net of higher direct mail sales at Rapidforms.

     Cost of sales, as a percentage of sales, was 59% in 1996 compared to 56% in 1995. The increase in the percentage of cost of sales was primarily caused by margins at Cleo which were negatively affected by the volume of closeout sales in the first six months of 1996. Selling, general and administrative expenses as a percentage of sales increased to 44% from 40% in 1995. The increase was the result of lower sales at Berwick and incremental Cleo expenses on seasonally low sales volume.

        Interest expense, net of $2,955,000 increased from $552,000 in 1995 reflecting the increased seasonal borrowing needs and the acquisition debt associated with Cleo. Rental and other income, net was $254,000 compared to $592,000 in 1995.

     Income taxes as a percentage of (loss) income before taxes and minority interest was 41% in 1996 and 1995.

     The net loss for the six months ended June 30, 1996 was $3,482,000, or $.35 per share compared to net income of $1,761,000, or $.16 per share in 1995. The loss for the six month period primarily reflected the more pronounced seasonal orientation of CSS results as discussed above.


Second Quarter 1996 Compared to Second Quarter 1995

     Second quarter 1996 sales compared to the prior year increased by 10% to $47,305,000 from $43,038,000 in 1995. Incremental Cleo nonseasonal sales and higher Rapidforms direct mail sales were somewhat offset by the timing of Paper Magic Christmas shipments and lower sales of Berwick nonseasonal merchandise.

     During the second quarter, cost of sales as a percentage of sales was 60% in 1996 and 57% in 1995, while selling, general and administrative expenses as a percentage of sales were 42% in 1996 and 38% in 1995. The reasons for the changes in operating percentages relate primarily to lower margins on Cleo closeout shipments and incremental expenses on seasonally low sales volume of Cleo explained above in the six month narrative.

     The increase in interest expense to $1,456,000 from $367,000 in 1995 was due to higher debt requirements caused by the acquisition of Cleo and the funding of Cleo's seasonal working capital requirements.

     For the second quarter, the Company incurred a net loss of $1,757,000, or $.16 per share compared to net income of $1,260,000, or $.12 per share in 1995. The net loss is a product of the Company's more pronounced seasonal orientation.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $57,701,000 and shareholders' equity of $149,863,000.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most of the Consumer Products Group (Paper Magic, Berwick and Cleo) revenues are seasonal with more than 80% of Consumer Products Group sales, and 75% of total Company sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and provide the Company with a source of capital for general corporate purposes. At June 30, 1996, there was $81,785,000 outstanding under this facility. To supplement this facility, the Company intends to enter into a $20,000,000 term note maturing on December 31, 1996.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the Registrant was held on May 7, 1996.

         (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:

                                               SHARES OF VOTING STOCK
                                            ------------------------------

                                               FOR               WITHHELD
                                            ---------            --------

               James G. Baxter              9,203,852             190,193

               Willard M. Bright            9,318,336              75,709

               James H. Bromley             9,318,768              75,277

               John R. Bunting, Jr.         9,318,368              75,677

               Stephen V. Dubin             9,318,768              75,277

               Jack Farber                  9,318,668              75,377

               Richard G. Gilmore           9,318,768              75,277

               Leonard E. Grossman          9,318,468              75,577

               James E. Ksansnak            9,318,768              75,277

               Michael L. Sanyour           9,318,768              75,277

               William C. Warren            9,318,136              75,909


         (c) The result of the vote of the stockholders on the proposal to adopt and approve the CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors was as follows:

                           For                            8,747,180
                           Against                          567,591
                           Abstain                           16,041
                           No Vote                           63,233

         (d) The results of the vote of the stockholders on the proposal to adopt and approve the amendment to the CSS Industries, Inc. 1994 Equity Compensation Plan was as follows:

                           For                            9,051,695
                           Against                          260,801
                           Abstain                           18,316
                           No Vote                           63,233

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            CSS INDUSTRIES, INC.
                                            -----------------------------------
                                            (Registrant)




Date:  August 8, 1996                   By: /s/James G. Baxter
                                            -----------------------------------
                                            James G. Baxter
                                            President - Consumer Products Group,
                                            Chief Financial Officer and
                                            Principal Accounting Officer