Form 10-Q
period 1996-09-30
CSS INDUSTRIES INC
filed 1996-11-12
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                           Commission file number 1-2661
  September 30, 1996
----------------------



                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            Delaware                                        13-1920657
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification number)




1845 Walnut Street, Philadelphia, PA                           19103
----------------------------------------                   --------------
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



As of September 30, 1996, there were 10,737,909 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. The results for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K and with the June 30, 1996 quarterly report on Form 10-Q.



                                                                            PAGE NO.
                                                                            --------
Consolidated Statements of Operations - Three months and nine months ended
September 30, 1996 and 1995                                                     3

Consolidated Condensed Balance Sheets - September 30, 1996 and
December 31, 1995                                                               4

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1996 and 1995                                                     5

Notes to Consolidated Financial Statements                                     6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      9-10

PART II - OTHER INFORMATION

Items 1 through 6 - Not Applicable


SIGNATURE                                                                      11

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                                       Three Months Ended            Nine Months Ended
                                                                           September 30,               September 30,
                                                                    -------------------------    -------------------------
                                                                        1996          1995           1996          1995
                                                                    -----------   -----------    ------------   ----------
SALES                                                                $  147,527   $   100,736     $   242,102  $   186,303
                                                                     ----------   -----------     -----------  -----------

COSTS AND EXPENSES
   Cost of sales                                                         97,975        64,043         153,991      111,783
   Selling, general and administrative expenses                          27,930        22,581          69,887       57,069
   Interest expense, net                                                  2,366           877           5,321        1,429
   Rental and other expense (income), net                                   184          (472)            (70)      (1,064)
                                                                     ----------   -----------     -----------  -----------

                                                                        128,455        87,029         229,129      169,217
                                                                     ----------   -----------     -----------  -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                                    19,072        13,707          12,973       17,086

INCOME TAXES                                                              7,878         5,481           5,359        6,855
                                                                     ----------   -----------     -----------  -----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                                              11,194         8,226           7,614       10,231

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                                         53           106             315          350
                                                                     ----------   -----------     -----------  -----------

NET INCOME                                                           $   11,141   $     8,120     $     7,299  $     9,881
                                                                     ==========   ===========     ===========  ===========
NET INCOME PER COMMON SHARE
  Primary                                                            $     1.01   $       .75     $       .66  $       .91
                                                                     ==========   ===========     ===========  ===========
  Fully diluted                                                      $     1.01   $       .74     $       .66  $       .89
                                                                     ==========   ===========     ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                                                                10,990        10,854          10,993       10,914
                                                                     ==========   ===========     ===========  ===========
  Fully diluted                                                          11,019        10,997          11,013       11,147
                                                                     ==========   ===========     ===========  ===========
CASH DIVIDENDS PER SHARE OF
    COMMON STOCK                                                     $        -   $         -     $         -  $         -
                                                                     ==========   ===========     ===========  ===========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)

                                                         September 30,     December 31,
                                                             1996              1995
                                                         -------------     ------------
                                                          (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                         $  4,101         $  3,102
    Marketable securities                                       290              800
    Accounts receivable, net                                129,844          174,832
    Inventories                                             117,950           76,397
    Deferred taxes                                            7,234             --
    Other current assets                                      8,980            8,349
                                                           --------         --------

       Total current assets                                 268,399          263,480
                                                           --------         --------

PROPERTY, PLANT AND EQUIPMENT, NET                           51,741           44,995
                                                           --------         --------

OTHER ASSETS
    Intangible assets                                        48,787           50,019
    Deferred income taxes                                     1,803            1,829
    Other                                                    14,835           14,638
                                                           --------         --------

        Total other assets                                   65,425           66,486
                                                           --------         --------

        Total assets                                       $385,565         $374,961
                                                           ========         ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                                  $193,333         $197,085

LONG-TERM OBLIGATIONS                                        27,425           20,412

MINORITY INTEREST                                             3,755            3,608

CONTINGENCIES AND COMMITMENTS                                  --               --

SHAREHOLDERS' EQUITY                                        161,052          153,856
                                                           --------         --------

        Total liabilities and shareholders' equity         $385,565         $374,961
                                                           ========         ========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                    1996              1995
                                                                                  --------          --------
Cash flows from operating activities:
    Net income                                                                    $  7,299          $  9,881
                                                                                  --------          --------

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                 6,339             6,032
       Loss (gain) on sale of assets                                                    52               (54)
       Gain on sale of marketable securities                                          (146)             (277)
       Deferred tax benefit                                                         (9,307)             --
       Provision for doubtful accounts                                               1,269               982
       Minority interest in income of subsidiaries                                     315               350
       Changes in assets and liabilities, net of effects of business combinations:
          Decrease (increase) in accounts receivable                                43,719           (31,099)
          (Increase) in inventories                                                (41,553)          (23,528)
          (Increase) decrease in other assets                                       (1,084)              270
          Increase in current liabilities                                            5,926             5,935
                                                                                  --------          --------

             Total adjustments                                                       5,530           (41,389)
                                                                                  --------          --------

             Net cash provided by (used for) operating activities                   12,829           (31,508)
                                                                                  --------          --------

Cash flows from investing activities:
    Purchase of marketable securities                                                 --              (2,080)
    Purchases of businesses                                                           --              (8,740)
    Purchase of property, plant and equipment                                      (13,162)           (7,173)
    Proceeds on sale of marketable securities                                          424               788
    Proceeds on sale of property, plant and equipment                                  983               181
                                                                                  --------          --------

             Net cash (used for) investing activities                              (11,755)          (17,024)
                                                                                  --------          --------

Cash flows from financing activities:
    Payments on long-term obligations                                              (19,610)           (1,850)
    Borrowings on note payable                                                      19,593            48,181
    Purchase of treasury stock                                                        (736)           (5,254)
    Redemption of subsidiary stock from minority shareholders                         (168)             --
    Proceeds from exercise of stock options                                            864                 4
                                                                                  --------          --------

             Net cash (used for) provided by  financing activities                     (57)           41,081
                                                                                  --------          --------

Effect of exchange rate changes on cash                                                (18)               13
                                                                                  --------          --------
Net increase (decrease) in cash and temporary investments                              999            (7,438)

Cash and temporary investments at beginning of period                                3,102             8,774
                                                                                  --------          --------
Cash and temporary investments at end of period                                   $  4,101          $  1,336
                                                                                  ========          ========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



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

      Inventories-

       Inventories are stated primarily at the lower of first-in, first-out
        (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                          September 30,       December 31,
                                             1996                1995
                                         ------------        ------------
      Raw material...................     $17,986,000         $21,926,000
      Work-in-process................      19,316,000          13,196,000
      Finished goods.................      80,648,000          41,275,000
                                         ------------        ------------
                                         $117,950,000         $76,397,000
                                         ============         ===========


      Revenue Recognition-

      The Company recognizes revenues in accordance with its shipping terms.
          Returns and allowances are reserved for based on current customer program estimates and the Company's historical experience.


      Net Income Per Common Share-

      Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the third quarter and nine months ended September 30, 1996 and 1995 - 10,990,155 and 10,993,254 in 1996 and 10,854,316 and 10,913,987 in
         1995. Average outstanding shares used in the computation of fully diluted net income per share were 11,019,038 and 11,013,117 for the quarter and nine months ended September 30, 1996 and 10,996,699 and 11,147,365 for the quarter and nine months ended September 30, 1995.

      Statements of Cash Flows-

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than 3 months to be temporary investments.

      Reclassifications

      Certain reclassifications have been reflected in the financial statements in order to conform prior years to the current presentation.


          See Note 2 for supplemental disclosure of noncash investing activities.


(2)  BUSINESS ACQUISITION:

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

(3) FINANCING ACTIVITIES:

         On August 1, 1996, CSS utilized proceeds from its $195,000,000 unsecured revolving credit facility to redeem the outstanding principal balance of $12,880,000 related to economic development revenue bonds assumed in connection with the acquisition of Cleo.

          On August 13, 1996, CSS entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate revolving credit facility. At September 30, 1996 the Company has a swap agreement with a total notional amount of $20,000,000. This agreement fixes the interest rate on $20,000,000 of the borrowings under the revolving credit facility to 7.125%. The interest rate swap agreement matures on February 13, 1998. The counter party to the interest rate swap agreement is a major financial institution. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

            On September 18, 1996, CSS entered into a $20,000,000 term loan with a bank which matures on December 31, 1996. The proceeds from the term loan were used to repay a portion of the amount outstanding on the revolving credit facility and will be used for seasonal requirements and to provide the Company additional flexibility for general corporate purposes.

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

         Concurrent with the acquisition of Cleo, CSS divided its businesses into two distinct business units - the Consumer Products Group ("CPG"), comprised of Paper Magic, Berwick and Cleo, and the Direct Mail Business Products Group ("BPG"), comprised of Rapidforms.


First Nine Months of 1996 Compared to First Nine Months of 1995

     Consolidated sales for the nine months ended September 30, 1996 increased by 30% to $242,102,000 from $186,303,000 in 1995. The increase was driven by a 43% increase in CPG sales largely as a result of incremental sales of Cleo, acquired by CSS in the fourth quarter of 1995. Excluding the impact of Cleo, CPG sales decreased 9% as certain key customers deferred shipments (historically made in the third quarter) until the fourth quarter of 1996. BPG sales increased 3% for the nine months largely as a result of year to year pricing increases.

     Cost of sales, as a percentage of sales, was 64% in 1996 and 60% in 1995. The increase in the cost of sales percentage was primarily attributable to the inclusion of Cleo and its lower margin sales. Excluding the impact of Cleo, lower material costs positively impacted CPG margins, while these benefits were somewhat offset by higher paper costs and lower margins on BPG sales. Selling, general and administrative expenses, as a percentage of sales, decreased to 29% in 1996 from 31% in 1995 resulting from the leverage provided by 1996 Cleo sales.

     Interest expense, net of $5,321,000 increased from $1,429,000 in 1995 due to higher seasonal borrowing needs and the acquisition debt associated with Cleo. Rental and other income, net decreased to $70,000 from $1,064,000 in 1995 due to the absence in 1996 of sublease income related to a leasehold interest which expired in late 1995, incremental Cleo expenses and lower gains from sales of marketable securities.

     Income taxes as a percentage of income before taxes and minority interest was 41% in 1996 and 40% in 1995. The increase was primarily due to the absence in 1996 of certain tax benefits related to 1995 permanent differences.

     Net income for the nine months ended September 30, 1996 was $7,299,000, or $.66 per share compared to net income of $9,881,000, or $.89 per share. The decrease in year to date earnings reflects the more pronounced seasonality of the Company's business since the acquisition of Cleo.

Third Quarter 1996 Compared to Third Quarter 1995

     Third quarter 1996 sales increased 46% to $147,527,000 from $100,736,000 in 1995. The increase was due to incremental sales of Cleo and a 4% improvement in BPG sales. Excluding the Cleo acquisition, sales of the other CPG companies declined 10% due to certain customer requested deferrals, into the fourth quarter, of orders historically shipped in the third quarter.

     Cost of sales, as a percentage of sales increased to 66% in 1996 from 64% in 1995, reflecting the inclusion of Cleo lower margin sales. Excluding Cleo, cost of sales of the other CPG companies improved due to lower material costs and the achievement of higher production efficiencies. The percentage of cost of sales of BPG remained relatively unchanged from the third quarter of 1995. Selling, general and administrative expenses, as a percentage of sales, decreased to 19% from 22% in 1995. The decrease was primarily attributable to the leverage provided by Cleo's sales in 1996.

     The increase in interest expense, net to $2,366,000 from $877,000 was due to increased borrowings for higher seasonal requirements and the Cleo acquisition debt. Rental and other expense (income), net of $184,000 in 1996 compared to $(472,000) in 1995 due to the absence in 1996 of sublease income related to a leasehold interest which expired in late 1995, incremental Cleo expenses and lower gains from sales of marketable securities.

     Income taxes as a percentage of income before taxes and minority interest increased to 41% from 40% in the third quarter of 1995. The increase is explained in the nine month comparisons above.

     Net income was $11,141,000, or $1.01 per share in 1996, compared to $8,120,000, or $.74 per share in 1995. The increase reflects the impact of Cleo and the heightened seasonality of the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital of $75,066,000 and shareholders' equity of $161,052,000. The decrease in accounts receivable and the increase in inventories compared to December 31, 1995 reflected the seasonal effect of CPG shipments scheduled for the fourth quarter. The increase in current deferred taxes is due to the timing of payments made to taxing authorities which will reverse in later years.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CPG revenues are seasonal with more than 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs increase throughout the second and third quarters, and will peak prior to Christmas. Seasonal borrowings are made under a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. To supplement the revolver, the Company also entered into a $20,000,000 term note maturing on December 31, 1996. The facilities are available to fund seasonal borrowing needs and provide the Company with a source of capital for general corporate purposes. At September 30, 1996, there was $146,750,000 outstanding under these facilities.

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







                                            CSS INDUSTRIES, INC.
                                            ------------------------
                                            (Registrant)




Date: November 12, 1996                       By: /s/ James G. Baxter
                                                 ----------------------------
                                                 James G. Baxter
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer