Form 10-K
period 1996-12-31
CSS INDUSTRIES INC
filed 1997-03-12
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)


   x
  --- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the year ended December 31, 1996

                                       OR
  ---
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                to
                               ---------------  --------------

Commission File number 1-2661


                              CSS INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                      13-1920657
  ------------------------------                       ------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)


1845 Walnut Street, Philadelphia, PA                          19103
---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:       (215)  569-9900
                                                          ----------------

Securities registered pursuant to Section 12(b) of the Act:


     Title of each Class              Name of each exchange on which registered
----------------------------          -----------------------------------------
Common Stock, $.10 par value                    New York Stock Exchange


                             (Page 1 of Cover Page)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of class)



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $171,497,000. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on February 28, 1997 ($27.75 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 1997 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.



                  At February 28, 1997, there were outstanding 10,804,722 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).



                             (Page 2 of Cover Page)

Part I

Item 1.  Business
-------  --------

General
-------

       CSS Industries, Inc. ("CSS" or the "Company") is a diversified company with two groups of businesses -- the Consumer Products Group and the Direct Mail Business Products Group. The Consumer Products Group is primarily engaged in the manufacture and sale to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, calendars, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. The Consumer Products Group is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995. The Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"), develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States, primarily through the direct mailing of catalogs and brochures. Rapidforms was acquired by CSS in January 1985.

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

Consumer Products Group
-----------------------

General
-------

       The Consumer Products Group was formed in November 1995 with the acquisition of Cleo and with the objective of providing superior customer satisfaction through the blending, where appropriate, of the marketing, sales, operations and administrative functions of Paper Magic, Berwick and Cleo.

Paper Magic
-----------

       Principal Products Paper Magic designs, manufactures and distributes a broad range of seasonal and decorative products to the consumer primarily through the mass market distribution channel. Paper Magic Winter products include Christmas boxed greeting cards, gift tags, classroom exchange Valentine cards, and seasonal decorations for both inside and outside the home. Paper Magic Spring products include the Dudley's(R) brand of Easter egg dyes and related Easter seasonal products. Paper Magic Fall products include a full line of Halloween merchandise ranging from make-up to costumes to masks, including the Illusive Concepts' brand of highly crafted masks and collectibles. In addition, Paper Magic also designs and markets everyday decorative products and teachers aids to the education market through school supply distributors and direct to retail teachers' stores. On January 17, 1997 Paper Magic acquired all of the outstanding stock of Color Clings, Inc. ("Color Clings") for approximately $8,000,000. Color Clings, headquartered in Bloomington, Minnesota, is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada.

       The wide range of products within each season permits Paper Magic customers the opportunity to use a single vendor for major retail seasons with key categories shipped and invoiced together, simplifying the ordering, receiving and accounts payable processes for the customer. Paper Magic's products are produced and warehoused in four facilities in central and northeastern Pennsylvania, a facility in Bloomington, Minnesota and a facility in Reynosa, Mexico. Manufacturing processes include a wide range of finishing and assembly operations leading into high volume, high speed packaging. As a result of the Cleo acquisition, incremental volumes of boxed Christmas cards, gift tags and classroom exchange Valentine cards were processed through existing Paper Magic facilities in 1996. Paper Magic Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products.

       Paper Magic has maximized market share by structuring its organization around key selling seasons. Separate product marketing groups representing Spring, Fall, Winter and Everyday receive product development input from consumer focus groups, key retail customers, and the Paper Magic creative staff. Each group is dedicated to increasing market share profitably and in developing both strategic and tactical plans to meet that objective. Paper Magic is product driven, and creative design is critical to the success of Paper Magic products. Paper Magic maintains creative offices in Scranton, Pennsylvania; Minneapolis and Bloomington, Minnesota; and Concord, California. As seasonal opportunities continue to increase, Paper Magic continues to increase its use of computerized graphic hardware and software systems to assist the creative personnel in maintaining volume and schedule needs.

       Sales and Marketing Paper Magic products are sold in the United States and Canada by national and regional account sales managers and by a network of independent manufacturers' representatives. Products are displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by Paper Magic sales management personnel and the independent manufacturers representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teacher stores. Paper Magic's revenues are seasonal with approximately 60% being Winter season related and the remainder spread over Spring, Fall, and Everyday products. Seasonal products are generally designed and sold beginning well over a year before the event and manufactured during a 8-10 month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal inventory. Because the products themselves are seasonal, sales terms do not generally require payment until after the holiday in accordance with industry practices. In general, Paper Magic products are not sold under guaranteed or return privilege terms.

       Each of the major seasonal product groups is sold in a cycle of annual introduction programs, and Paper Magic together with Berwick and Cleo, maintain permanent showrooms for this purpose in New York City and Memphis, Tennessee. Toy Fair in February is a major trade show for the introduction of the new Christmas lines. The March Halloween Show in Chicago serves a similar purpose for Halloween. Major retail buyers will typically visit Paper Magic's or the manufacturers' representatives' showroom for a presentation and review of the new lines.

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

       Competition Paper Magic competes with a wide range of companies in its various product lines. In Christmas boxed cards and gift trims sold to mass merchandisers and both drug and food retail chain stores, Paper Magic competes with the Plus Mark(R) line of American Greetings Corporation and the Kristen(R) line of Burgoyne, Inc., among many others. Paper Magic Spring's Dudley's(R) brand Easter egg dye products compete with several brands including the PAAS(R) brand of Schering-Plough HealthCare Products. Paper Magic Fall has many competitors in all categories, notably Fun World, Inc. and Rubie's. Certain of these competitors are larger and have greater resources than the Company. Historically, Paper Magic has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. More recently, however, certain of these companies have penetrated mass market retail outlets to which Paper Magic sells with similar brand offerings.

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

Berwick
-------

       Principal Products Berwick designs, manufactures and distributes an array of decorative ribbons, bows and related products to various markets under the following registered trademarks: Berwick(R), Flora Satin(R), Grand Prix(R), Brilliance(R), The Perfect Bow(R), Splendorette(R), Ribbon Magic(R), and Veltex(R). Approximately 90% of its products are manufactured by Berwick using extruded polypropylene resins. These products, together with fabric ribbon and accessories, which are either manufactured or purchased for resale, are sold to a diverse base of customers in the United States and in forty-one countries around the world. On October 29, 1996 Berwick acquired the assets and business of Ribbon Magic, Inc. ("Ribbon Magic"). In consideration for the purchase of this business, Berwick assumed and paid off $1,581,000 of outstanding debt. Ribbon Magic, headquartered in Minneapolis, Minnesota, manufactures and distributes a line of upscale ribbon and bow products to mass market retailers in the United States and Canada.

       Berwick manufactures and warehouses its products in five facilities located in northeast Pennsylvania. The manufacturing process is vertically integrated. Most ribbon and bow products are made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of processes such as slitting, crimping, embossing, printing, laminating and hot-stamping before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Iridescent and metallic ribbon products are also made from polypropylene produced ribbon that is coated or laminated with a special film to produce an iridescent or metallic sheen.

       Berwick imports several products for resale and also ships certain unfinished material, primarily large rolls of ribbon, to subcontractors for conversion into finished bows used, for example, to decorate Christmas trees and wreaths. Such items are more labor intensive than items produced at Berwick's manufacturing facilities and are manufactured to Berwick's specifications by subcontractors based in The People's Republic of China.

       Sales and Marketing Berwick sells its products to customers primarily through three distribution channels. Seasonal and everyday products are sold to mass merchandise retailers, warehouse clubs, drug store chains, supermarket chains and variety stores. These customers are served by national account sales managers and a network of independent manufacturers' representatives. Products are also sold through independent sales representatives to wholesale distributors who serve the floral, craft and retail packaging trades. And, lastly, the company sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk ribbon products. Custom products are sold and marketed by both independent manufacturers' representatives and by Berwick sales managers. Berwick's sales are highly seasonal with approximately 76% shipped for the Christmas selling season.

       Competition Berwick competes primarily with a variety of large and small domestic companies, including the Plus Mark(R) line of American Greetings Corp., Hollywood Ribbon, Inc., CPS Corporation, Delaware Ribbon Manufacturers, Inc., C.
M. Offray and Son, Inc. and Variety Accessories. Certain of these competitors are larger and have greater financial resources than the Company.

       Berwick believes that its products are established in its various markets and are positioned for continued growth. Berwick's new product development, product quality, breadth of product line, cost effective manufacturing techniques, extensive sales network and product pricing allow it to compete effectively in its various markets.

Cleo
----

       Principal Products Prior to the acquisition by CSS in November 1995, Cleo designed, manufactured and distributed a wide array of social expression products, including Christmas gift wrap, gift bags, tissue, boxed greeting cards, gift boxes, gift tags and ribbons and bows. In addition, "contra seasonal" offerings included classroom exchange Valentine cards, calendars and all-occasion gift wrap and gift bags.

       Subsequent to the acquisition, the Cleo line of gift tags and ribbons and bows were blended with those of Paper Magic and Berwick, respectively, while the gift box line was sold. In 1996, Cleo product offerings included Christmas and all-occasion gift wrap and gift wrap alternative products, such as gift bags and tissue, as well as calendars, boxed greeting cards and classroom exchange Valentines sold under the Cleo(R) brand name.

       Cleo's 1995 products were manufactured in six facilities and warehoused in and distributed from five other permanent and temporary facilities. Subsequent to the acquisition by CSS, five of the manufacturing facilities were closed and four of the warehouse and distribution facilities were vacated. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging, as well as the assembly of calendars, are performed in one facility in Memphis, Tennessee. Finished goods are distributed from a separate Memphis facility. Although designed to the specifications of Cleo, gift bags and tissue, as well as the manufacturing of calendar components, are all purchased from outside vendors. Cleo(R) brand boxed greeting cards and classroom exchange Valentine cards sold in 1996 were manufactured and packaged by Paper Magic in existing Paper Magic facilities in central and northeastern Pennsylvania. The blending of gift tags and ribbons and bows into the Paper Magic and Berwick lines, the elimination of redundant facilities, the consolidation of Cleo's boxed card and Valentine manufacturing and packaging requirements with those of Paper Magic, and the refocus on gift wrap as Cleo's core product category served to improve Cleo's operational and financial performance in 1996.

       During the past two years, the quality and caliber of the design of the product lines were significantly enhanced through a refocused effort toward trend and color marketing. The revitalized positioning of the lines has been further enhanced in 1997 by the use of state-of-the-art computerized graphic hardware and software systems.

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

       Cleo's revenues are highly seasonal with approximately 90% being Christmas related. Industry practices require production based on commitments or bookings early in the selling cycle with actual purchase orders received within a short period of time prior to shipment. Because the products are seasonal, sales terms do not require payment until after the Christmas season in accordance with industry practices.

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

       Competition In its core product line of Christmas gift wrap, Cleo competes primarily with Plus Mark(R), a division of American Greetings Corporation, and CPS Corporation. Historically, Cleo has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. More recently, however, these companies have begun to penetrate the mass market retail outlets in which Cleo sells its products.

Direct Mail Business Products Group
-----------------------------------

General
-------

       The Direct Mail Business Products Group, composed of Rapidforms and its subsidiaries, designs and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures.

       On January 8, 1997 Rapidforms sold its Standard Forms, Ltd. subsidiary ("Standard Forms") for $4,300,000 resulting in an immaterial financial gain. Standard Forms, a British company headquartered in Romsey, England, sold business forms and related products by direct mail to automotive dealers and repair shops in the United Kingdom and France.

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

       Snap-apart forms produce multiple copies of information manually written or typed on the first sheet of the form and are available in carbon and carbonless designs. Register forms are used with countertop registers, and continuous and laser forms are used for printing information generated by personal computers. The continuous and laser forms product lines consist principally of forms compatible with various business software applications developed by software companies. Many of such companies have endorsed Rapidforms' continuous and laser forms for use with their computer software packages.

       Rapidforms offers imprinting (of customer names, addresses and logos) and numbering on most of its standard business forms and supplies. Approximately 69% of the products sold by Rapidforms in 1996 were imprinted and/or numbered. In addition to standard forms, Rapidforms offers a full range of custom products including continuous, laser, snap-apart and register forms, labels, tags, envelopes and stationery.

       Although many of the forms sold by Rapidforms are produced by outside vendors, Rapidforms also manufactures a portion of its continuous forms for its base stock. Rapidforms believes that alternate sources are available for most merchandise appearing in its catalogs, and has generally not had any problems obtaining necessary items. Inventory is maintained at a high level in order to fill customer orders promptly. Non-imprinted products are generally shipped by the day after receipt of an order and standard imprinted products are shipped within three to five working days. Custom products are generally shipped within ten working days of approval of proofs.

       In November 1994, Rapidforms acquired the assets and business of Histacount Corporation ("Histacount"), located in Melville, New York. Histacount sells, by direct mail, personalized printed products such as stationery, envelopes, labels and business forms, as well as other supply items to physicians, dentists, veterinarians, accountants, lawyers and other professionals under the names Histacount, Expressions, ASH Accountants' (America's Supply House), and Napco Press. Rapidforms moved the Histacount operations into its facility in Thorofare, New Jersey during the spring of 1995.

       In December 1994, Rapidforms acquired the assets and business of Business Envelope Manufacturers, Inc. ("Business Envelope"), located in Deer Park, New York and with fulfillment in Claysburg, Pennsylvania. Business Envelope is a direct mail marketer of a wide variety of envelopes, labels, business forms, stationery and supply items, to small businesses of many types. In 1995, the sellers continued to fulfill most Business Envelope orders for Rapidforms. Early in 1996, the fulfillment operations of Business Envelope were moved into the Thorofare facility and integrated with the operations of Rapidforms.

       Sales and Marketing Rapidforms sells to customers located throughout the United States (including Puerto Rico), and to a limited extent, in Canada. Its typical customers are small to medium sized manufacturing, wholesale, retail, and automotive businesses, and professionals such as physicians, dentists, veterinarians, accountants and lawyers. Sales at wholesale (principally to distributors of business forms, supplies and merchandising products as well as pharmaceutical wholesalers) are made to a smaller number of customers.

       Rapidforms sells its products primarily through the direct mailing of catalogs and brochures to existing and prospective customers. Rapidforms uses various types of catalogs which are revised regularly to reflect product line and price changes. It also periodically mails a variety of brochures featuring one product or a few related products. Rapidforms now has approximately 800,000 customers. In 1996, approximately 22,500,000 catalogs and brochures were mailed to customers and prospective customers. In addition to catalog sales, products are also sold to a limited extent through distributors and dealers and in the case of retail merchandising products, direct to large end-users. Continuous and laser forms are marketed, among other ways, through brochures which are inserted in the software packages for various computer software.

       Retail orders are received by mail, facsimile and over toll-free telephone lines provided by Rapidforms. Rapidforms' business is characterized by a high volume of small orders, with an average order totaling approximately $152. To handle these orders efficiently, Rapidforms generally has computerized its operations. The computer systems are also used for customer profile analysis in order to determine which customers should receive Rapidforms mailings. Rapidforms has a 100% satisfaction guaranteed customer return and cancellation policy, consistent with industry practices.

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

       To a lesser extent, Rapidforms also competes with non-mail distributors, local job printers and retail stationery stores located throughout the United States. Most local job printers have no sales people and their markets are typically limited to small geographic areas. Local printers have the advantage of physical proximity to their customers but frequently lack design expertise and are generally unable to offer products of complex construction. Typically, pre-printed business forms offered by stationers are limited to general purpose forms suitable for use by a broad cross-section of businesses and not designed for specific types of business firms. Continuing growth in the availability and use of computers and copy machines by Rapidforms' customers also affects Rapidforms, and, in certain respects, Rapidforms' products compete with forms that can be designed by computer users with "desk-top publishing" or forms software capabilities.

Employees
---------

       At February 28, 1997, approximately 725 persons were employed by Paper Magic, 682 persons were employed by Berwick, 440 were employed by Cleo (with personnel increasing to approximately 1,390; 1,280 and 1,400, respectively, as seasonal employees are added), 586 persons were employed at Rapidforms, and 22 persons were employed at the Company's headquarters.

       With the exception of the bargaining unit at Cleo, which includes 254 employees as of February 28, 1997, the employees at Paper Magic, Berwick and Rapidforms are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of Paper Magic, Berwick and Cleo production employees fluctuate during the year.

       The Company believes that relationships with all of its employees are good.


Item 2.    Properties
-------    ----------

       Paper Magic operates out of 810,000 square feet of owned production and warehouse space in northeast Pennsylvania and 192,000 square feet of leased production and warehouse space in Bloomington, Minnesota and Reynosa, Mexico. Paper Magic also leases 52,000 square feet of space for creative design activities and general administrative purposes in Scranton, Pennsylvania, Concord, California, New York, New York and Minneapolis, Minnesota. Berwick owns four buildings in northeast Pennsylvania which represent 623,000 square feet of production, warehouse and office space and leases 345,000 square feet of additional warehouse space in one building located in northeast Pennsylvania. Cleo operates principally in two facilities in Memphis, Tennessee. The manufacturing operations, raw materials warehouse and offices are in a 1,003,000 square foot leased facility while finished goods warehousing and distribution are in a 1,135,000 square foot owned facility. Rapidforms maintains principal facilities in a 121,000 square foot owned facility in southern New Jersey. Rapidforms also has other owned and leased facilities totaling approximately 137,000 square feet located in southern New Jersey and Santa Fe Springs, California. The Company believes such facilities are adequate for current production requirements.

       The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

       The Company is also the lessee of approximately 242,000 square feet of office, loft, retail and warehouse space (which was related to former operations) which have been subleased by the Company, as sublessor, to various sublessees.

Item 3.    Legal Proceedings
-------    -----------------

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

       CSS and Gibson have engaged an independent public accounting firm to resolve the disputed items on the Statement. Gibson's current and Cleo's former public accountants have completed their audit of the Statement and have issued an adverse opinion. CSS disagrees with that conclusion. Regardless of the outcome of the arbitration, CSS now believes that Gibson's current and Cleo's former public accountants will never be willing to issue an unqualified opinion on the Statement. As such, CSS will be unable to satisfy the financial requirements of Form 8-K with regard to the Cleo acquisition.

       CSS has sent to the Securities and Exchange Commission, contemporaneously with the filing of this Annual Report, a request to waive CSS' requirement to file historical audited Cleo financial statements. CSS believes at this point that audited pre-acquisition Cleo financial statements are not material to an investor, in part, because of material changes in the financial position of Cleo since the acquisition and, in part, because the relevant current financial information regarding Cleo is included in CSS' audited financial statements. CSS cannot estimate at this time the timing for determination of the waiver request and there is no assurance that any waiver will be granted.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

       Not applicable.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters
-------   --------------------------------------------------------

(a)  Principal Market for Common Stock
     ---------------------------------

       The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the calendar quarters during 1996 and 1995.

                                                                    High              Low
                                                                    ----              ---
     1996
     ----

          First Quarter.......................................     $22 1/4          $20 1/2
          Second Quarter......................................      25 3/4           22 1/8
          Third Quarter.......................................      23 1/2           21 1/4
          Fourth Quarter......................................      26 1/4           23

     1995
     ----

         First Quarter........................................     $17 3/4          $15 1/2
         Second Quarter.......................................      18               15 3/4
         Third Quarter........................................      24 3/4           17
         Fourth Quarter.......................................      23               20 5/8

(b)  Holders of Common Stock
     -----------------------

       At February 28, 1997, there were approximately 2,100 holders of the Company's Common Stock.

(c)  Dividends
     ---------

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

       At February 28, 1997, there were no shares of preferred stock outstanding.

Item 6.  Selected Financial Data
-------  -----------------------

   (In thousands, except
    per share amounts)

                                                                           Years Ended December 31,
                                                        ----------------------------------------------------------
                                                        1996         1995         1994         1993           1992
                                                        ----         ----         ----         ----           ----
Statement of Operations Data:

Sales....................................             $412,079     $288,412     $218,235     $205,743      $151,679

Income from continuing operations
   before income taxes
   and minority interest.................               37,273       27,386       24,462       24,385        18,643

Net income from continuing
   operations ...........................               22,344       15,775       14,027       13,975        10,001

Gain on sale and income from discontinued
   operation, net of income taxes........                  -           -           9,775        3,019         2,876

Net income...............................               22,344       15,775       23,802       16,994        12,877

Net income from continuing operations
  per common share -
      Primary  ..........................                 2.03         1.45         1.21         1.18           .91

      Fully diluted .....................                 2.01         1.43         1.21         1.17           .88

Balance Sheet Data:

Working capital..........................               71,780       66,395       72,075       85,288        86,467

Total assets ............................              346,364      374,961      205,081      200,143       151,923

Short-term debt..........................              100,016      135,078        1,293       11,650         3,087

Long-term debt...........................                4,612       17,865       11,043       11,810         5,796

Shareholders' equity ....................             $176,752     $153,856     $142,980     $133,952      $111,843


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Business Acquisitions and Divestitures
--------------------------------------

       On January 17, 1997 Paper Magic acquired all of the outstanding stock of Color Clings, Inc. ("Color Clings") for approximately $8,000,000. Color Clings, headquartered in Bloomington, Minnesota, is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada.

       On January 8, 1997 Rapidforms sold its Standard Forms subsidiary for $4,300,000 resulting in an immaterial financial gain. Standard Forms, a British company headquartered in Romsey, England, sold business forms and related products by direct mail to automotive dealers and repair shops in the United Kingdom and France.

       On October 29, 1996 Berwick acquired the assets and business of Ribbon Magic. In consideration for the purchase of this business, Berwick assumed and paid off $1,581,000 of outstanding debt. Ribbon Magic, headquartered in Minneapolis, Minnesota , manufactures and distributes a line of upscale ribbon and bow products to mass market retailers in the United States and Canada.

       CSS acquired all of the outstanding stock of Cleo Inc., effective November 15, 1995, for approximately $135,000,000 which includes $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent accounting firm to resolve the disputed items. Cleo, based in Memphis, Tennessee, designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada.

       Concurrent with the acquisition of Cleo, CSS divided its businesses into two distinct business units - the Consumer Products Group ("CPG"), comprised of Paper Magic, Berwick and Cleo and the Direct Mail Business Products Group ("BPG"), comprised of Rapidforms and its subsidiaries.

       Subsequent to the acquisition of Cleo, the Company's management initiated a restructuring plan that was substantially implemented by December 31, 1995. Prior to its acquisition by CSS, Cleo's 1995 products were manufactured in six facilities and warehoused in and distributed from five other permanent and temporary facilities. As a part of this plan, five of Cleo's six manufacturing facilities were closed and four of the five warehouse and distribution facilities were vacated. Cleo's boxed card, Valentine, gift tags and ribbon and bow manufacturing and packaging requirements were blended into existing lines at Paper Magic and Berwick in early 1996. In addition, all applicable inventory was transferred from Cleo to Paper Magic and Berwick. As a result of the closure of facilities and consolidation of manufacturing processes, employees at the affected facilities were severed and staffing at the headquarters was reduced.

       The unaudited consolidated results of operations of the Company and Cleo on a pro forma basis as though the transaction had been consummated at the beginning of the respective years were as follows:

                                                   1995               1994
                                                   ----               ----

      Sales............................         $429,106           $392,478

      Net income.......................            5,634              5,313

      Net income per common share
          Primary.......................            $.52               $.46
          Fully diluted.................            $.51               $.46

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

       On June 6, 1995, Paper Magic acquired the assets and businesses of Topstone Industries, Inc. and Illusive Concepts, Inc. for approximately $8,740,000 in cash. Topstone is a designer and distributor of a broad range of Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts, based in Concord, California, designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift stores and limited edition collectibles sold through various channels.

Seasonality
-----------

       The seasonal nature of the CPG businesses (Paper Magic, Berwick and Cleo) results in low sales and operating profits for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company. Quarterly fluctuation of sales and earnings were further pronounced in 1996 due to the acquisition of Cleo.

       Because of the seasonality and the general industry practice of deferred payment terms, the CPG businesses experience significant collections of accounts receivable in December and January, thus enabling them to make major reductions in the short-term debt borrowed during the year to fund their inventory and accounts receivable build-up.

Results of Operations
---------------------

       Consolidated sales for 1996 increased by 43% to $412,079,000 from $288,412,000. The increase was primarily attributable to incremental sales provided by the November 15, 1995 acquisition of Cleo. Excluding Cleo, sales decreased 2% as CPG sales decreased 5%, but this decrease was partially offset by BPG sales increases. The sales decline at CPG was the result of discontinuance and divestiture of certain product categories, anticipated Christmas volume erosion, the effect of significant Cleo closeout sales on existing Paper Magic and Berwick accounts and weak sales in Berwick's wholesale markets. The increase in BPG sales was attributable to price increases as overall volume was modestly down from a year ago, reflecting lower orders for business forms. The increase in sales of 32% to $288,412,000 in 1995 from $218,235,000 in 1994 was primarily attributable to incremental sales of companies acquired in 1994 and 1995, as well as 12% growth in CPG sales and 4% growth in sales of BPG.

       As a percentage of sales, cost of sales was 65% in 1996, 62% in 1995 and 59% in 1994. CPG cost of sales as a percentage of sales increased to 71% in 1996 from 70% in 1995 due primarily to the inclusion of lower margin Cleo sales in 1996. BPG cost of sales percentage increased to 45% in 1996 from 44% in 1995 as a result of higher material costs. The increase in cost of sales as a percentage of sales in 1995 reflected competitive pricing pressures in consumer products business, the timing of the Cleo acquisition, the acquisition of lower margin businesses in 1995, the increasing importance of consumer product direct import sales and higher paper and resin costs.

       Selling, general and administrative expenses, as a percentage of sales, was 24% in 1996, 28% in 1995 and 30% in 1994. The decrease in 1996 and 1995 was due to incrementally lower selling, general and administrative costs of acquired companies and the increased mix of CPG businesses which require less selling, general and administrative expenses compared to advertising intensive BPG businesses.

       Interest expense, net was $8,235,000 in 1996, $3,957,000 in 1995 and
$923,000 in 1994. The increase in 1996 and 1995 was primarily due to increased borrowings to fund acquisitions in 1994 and 1995 and to finance additional working capital requirements.

       Rental and other income, net was $1,131,000 in 1996, $1,727,000 in 1995 and $910,000 in 1994. The decrease in 1996 was due to the absence of sublease income related to a leasehold interest which expired in late 1995 and lower gains from sales of marketable securities. The increase in 1995 compared to 1994 was primarily due to gains realized on the sale of marketable securities in 1995.

       Income before income taxes and minority interest was $37,273,000, or 9% of sales in 1996, $27,386,000, or 10% of sales in 1995 and $24,462,000, or 11%
of sales in 1994.

       Income taxes as a percentage of income before income taxes was 39% in 1996, 40% in 1995 and 41% in 1994. The decrease in 1996 was attributable to lower state tax expense . The decrease in 1995 was primarily due to permanent differences in book and tax income.

       Minority interest in income of subsidiaries was $540,000 in 1996, or 2% of income before minority interest, $615,000 or 4% in 1995 and $388,000 or 3% in 1994. The decrease in 1996 was directly related to reduced earnings of the BPG. Historically, the Company's business strategy provided in certain instances for the purchase by subsidiary operating management of minority interests in the businesses they were managing. With the 1993 acquisition of Berwick, the Company began offering operating management the opportunity to purchase stock of the Company by participating in the Company's then Incentive Stock Option Plan and thereafter by participating in its Equity Compensation Plan. With the retirement of a significant Paper Magic shareholder in 1994, the Company offered the remaining minority shareholders of Paper Magic the opportunity to redeem their shares for cash and to exchange any outstanding Paper Magic stock options for CSS stock options. The remaining minority interest liability on the consolidated balance sheet relates to Rapidforms' minority ownership and the appreciation on unexercised Rapidforms' stock options.

       Net income from continuing operations increased 42% in 1996 to $22,344,000, and increased 13% in 1995 to $15,775,000. Fully diluted net income from continuing operations per share rose 41% in 1996 to $2.01 per share and increased 18% in 1995 to $1.43 per share.

       Net income to common shareholders of $23,802,000 in 1994 reflected the $9,661,000 gain on the sale of its former Ellisco subsidiary, net of income taxes.


Inflation
---------

       The Company attempts to alleviate inflationary material and labor pressures by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity, and improving design and manufacturing techniques. Raw material cost decreases in certain grades of paper, polypropylene resin and corrugated positively impacted 1996 margins by approximately 1% as a percentage of sales.


Liquidity and Capital Resources
-------------------------------

       At December 31, 1996, the Company had working capital of $71,780,000 and shareholders' equity of $176,752,000. The decrease in accounts receivable, net of reserves, from $174,832,000 in 1995 to $159,008,000 in 1996 reflected collection of accounts receivable of Cleo and Paper Magic product lines divested in 1996. Inventories, net of reserves, decreased from $76,397,000 to $58,189,000 due primarily to the sale and disposal of excess acquired inventories of Cleo. This reduction was somewhat offset by increased raw paper purchases at the end of 1996. Property increased from $44,995,000 in 1995 to $53,246,000 in 1996 due to incremental investments in information systems and manufacturing equipment. Current liabilities were reduced due to payments of $7,615,000 made to reduce Cleo's restructuring reserve and a net reduction of the Company's Notes Payable of $29,283,000. The decrease in long-term debt was due to the repayment of Cleo economic development revenue bonds as well as repayment of the mortgage on the primary Rapidforms' facility.

       The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most Paper Magic, Berwick and Cleo revenues are seasonal with approximately 70 percent of sales being Christmas and Halloween related. As payment for sales of Christmas and Halloween related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At December 31, 1996, there was $98,375,000 outstanding under this facility. For information concerning the bank credit facility, see Note 6 of Notes to Consolidated Financial Statements.

       Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

Item 8.  Financial Statements
-------  --------------------


CSS INDUSTRIES, INC.
AND SUBSIDIARIES


                                               INDEX
                                               -----


                                                                               Page
                                                                               ----

Report of Independent Public Accountants                                        15

Consolidated Balance Sheets  -  December 31, 1996 and 1995                   16 - 17

Consolidated Statements of Operations  -  for the years ended
    December 31, 1996, 1995 and 1994                                            18

Consolidated Statements of Cash Flows  -  for the years ended
    December 31, 1996, 1995 and 1994                                            19

Consolidated Statements of Shareholders' Equity  -  for the years ended
    December 31, 1996, 1995 and 1994                                         20 - 21

Notes to Consolidated Financial Statements                                   22 - 34


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of CSS Industries, Inc.:

       We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



Philadelphia, PA
   February 20, 1997

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except
  share amounts)



                                                                                         December 31,
                                                                             --------------------------------
                             ASSETS                                             1996                   1995
                             ------                                          ----------             ---------

CURRENT ASSETS
   Cash and temporary investments......................................      $   2,755              $   3,102
   Marketable securities...............................................             --                    800
   Accounts receivable, net of allowance for doubtful
      accounts of $3,838 and $4,684....................................        159,008                174,832
   Inventories ........................................................         58,189                 76,397
   Deferred income taxes...............................................          1,883                     --
   Other current assets................................................          7,269                  8,349
                                                                             ---------              ---------

      Total current assets.............................................        229,104                263,480
                                                                             ---------              ---------


PROPERTY, PLANT AND EQUIPMENT
   Land ...............................................................          1,828                  1,876
   Buildings, leasehold interests and improvements.....................         33,469                 33,836
   Machinery, equipment and other......................................         62,603                 53,024
                                                                             ---------              ---------

                                                                                97,900                 88,736

   Less - Accumulated depreciation and amortization...................          44,654                 43,741
                                                                             ---------              ---------

      Net property, plant and equipment ..............................          53,246                 44,995
                                                                             ---------              ---------


OTHER ASSETS
   Intangible assets, net of accumulated amortization of
      $7,364 and $7,299 ..............................................          49,388                 50,019
   Deferred income taxes..............................................              --                  1,829
   Other   ...........................................................          14,626                 14,638
                                                                             ---------              ---------

      Total other assets .............................................          64,014                 66,486
                                                                             ---------              ---------

                                                                              $346,364               $374,961
                                                                             =========              =========




                                                                                        December 31,
                                                                             -------------------------------

      LIABILITIES AND SHAREHOLDERS' EQUITY                                       1996                 1995
      ------------------------------------                                   ----------           ----------

CURRENT LIABILITIES
   Notes payable.....................................................          $ 99,264             $128,547
   Current portion of long-term debt.................................               752                6,531
   Accounts payable..................................................            15,553               15,337
   Accrued payroll and other compensation............................            10,708                7,951
   Accrued income taxes..............................................             6,371                4,278
   Accrued expenses .................................................            24,676               32,342
   Deferred income taxes.............................................                --                2,099
                                                                             ----------           ----------

      Total current liabilities .....................................           157,324              197,085
                                                                             ----------           ----------

LONG-TERM DEBT, NET OF CURRENT
   PORTION...........................................................             4,612               17,865
                                                                             ----------           ----------

OTHER LONG-TERM OBLIGATIONS..........................................             2,824                2,547
                                                                             ----------           ----------

MINORITY INTEREST....................................................             3,862                3,608
                                                                             ----------           ----------

DEFERRED INCOME TAXES................................................               990                   --
                                                                             ----------           ----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)........................                --                   --

SHAREHOLDERS' EQUITY
   Preferred stock, Class 2, $.01 par, authorized
      1,000,000 shares  .............................................                --                  --
   Common stock, $.10 par, authorized 20,000,000 shares,
      issued 12,293,090 shares and 12,193,848 shares ................             1,229                1,219
   Additional paid-in capital........................................            28,675               27,087
   Retained earnings.................................................           171,658              149,314
   Unrealized gain on marketable securities..........................                --                  327
   Cumulative foreign currency translation adjustment ...............              (188)                (463)
   Common stock in treasury, 1,523,780 and  1,479,832
      shares, at cost ...............................................           (24,622)             (23,628)
                                                                             ----------           ----------

      Total shareholders' equity.....................................           176,752              153,856
                                                                             ----------           ----------

                                                                               $346,364             $374,961
                                                                             ==========           ==========

                 See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except
 per share amounts)


                                                                            Years Ended December 31,
                                                              ---------------------------------------------
                                                                1996              1995               1994
                                                              ---------         ---------         ---------

SALES................................................          $412,079         $288,412           $218,235
                                                              ---------         ---------         ---------

COSTS AND EXPENSES
  Cost of sales......................................           266,964          178,481            129,079
  Selling, general and administrative expenses.......           100,738           80,315             64,681
  Interest expense, net of interest income of $148,
     $316 and $704...................................             8,235            3,957                923
  Rental and other income, net.......................            (1,131)          (1,727)              (910)
                                                              ---------         ---------         ---------

                                                                374,806          261,026            193,773
                                                              ---------         ---------         ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  MINORITY INTEREST......................................        37,273           27,386             24,462

INCOME TAXES.............................................        14,389           10,996             10,047
                                                              ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST...............................        22,884           16,390             14,415

MINORITY INTEREST IN INCOME
  OF SUBSIDIARIES........................................           540              615                388
                                                              ---------         ---------         ---------

NET INCOME FROM CONTINUING
  OPERATIONS.............................................       22,344            15,775             14,027

DISCONTINUED OPERATION
  Income from discontinued operation,
    net of income taxes of  $95 in 1994..................            --               --                114
  Gain on sale of subsidiary, net of income
    taxes of $6,145 in 1994..............................            --               --              9,661
                                                              ---------         ---------         ---------

NET INCOME...............................................       $22,344          $15,775            $23,802
                                                              =========        =========          =========

NET INCOME PER COMMON SHARE
   Primary:
     Continuing operations...............................     $    2.03        $    1.45         $     1.21
     Discontinued operation..............................            --               --                .01
     Gain on sale of subsidiary..........................            --               --                .83
                                                              ---------         ---------         ---------
                                                              $    2.03        $    1.45         $     2.05
                                                              =========        =========          =========
   Fully diluted:
     Continuing operations...............................     $    2.01        $    1.43         $     1.21
     Discontinued operation..............................            --               --                .01
     Gain on sale of subsidiary..........................            --               --                .83
                                                              ---------         ---------         ---------
                                                              $    2.01        $    1.43        $      2.05
                                                              =========        =========          =========


                 See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)

                                                                                      Years Ended December 31,
                                                                              -----------------------------------
                                                                                1996          1995         1994
                                                                              ---------    ---------    ---------
Cash flows from operating activities:
   Net income...............................................................   $22,344      $15,775      $23,802
                                                                              ---------    ---------    ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.........................................     8,626        8,170        6,800
      Provision for doubtful accounts.......................................     2,295        1,698          910
      Deferred tax (benefit)................................................    (1,163)        (912)        (284)
      Minority interest in income of subsidiaries...........................       540          615          388
      (Gain) on sale of assets..............................................       (97)         (40)         (61)
      (Gain) on sale of marketable securities...............................      (251)      (1,061)
      (Gain) on sale of discontinued operation..............................       --          --         (9,661)
      Changes in assets and liabilities of
         discontinued operation.............................................       --          --         (6,915)
      Changes in assets and liabilities, net of effects from
         purchases and disposal of businesses:
         Decrease in accounts receivable....................................    14,446        7,645        3,074
         Decrease (increase) in inventories.................................    20,392        5,438       (1,313)
         Decrease (increase) in other assets................................       684       (1,443)        (282)
         (Decrease) increase in accounts payable............................      (201)       5,876        2,277
         Increase in accrued taxes..........................................     2,218        3,419          579
         (Decrease) increase in accrued expenses............................    (6,155)     (20,090)         752
                                                                              ---------    ---------    ---------
            Total adjustments...............................................    41,334        9,315       (3,736)
                                                                              ---------    ---------    ---------

            Net cash provided by operating activities.......................    63,678       25,090       20,066
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
   Purchases of marketable securities.......................................       --        (2,080)        --
   Proceeds on sale of marketable securities................................       724        2,668         --
   Purchases of businesses, net of cash received of $50, $63 and $0.........    (1,581)    (143,298)     (19,341)
   Purchase of property, plant and equipment................................   (15,980)      (8,823)      (5,602)
   Proceeds from sale of business...........................................       --           --        30,431
   Proceeds from sale of assets.............................................     1,753          313          397
                                                                              ---------    ---------    ---------

            Net cash (used for) provided by investing activities............   (15,084)    (151,220)       5,885
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
   Payments on long-term obligations........................................   (19,827)      (2,444)      (1,263)
   Borrowings (repayments) of notes payable.................................   (29,283)     128,123      (10,351)
   Dividends paid to minority shareholders of a subsidiary..................      (118)        (120)        (110)
   Purchase of treasury stock...............................................      (994)      (6,133)     (16,237)
   Purchase of subsidiary stock from minority shareholders..................      (168)         --        (3,123)
   Proceeds from exercise of stock options .................................     1,473        1,007        1,390
                                                                              ---------    ---------    ---------

           Net cash (used for) provided by financing activities.............   (48,917)     120,433      (29,694)
                                                                              ---------    ---------    ---------

Effect of exchange rate changes on cash.....................................       (24)          25           58
                                                                              ---------    ---------    ---------
Net decrease in cash and temporary investments..............................      (347)      (5,672)      (3,685)
Cash and temporary investments at beginning of year.........................     3,102        8,774       12,459
                                                                              ---------    ---------    ---------
Cash and temporary investments at end of year...............................  $  2,755     $  3,102     $  8,774
                                                                              =========    =========    =========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(In thousands, except
 share amounts)


                                                  Preferred Stock              Common Stock          Additional
                                                ------------------         --------------------       Paid-in
                                                Shares      Amount         Shares        Amount       Capital
                                                ------      ------         ------        ------       -------


BALANCE, JANUARY 1, 1994                          --        $ --         11,966,648      $1,197        $24,938

    Issuance of common stock upon exercise
       of stock options                           --          --            130,000          13          1,259
    Increase in treasury shares                   --          --               --           --             --
    Foreign currency translation adjustment       --          --               --           --             --
    Net income                                    --          --               --           --             --
                                                ------      ------       ----------      -------       -------

BALANCE, DECEMBER 31, 1994                        --          --         12,096,648       1,210         26,197

    Issuance of common stock upon exercise
       of stock options                           --          --             97,200           9            890
    Increase in treasury shares                   --          --               --           --             --
    Unrealized gain on marketable securities      --          --               --           --             --
    Foreign currency translation adjustment       --          --               --           --             --
    Net income                                    --          --               --           --             --
                                                ------      ------       ----------      -------       -------

BALANCE, DECEMBER 31, 1995                        --          --         12,193,848       1,219         27,087

    Issuance of common stock upon exercise
      of stock options                            --          --             99,242          10          1,588
    Increase in treasury shares                   --          --               --           --             --
    Sale of marketable securities                 --          --               --           --             --
    Foreign currency translation adjustment       --          --               --           --             --
    Net income                                    --          --               --           --             --
                                                ------      ------       ----------      -------       -------

BALANCE, DECEMBER 31, 1996                        --        $ --         12,293,090      $1,229        $28,675
                                                ======      ======       ==========      ======        =======


                                            Cumulative
                      Unrealized              Foreign                 Common Stock
                       Gain on               Currency                  in Treasury
Retained              Marketable            Translation           ----------------------
Earnings              Securities            Adjustment            Shares          Amount           Total
--------              ----------            ----------            ------          ------           -----

$109,737               $   --                 $ (662)            (91,190)       $(1,258)          $133,952


    --                     --                   --                  --             --                1,272
    --                     --                   --            (1,010,685)       (16,237)           (16,237)
    --                     --                    191                --             --                  191
  23,802                   --                   --                  --             --               23,802
--------         ------------             ----------         -----------      ---------           --------

 133,539                   --                   (471)         (1,101,875)       (17,495)           142,980


    --                     --                   --                  --             --                  899
    --                     --                   --              (377,957)        (6,133)            (6,133)
    --                     327                  --                  --             --                  327
    --                     --                      8                --             --                    8
  15,775                   --                   --                  --             --               15,775
--------         ------------             ----------         -----------      ---------           --------

 149,314                   327                  (463)         (1,479,832)       (23,628)           153,856

    --                     --                   --                  --             --                1,598
    --                     --                   --               (43,948)          (994)              (994)

    --                    (327)                 --                  --             --                 (327)
    --                     --                    275                --             --                  275
  22,344                   --                   --                  --             --               22,344
 -------         -------------             ----------         -----------      ---------          --------

$171,658               $   --                 $ (188)         (1,523,780)      $(24,622)          $176,752
========         =============            ==========         ===========       =========          ========



                 See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

      Principles of Consolidation -
      -----------------------------

      The consolidated financial statements include the accounts of CSS Industries, Inc. ("Company") and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The assets and liabilities of International Subsidiaries are translated into U.S. dollars at the year-end exchange rate; income and expense items are translated at the average exchange rate for the period. Translation adjustments are charged or credited to a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of income.

      Nature of Business -
      --------------------

      CSS is a diversified company with two groups of businesses - the Consumer Products Group and the Direct Mail Business Products Group. The Consumer Products Group is primarily engaged in the manufacture and sale to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, calendars, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. Due to the seasonality of the Consumer Products Group with the majority of sales occurring in the third and fourth quarters, a material portion of the Company's trade receivables are due in December and January of each year. The Consumer Products Group is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995. The Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"), develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States, primarily through the direct mailing of catalogs and brochures. Rapidforms was acquired by CSS in January 1985.

      Use of Estimates -
      ------------------

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

      Marketable Securities -
      -----------------------

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

      Management determines the proper classifications of investments in marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. During 1996, all remaining marketable securities were sold resulting in a pre-tax gain of $251,000. At December 31, 1995, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined in a specific identification basis, are included in the Consolidated Statements of Operations.


      Inventories -
      -------------

      Inventories are generally stated at the lower of first-in, first-out
(FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,917,000 and $1,643,000 at December 31, 1996 and 1995, respectively.
Inventories consisted of the following:

                                                     1996              1995
                                                 -----------       ------------
  Raw material.................................. $17,372,000       $21,926,000
  Work-in-process...............................   8,025,000        13,196,000
  Finished goods................................  32,792,000        41,275,000
                                                 ------------      ------------
                                                 $58,189,000       $76,397,000

      Advertising Materials -
      -----------------------

      Product catalogs for direct mail advertising at Rapidforms are revised and printed in large quantities several times during the year. The costs of such catalogs are expensed when mailed. The direct costs of prep work, printing and binding relating to unmailed catalogs and catalogs in the process of completion were $1,587,000 and $2,322,000 at December 31, 1996 and 1995, and were included in other current assets.

      Property, Plant and Equipment -
      -------------------------------

      Property, plant and equipment are stated at cost. Depreciation and amortization are provided generally on the straight-line method and are based on estimated useful lives or terms of leases as follows:

  Buildings, leasehold interests and improvements. . .  Lease term to 40 years
  Machinery, equipment and other. . . . . . . .  . . .        3 to 12 years

      When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

      Intangible Assets -
      -------------------

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of goodwill may not be recoverable. Intangible assets, including goodwill, are amortized over a period not to exceed 40 years.

      Income Taxes -
      --------------

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

      Revenue Recognition -
      ---------------------

      The Company recognizes revenues in accordance with its shipping terms. Returns and allowances are reserved for based on historical experience.

      Net Income Per Common Share -
      -----------------------------

      Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period - 11,006,822 in 1996, 10,890,825 in 1995, and 11,578,956 in 1994. Average
outstanding shares used in the computation of fully diluted net income per share were 11,127,300 in 1996, 11,031,022 in 1995, and 11,578,956 in 1994.

      Accounting Changes -
      --------------------

      The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires review and measurement methods to calculate impairment of long-lived assets, including certain identifiable intangibles and goodwill. The statement also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this statement in 1996 did not result in a material write-down of assets.

      The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during 1996. This statement provides for alternatives relating to the measurement of compensation expense for stock options and other stock-based compensation. One option is to recognize compensation expense in the consolidated financial statements using a fair-value based method, applied to virtually all stock-based compensation. The alternative does not change the current intrinsic-value approach to expense recognition, but requires pro forma disclosure in the notes to the consolidated financial statements of the impact using the fair-value method. The Company adopted the pro forma disclosure option, and reference is made to the disclosure in Note 3.

      Statements of Cash Flows -
      --------------------------

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.



                                   Supplemental Schedule of Cash Flow Information
                                   ----------------------------------------------

         (In thousands)
                                                                  1996          1995          1994
                                                                --------     --------       ------
         Cash paid during the year for:
             Interest.........................................  $  8,790    $   2,804     $  1,542
                                                                ========    =========     ========
             Income taxes.....................................  $ 13,561    $   8,044     $ 15,339
                                                                ========    =========     ========

         Details of acquisitions:
             Fair value of assets acquired....................  $  2,430    $ 192,772     $ 24,460
             Liabilities assumed..............................       799       49,411        5,119
                                                                --------    ---------     --------
             Cash paid........................................     1,631      143,361       19,341
             Less cash acquired...............................        50           63           -
                                                                --------    ---------     --------
         Net cash paid for acquisitions                         $  1,581    $ 143,298     $ 19,341
                                                                ========    =========     ========



     See Note 2 for supplemental disclosure of noncash investing activities.

      Reclassification -
      ------------------

      Certain prior-period amounts have been reclassified to conform with current-year classifications.


(2)   BUSINESS ACQUISITIONS AND DIVESTITURES:
      ---------------------------------------

      On October 29, 1996 Berwick acquired the assets and business of Ribbon Magic, Inc. ("Ribbon Magic"). In consideration for the purchase of this business, Berwick assumed and paid off $1,581,000 of outstanding debt. Ribbon Magic, headquartered in Minneapolis, Minnesota, manufacturers and distributes a line of upscale ribbon and bow products to mass retailers in the United States and Canada.

      CSS acquired all of the outstanding stock of Cleo, effective November 15, 1995, for approximately $135,000,000. The purchase price included $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations which is included in other assets in the consolidated balance sheet. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent public accounting firm to resolve the disputed items. Cleo designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of historical book value over the purchase price was recorded as a $28,528,000 reduction to property, plant and equipment, an accrual for restructuring expenses of $10,034,000, and a credit to goodwill of $7,243,000. Negative goodwill is included in intangible assets in the accompanying balance sheet and is being amortized over ten years.

      Subsequent to the acquisition of Cleo, the Company's management initiated a restructuring plan that was substantially implemented by December 31, 1995. Cleo's 1995 products were manufactured in six facilities and warehoused in and distributed from five other permanent and temporary facilities. As a part of this plan, five of Cleo's six manufacturing facilities were closed and four of the five warehouse and distribution facilities were vacated. Cleo's boxed card, Valentine, gift tags and ribbon and bow manufacturing and packaging requirements were blended into existing lines at Paper Magic and Berwick in early 1996. In addition, all applicable inventory was transferred from Cleo to Paper Magic and Berwick. As a result of the closure of facilities and consolidation of manufacturing processes, employees at the affected facilities were severed and staffing at the headquarters was reduced.

      The restructuring accrual was reduced to $2,419,000 at December 31, 1996 due to (1) the payment of $2,247,000 of severance and related termination costs,
(2) the payment of $3,432,000 of lease and occupancy costs related to idle facilities and (3) the payment of $1,936,000 of other costs associated with the integration and restructuring of Cleo.

      The unaudited consolidated results of operations of the Company and Cleo on a pro forma basis as though the transaction had been consummated at the beginning of the respective years were as follows:

                                                 1995               1994
                                                 ----               ----

   Sales............................          $429,106           $392,478

   Net income.......................             5,634              5,313

   Net income per common share
     Primary........................              $.52               $.46
     Fully diluted..................              $.51               $.46

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

      On June 6, 1995, Paper Magic acquired substantially all of the assets and the business of Topstone Industries, Inc. ("Topstone") and Illusive Concepts, Inc. ("Illusive Concepts"). Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift shops and limited edition collectibles sold through various channels. In consideration for the purchase of these businesses, Paper Magic assumed and paid off $8,740,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $3,598,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over forty years.

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

(3)   STOCK OPTION PLANS:
      -------------------

      Under the terms of the CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 1996, options to acquire 272,000 shares were available under the 1995 Plan.

      Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. At December 31, 1996, options to acquire 320,000 shares were available for grant under the 1994 plan.

      Under the terms of the 1991 Stock Option Plan for Non-Employee Directors ("1991 Plan"), stock options to purchase up to 150,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock were granted automatically to each non-employee director on the last day of November in each year from 1991 through 1995 and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 1996, options to acquire 10,000 shares were available for grant under the 1991 Plan.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced in 1996 and 1995 as follows:

                                                        1996            1995
                                                        ----            ----

  Net income - as reported......................       $22,344         $15,775
  Net income - pro forma........................        21,366          15,451

  Fully diluted earnings per share - as reported         $2.01           $1.43
  Fully diluted earnings per share - pro forma..         $1.94           $1.41

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        1996            1995
                                                        ----            ----

  Expected dividend yield..................               0%                0%
  Expected stock price volatility..........            21.8%             22.9%
  Risk-free interest rate..................             5.5%              5.7%
  Expected life of option..................        4.5 years         4.5 years

      Transactions from January 1, 1994 through December 31, 1996, under the above plans were as follows:

                                                                                Weighted      Weighted
                                                  Number       Option Price      Average    Average Life
                                                of Shares        per Share        Price      Remaining
                                                ---------        ---------        -----      ---------

  Options outstanding at January 1, 1994.....    626,000     $9.06  -  $19.13     $13.43     2.77 years
   Granted...................................    460,500     16.00  -   20.00      17.02
   Exercised.................................   (130,000)     9.06  -    9.94       9.78
   Canceled..................................   (134,000)    15.06  -   20.00      18.22
                                                --------    ------     ------    -------
  Options outstanding at December 31, 1994...    822,500      9.25  -   20.00      15.24     3.41 years
   Granted...................................    255,000     15.38  -   22.25      17.42
   Exercised.................................    (97,200)                9.25       9.25
   Canceled..................................    (75,300)     9.25  -   16.25     $15.48
                                                --------    ------     ------   --------




          Options outstanding at December 31, 1995.....    905,000     13.88  -   22.25      16.47     3.18 years
             Granted...................................    478,500     20.63  -   25.63      21.04
             Exercised.................................    (99,242)    13.88  -   16.00      14.84
             Canceled..................................    (60,000)    15.81  -   20.63      17.70
                                                          -------    -------     ------    -------
          Options outstanding at December 31, 1996.....  1,224,258    $14.38  -  $25.63     $18.26     2.95 years
                                                         =========    =================     ======

          Options exercisable at December 31, 1996.....    396,383    $14.38  -  $22.25     $16.37     1.96 years
                                                         =========    =================     ======


      Rapidforms and certain of its subsidiaries maintain incentive stock option plans in which options to acquire common shares may be granted to key employees at the fair market value per share on the date of grant. See Note 8.

(4)    PROFIT SHARING PLANS:
       ---------------------

      The Company's principal operating subsidiaries maintain profit sharing plans covering substantially all of their employees. Corporate officers and employees are covered by the Rapidforms, Inc. Profit Sharing Plan.

      Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated profit sharing expense for the years ended December 31, 1996, 1995 and 1994 was $2,817,000, $1,862,000 and $1,798,000.

(5)    FEDERAL INCOME TAXES:
       ---------------------

      The following table summarizes the provision for U.S. federal, state and foreign taxes on income:



                                                                            1996          1995         1994
                                                                          -------       -------      ------
          Current:
             Federal...............................................        $13,795     $10,298       $ 8,406
             State.................................................          1,167       1,342         1,957
             Foreign...............................................            590         268           (32)
                                                                       -----------  ----------    ----------
                                                                            15,552      11,908        10,331
                                                                       -----------  ----------    ----------
          Deferred:
             Federal...............................................         (1,732)     (1,252)           (1)
             State.................................................            569         340          (283)
             Foreign...............................................             -            -             -
                                                                       -----------  ----------    ----------
                                                                            (1,163)       (912)         (284)
                                                                       -----------  ----------    ----------
                                                                           $14,389     $10,996       $10,047
                                                                       ===========  ==========    ==========


      The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes and minority interest were as follows:


                                                                           1996          1995         1994
                                                                          -------       -------      ------

          U.S. federal statutory rate...........................           35.0%         35.0%        35.0%
          State income taxes, less federal benefit..............            3.0           4.0          4.4
          Other. . .............................................             .6           1.2          1.7
                                                                          ------        ------        -----
                                                                           38.6%         40.2%        41.1%
                                                                          ======        ======        =====


      Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred tax assets (liabilities) as of December 31, 1996 and 1995:


                                                                                1996               1995
                                                                              ---------         ---------

          Deferred tax assets:
               Inventory...............................................       $   2,556        $        -
               Property, plant and equipment...........................           3,158             7,407
               Accrued expenses........................................           2,403             4,964
               Other...................................................           2,390               878
                                                                              ---------         ---------
                                                                                 10,507            13,249
                                                                              ---------         ---------
          Deferred tax liabilities:
               Accounts receivable.....................................           3,084             6,836
               Inventory...............................................               -             2,695
               Unremitted earnings of foreign subsidiaries.............           1,253               331
               Other...................................................           5,277             3,657
                                                                              ---------         ---------
                                                                                  9,614            13,519
                                                                              ---------         ---------
               Net deferred tax asset (liability)......................       $     893        $     (270)
                                                                              =========        ==========



(6)    LONG-TERM DEBT AND CREDIT ARRANGEMENTS:
       ---------------------------------------

       Long-term debt consisted of the following:


                                                                               1996               1995
                                                                          ------------        ------------

          Mortgage on Rapidforms' facility, payable monthly
             through March 1996, interest at 10.5% ..................       $       -          $4,287,000
          Economic development revenue bonds (tax exempt)
              bearing  interest at a weighted  average rate of 7.17%
              with annual serial  maturities  through 1999 and a
              term maturity in 2004, less unamortized discount of
              $130,000 to yield an effective rate of 7.29%..........                -          8,075,000
          Economic development revenue bonds (taxable) bearing
             interest at 9.10% with annual sinking fund payments
             through 2004, less unamortized discount of $127,000
             to yield an effective rate of 9.35%.....................                -          5,678,000
          Other mortgages, payable monthly through 2001,
             interest at rates ranging from prime
             plus 1% to 11.5%........................................          941,000          1,180,000
          Industrial Development Revenue Bonds, payable
             periodically through 2005, interest at rates
             ranging from 3% to 9.25% ...............................        1,824,000          2,468,000
          Berwick acquisition debt, payable in 2003,
             interest at 8%..........................................        2,077,000          2,355,000
          Other......................................................          522,000            353,000
                                                                          ------------        ------------
                                                                             5,364,000         24,396,000
          Less - current portion.....................................         (752,000)        (6,531,000)
                                                                          -------------       -------------

                                                                            $4,612,000        $17,865,000
                                                                          ============        ===========


      In conjunction with the acquisition of Cleo and the consolidation of other credit facilities, the Company entered into a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on November 15, 1995. The facility expires on November 15, 2000 and provides that borrowings are limited during a consecutive 30 day period during each year of the agreement. At the Company's option, interest on the facility accrues at (1) the greater of the prime rate or 1/2% in excess of the Federal Funds Rate, or (2) LIBOR plus
1 1/4%. The loan agreement contains provisions to reduce the interest pricing spread over LIBOR based upon the achievement of certain benchmarks related to the ratio of earnings to interest expense. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; earnings before interest, income taxes and depreciation; capital expenditures; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The weighted average interest rate under the loan agreement for 1996 was 6.65%.

       On August 13, 1996, CSS entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate revolving credit facility. At December 31, 1996 the Company has a swap agreement with a total notional amount of $20,000,000. This agreement fixes the interest rate on $20,000,000 of the borrowings under the revolving credit facility to 7.125%. The interest rate swap agreement matures on February 13, 1998. This agreement involves the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized over the life of the agreement as an adjustment to interest expense. The fair value of this swap agreement, which is not material at December 31, 1996, is not recognized in the financial statements. The counter party to the interest rate swap agreement is a major financial institution. Management believes the risk of incurring losses related to credit risk is remote and any potential losses would be immaterial.

       On September 18, 1996, CSS entered into a $20,000,000 term loan with a bank to provide additional capacity for seasonal requirements and general corporate purposes. The term loan was repaid on December 23, 1996.

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

       On August 1, 1996, CSS utilized proceeds from its $195,000,000 unsecured revolving credit facility to redeem the outstanding principal balance of $12,880,000 related to economic development revenue bonds assumed in connection with the acquisition of Cleo. Cleo financed the construction of its primary distribution facility with the proceeds from these economic development revenue bonds. Cleo also maintained an Urban Development Action Grant ("UDAG") bearing interest at 8% and payable in quarterly installments. The UDAG was also repaid on October 2, 1996.

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

       In connection with the acquisition of Berwick in 1993, the Company entered into a term loan with the primary selling shareholder. The original term loan of $3,000,000 was reduced for indemnification claims to $2,077,000 and is payable on May 3, 2003 with interest payable quarterly at a rate of 8% per year. The note is callable at the option of the noteholder after May 3, 1996, subject to then unresolved claims.


       Long-term debt matures as follows:

             1997...........................................$   752,000
             1998...........................................    749,000
             1999...........................................    829,000
             2000...........................................    356,000
             2001...........................................    151,000
             Thereafter.....................................  2,527,000
                                                             ----------
                 Total...................................... $5,364,000
                                                             ==========

(7)   OPERATING LEASES:
      -----------------

      The future minimum rental payments associated with all noncancelable lease obligations are as follows:

             1997............................................ $  3,868,000
             1998............................................    3,165,000
             1999............................................    3,122,000
             2000............................................    2,740,000
             2001............................................    2,460,000
             Thereafter......................................    3,644,000
                                                               -----------
                Total........................................  $18,999,000
                                                               ===========

       Rent expense was $5,173,000, $2,792,000 and $2,510,000 in 1996, 1995 and
1994, respectively.

(8)   CONCENTRATION RISKS:
      --------------------

      During 1996, one customer accounted for 14% of the Company's sales.

(9)   COMMITMENTS AND CONTINGENCIES:
      ------------------------------

       Rapidforms has entered into agreements with minority shareholders or stock option grantees that require the subsidiary to repurchase shares or options held upon death, termination of employment or upon the permissible voluntary tender of shares by the shareholder. The repurchase price is established by reference to a multiple of pre-tax earnings or the fair market value of such shares or options as determined by Rapidforms' board of directors.

       During 1994, Paper Magic agreed to purchase for $9,781,000 all shares of Paper Magic common stock held by its minority shareholders.

       As of December 31, 1996 and 1995, only Rapidforms and certain of its subsidiaries had minority shareholders and outstanding stock options. The liability of Rapidforms to repurchase such shares was $3,862,000 and $3,608,000 at December 31, 1996 and 1995, respectively, and was reported as minority interest in the accompanying balance sheet.

(10)      SEGMENT INFORMATION:
          --------------------

       The Company operates in two business segments - consumer products and direct mail business products. Operations within the consumer products segment includes the manufacture and sale primarily to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, calendars, classroom exchange Valentines, decorative ribbon and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. The direct mail business products segment develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States primarily through the direct mailing of catalogs and brochures.




                                                  Operations by Business Segment
(In thousands)

                           Consumer Products          Direct Mail Business Products          Consolidated
                    -------------------------------  ------------------------------   --------------------------
                    1996         1995       1994     1996        1995       1994      1996        1995       1994
                    ----         ----       ----     ----        ----       ----      ----        ----       ----

Sales to
 unaffiliated
 customers        $323,051    $202,274   $153,440   $89,028     $86,138    $64,795   $412,079   $288,412  $218,235
                  =========   ========   ========   ========    =======    =======

Operating profit  $ 39,710    $ 21,542   $ 17,091   $10,000     $11,222    $10,031     49,710     32,764    27,122
                  =========   ========   ========   ========    =======    =======

General
 corporate
 expenses                                                                              (5,333)    (3,148)   (2,647)

Interest expense,
 net                                                                                   (8,235)    (3,957)     (923)

Rental and other
 income, net                                                                            1,131      1,727       910
                                                                                     --------   --------  --------

Income before
  income taxes                                                                       $ 37,273   $ 27,386  $ 24,462
                                                                                     ========   ========  ========

Identifiable
 assets at
 December 31      $ 273,696   $297,791   $124,681   $62,077     $60,970    $60,901   $335,773   $358,761  $185,582
                  =========   ========   ========   =======     =======    =======

Corporate assets                                                                       10,591     16,200    19,499
                                                                                     --------   --------  --------

Total assets                                                                         $346,364   $374,961  $205,081
                                                                                     ========   ========  ========

Depreciation and
 amortization     $   3,975   $  4,398   $  4,076    $3,739     $ 3,205    $ 2,212
                  =========   ========   ========    ======     =======    =======

Capital
 expenditures     $  13,407   $  4,895   $  4,008    $2,528     $ 3,855    $ 1,651
                  =========   ========   ========    ======     =======    =======





(11)  QUARTERLY FINANCIAL DATA (UNAUDITED):

        (In thousands, except
         per share amounts)
                                                                                  Quarters
                                                       ---------------------------------------------------------
                          1996                             First         Second         Third          Fourth
                          ----                         -----------    -----------    -----------    ------------

Sales..............................................       $47,270        $47,305        $147,527        $169,977
                                                          ========       ========       ========        ========

Gross profit.......................................       $19,782        $18,777        $ 49,552        $ 57,004
                                                          ========       ========       ========        ========

Net Income.........................................       $(2,085)       $(1,757)       $ 11,141        $ 15,045
                                                          ========       ========       ========        ========

Net income per common share:
   Primary.........................................       $  (.19)       $  (.16)       $   1.01        $   1.36
                                                          ========       ========       ========        ========

   Fully diluted...................................       $  (.19)       $  (.16)       $   1.01        $   1.35
                                                          ========       ========       ========        ========



                                                                                   Quarters
                                                       ---------------------------------------------------------
                          1995                            First          Second          Third           Fourth
                          ----                         -----------    -----------    -----------    ------------

Sales..............................................        $42,529       $43,038        $100,736        $102,109
                                                           =======       =======        ========        ========

Gross profit.......................................        $19,221       $18,606        $ 36,693        $ 35,411
                                                           =======       =======        ========        ========

Net income.........................................        $   501       $ 1,260        $  8,120        $  5,894
                                                           =======       =======        ========        ========

Net income per common share:
   Primary.........................................        $   .05       $   .12        $    .75        $    .54
                                                           =======       =======        ========        ========

   Fully diluted...................................        $   .05       $   .12        $    .74        $    .54
                                                           =======       =======        ========        ========



       Most Paper Magic, Berwick and Cleo revenues are seasonally oriented, with approximately 70% of sales being Christmas and Halloween related. As a result, consolidated revenues and profits are typically lowest in the first half of the year when Paper Magic, Berwick and Cleo are producing their inventory of Christmas and Halloween products and highest in the second half when their products are shipped. Quarterly fluctuations of sales and earnings were further pronounced in 1996 with the inclusion of a full year of Cleo's results.

(11)  SUBSEQUENT EVENTS:
      ------------------

       On January 17, 1997 Paper Magic acquired all of the outstanding stock of Color Clings for approximately $8,000,000. Color Clings, headquartered in Bloomington, Minnesota, is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $11,375,000 was recorded as goodwill and will be amortized over twenty years.

       On January 8, 1997 Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,300,000 resulting in an immaterial financial gain. Sales and operating income (loss) were $8,237,000 and $19,000 in 1996, $7,925,000 and $220,000 in
1995 and $6,672,000 and $(203,000) in 1994.


Item 9.   Disagreements on Accounting and Financial Disclosure
-------   ----------------------------------------------------

      None

Part III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

     See "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF CSS" in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11.   Executive Compensation
--------   ----------------------

     See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

     See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

     See "CERTAIN TRANSACTIONS AND SUBSIDIARY MATTERS" in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below.


      1. Financial Statements
         --------------------

         Report of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Operations - for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity - for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules
         -----------------------------

         Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K filed during the last quarter of 1996
         ---------------------------------------------------------

         None.

     (c) Exhibits, Including Those Incorporated by Reference The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


Articles of Incorporation and By-laws
-------------------------------------

 3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

 3.2     Amendment to Restated Certificate of Incorporation filed May 8, 1992.
         (2) (Exhibit 3.2)

 3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

 3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

*3.5 By-laws of the Company, as amended to date (as last amended November 18, 1996).


Material Contracts
------------------

 10.1    CSS Industries, Inc. 1991 Stock Option Plan for Non-Employee Directors.
         (2) (Exhibit 10.1)

*10.2    CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors.

 10.3 Registration Rights Grant dated January 21, 1993, between the Company and certain former holders of common stock in Philadelphia Industries, Inc. (2) (Exhibit 10.2)

 10.4 Shareholders' Agreement, dated as of February 4, 1985, by and among shareholders of Rapidforms, Inc. (4) (Exhibit 4 (B))

 10.5 First Amendment to Shareholders' Agreement, dated as of December 17, 1990, by and among shareholders of Rapidforms, Inc. (3) (Exhibit 10.7)

 10.6 Loan Agreement among CSS Industries, Inc., the Lending Institutions listed therein, CoreStates Bank, N.A. as the Administrative Agent, and Merrill Lynch & Co. as the Syndication Agent, dated as of November 15, 1995 (8) (Exhibit 10.1)

 10.7 Stock Purchase Agreement dated as of October 3, 1995 between the Company and Gibson Greetings, Inc. (9) (Exhibit 2.1)

*10.8 Interest Rate Swap Master Agreement dated as of August 9, 1996 between CoreStates Bank, N.A. and CSS Industries, Inc.

Executive Compensation Plans and Arrangements
---------------------------------------------

 10.9 CSS Industries, Inc. 1985 Incentive Stock Option Plan, as last amended in 1991. (3) (Exhibit 10.1)

*10.10 CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended January 23, 1996)

 10.11 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

 10.12 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (5) (Exhibit 10.14)

 10.13 Deferred Compensation Agreement between Jack Farber and CSS Industries, Inc., restated as of December 8, 1994. (7) (Exhibit 10.8)

 10.14 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.17)

 10.15 Rapidforms, Inc. Incentive Stock Option Plan, dated June 25, 1987, and form of stock option agreement. (6) (Exhibit 10.5)

 10.16 Amendment to Rapidforms, Inc. Incentive Stock Option Plan, dated December 11, 1990. (1) (Exhibit 10.5)

*10.17 Rapidforms, Inc. Profit Sharing Plan, as last amended and restated effective as of July 1, 1996.

 10.18 Rapidforms, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.22)

 10.19 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

 10.20 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (5) (Exhibit 10.26)

 10.21 The Paper Magic Group, Inc. 1994 Incentive Stock Option Plan. (7) (Exhibit 10.16)

 10.22   Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994.
         (5) (Exhibit 10.27)

 10.23 Employment Agreement between John Pinti and Berwick Industries, Incorporated, dated October 1, 1992. (7) (Exhibit 10.18)

 10.24 Amendment to Employment Agreement between Berwick Industries, Incorporated and John Pinti, dated May 3, 1993. (7) (Exhibit 10.19)

 10.25 Cleo Inc. Management Incentive Plan , dated March 7, 1996. (10) (Exhibit 10.23)

*10.26 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996.

*10.27 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996.

Subsidiaries
------------

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

  (4) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended February 2, 1985 and incorporated herein by reference.

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

  (8) Filed as an exhibit to the Current Report on Form 8-K (No. 1-2661) dated November 15, 1995.

  (9) Filed as an exhibit to the Quarterly Report on Form 10-Q (No. 1-2661) for the fiscal quarter ended September 30, 1995.

 (10) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)


           Column A                          Column B              Column C              Column D     Column E
           --------                          --------      ------------------------      --------     --------
                                                                   Additions
                                                           -----------------------
                                             Balance         Charged
                                               at            to costs     Charged                     Balance
                                            Beginning         and         to Other                   at End of
                                            of Period       Expenses      Accounts      Deductions     Period
                                            ---------       --------      --------      ----------     ------


Year ended December 31, 1996
   Doubtful accounts
      receivable-customers                   $4,684         $2,295        $   --          $3,141       $3,838



Year ended December 31, 1995
   Doubtful accounts
      receivable-customers                   $1,950         $1,698        $2,036 (a)      $1,000       $4,684



Year ended December 31, 1994
   Doubtful accounts
      receivable-customers                   $1,587         $  910        $   64 (b)      $  611       $1,950




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

                                  CSS INDUSTRIES, INC.
                        ----------------------------------------
                                      Registrant

                        By /s/ Jack Farber
                        ----------------------------------------
                        Jack Farber, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated:  March 5, 1997
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.


Dated: March 5, 1997               /s/ Jack Farber
                                   --------------------------------------------
                                   Jack Farber, Chairman of the Board,
                                   President and Chief Executive Officer
                                  (principal executive officer)

Dated: March 5, 1997               /s/ James G. Baxter
                                   --------------------------------------------
                                   James G. Baxter, President-Consumer
                                   Products Group and Chief Financial Officer
                                  (principal financial and accounting officer
                                   and a director)

Dated: March 5, 1997               /s/ Willard M. Bright
                                   --------------------------------------------
                                   Willard M. Bright, Director

Dated: March 5, 1997               /s/ James H. Bromley
                                   --------------------------------------------
                                   James H. Bromley, Director

Dated: March 5, 1997               /s/ John  R. Bunting,  Jr.
                                   --------------------------------------------
                                   John R. Bunting, Jr., Director

Dated: March 5, 1997               /s/ Stephen V. Dubin
                                   --------------------------------------------
                                   Stephen V. Dubin, Director

Dated: March 5, 1997               /s/ Richard G. Gilmore
                                   --------------------------------------------
                                   Richard G. Gilmore, Director

Dated: March 5, 1997               /s/ Leonard E. Grossman
                                   --------------------------------------------
                                   Leonard E. Grossman, Director

Dated: March 5, 1997               /s/ James E.  Ksansnak
                                   --------------------------------------------
                                   James E. Ksansnak, Director

Dated: March 5, 1997               /s/  Michael L. Sanyour
                                   --------------------------------------------
                                   Michael L. Sanyour, Director

Dated: March 5, 1997               /s/ William C. Warren
                                   --------------------------------------------
                                   William C. Warren, Director

                                       INDEX TO EXHIBITS
                                       -----------------





Exhibit No.                                                                                      Page
-----------                                                                                      ----

    3.5         By-Laws of the Company, as amended to date (as last amended November
                18, 1996)

   10.2         CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors

   10.8         Interest Rate Swap Master Agreement dated as of August 9, 1996 between
                CoreStates Bank, N.A. and CSS Industries, Inc.

  10.10         CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended
                January 23, 1996)

  10.17         Rapidforms, Inc. Profit Sharing Plan, as last amended and restated effective as of July 1, 1996

  10.26         Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement
                Plan, dated November 18, 1996.

  10.27         The Paper Magic Group, Inc. Non-Qualified Supplemental Executive
                Retirement Plan, dated December 5, 1996.
