Form 10-Q
period 1997-03-31
CSS INDUSTRIES INC
filed 1997-05-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                            Commission file number 1-2661
     March 31, 1997
----------------------



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




                                 (215) 569-9900
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



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


As of March 31, 1997, there were 10,806,297 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K.



                                                             PAGE NO.
Consolidated Statements of Operations - Three months ended
March 31, 1997 and 1996                                          3

Consolidated Condensed Balance Sheets - March 31, 1997 and
December 31, 1996                                                4

Consolidated Statements of Cash Flows - Three months ended
March 31, 1997 and 1996                                          5

Notes to Consolidated Financial Statements                     6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     9-10

PART II - OTHER INFORMATION

Items 1 through 6 - Not Applicable

SIGNATURE                                                       11

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1997          1996
                                                         --------      ---------
SALES                                                    $ 44,244      $ 47,270
                                                         --------      --------

COSTS AND EXPENSES
   Cost of sales                                           25,022        27,488
   Selling, general and administrative expenses            23,696        21,901
   Interest expense, net                                    1,100         1,499
   Rental and other income, net                              (595)         (236)
                                                         --------      --------

                                                           49,223        50,652
                                                         --------      --------
LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                   (4,979)       (3,382)

INCOME TAX BENEFIT                                         (2,007)       (1,415)
                                                         --------      --------

LOSS BEFORE MINORITY INTEREST                              (2,972)       (1,967)

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                          176           118
                                                         --------      --------

NET LOSS                                                 $ (3,148)     $ (2,085)
                                                         ========      ========

NET LOSS PER COMMON SHARE
     Primary                                             $   (.29)     $   (.19)
                                                         ========      ========
     Fully diluted                                       $   (.29)     $   (.19)
                                                         ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                               10,805        10,954
                                                         ========      ========
     Fully diluted                                         10,805        11,001
                                                         ========      ========

CASH DIVIDENDS PER SHARE OF
     COMMON STOCK                                        $   --        $   --
                                                         ========      ========







                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

                                                       March 31,    December 31,
                                                         1997           1996
                                                      ----------    ------------
                                                      (Unaudited)

            ASSETS

CURRENT ASSETS
    Cash and temporary investments                      $  1,774        $  2,755
    Accounts receivable, net                              31,817         159,008
    Inventories                                           90,454          58,189
    Deferred taxes                                         1,883           1,883
    Other current assets                                  10,736           7,269
                                                        --------        --------

       Total current assets                              136,664         229,104
                                                        --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                        57,176          53,246
                                                        --------        --------

OTHER ASSETS
    Intangible assets                                     61,108          49,388
    Other                                                 15,309          14,626
                                                        --------        --------

        Total other assets                                76,417          64,014
                                                        --------        --------

        Total assets                                    $270,257        $346,364
                                                        ========        ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                      $ 42,175        $ 99,264
     Other current liabilities                            40,678          58,060
                                                        --------        --------

        Total current liabilities                         82,853         157,324
                                                        --------        --------

LONG-TERM OBLIGATIONS                                      8,370           7,436

DEFERRED INCOME TAXES                                        990             990

MINORITY INTEREST                                          3,961           3,862

SHAREHOLDERS' EQUITY                                     174,083         176,752
                                                        --------        --------

        Total liabilities and shareholders' equity      $270,257        $346,364
                                                        ========        ========




                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                               ----------------------
                                                                 1997          1996
                                                               --------     ---------

Cash flows from operating activities:
    Net loss                                                   $  (3,148)   $  (2,085)
                                                               ---------    ---------

Adjustments to reconcile net loss to net cash
         provided by operating activities:
       Depreciation and amortization                               2,549        1,952
       Gain on sale of assets, net                                  (348)          (5)
       Gain on sale of marketable securities                        --           (118)
       Deferred tax benefit                                         --         (6,568)
       Provision for doubtful accounts                               292          280
       Minority interest in income of subsidiaries                   176          118
       Changes in assets and liabilities, net:
          Decrease in accounts receivable                        131,892      135,678
          (Increase) in inventories                              (25,509)     (21,647)
          (Increase) decrease in other assets                     (2,667)          30
          (Decrease) in other current liabilities                (29,776)      (6,781)
                                                               ---------    ---------

             Total adjustments                                    76,609      102,939
                                                               ---------    ---------

             Net cash provided by operating activities            73,461      100,854
                                                               ---------    ---------

Cash flows from investing activities:
    Purchase of business, net of cash received of $976           (17,564)        --
    Purchase of property, plant and equipment                     (5,000)      (3,761)
    Proceeds from sale of business                                 4,083         --
    Proceeds on sale of property                                     189          498
    Proceeds on sale of marketable securities                       --            317
                                                               ---------    ---------

             Net cash used for investing activities              (18,292)      (2,946)
                                                               ---------    ---------

Cash flows from financing activities:
    Payments on long-term obligations                               (257)      (5,825)
    Repayments on notes payable                                  (56,106)     (92,306)
    Redemption of subsidiary stock from minority shareholder         (77)        (194)
    Purchase of treasury stock                                      (644)        --
    Proceeds from exercise of stock options                          934           80
                                                               ---------    ---------

             Net cash used for financing activities              (56,150)     (98,245)
                                                               ---------    ---------

Effect of exchange rate changes on cash                             --             (8)
                                                               ---------    ---------
Net decrease in cash and temporary investments                      (981)        (345)

Cash and temporary investments at beginning of period              2,755        3,102
                                                               ---------    ---------
Cash and temporary investments at end of period                $   1,774    $   2,757
                                                               =========    =========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997



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

      Nature of Business-

       CSS is a diversified company with two groups of businesses - the Consumer
          Products Group and the Direct Mail Business Products Group. The Consumer Products Group is primarily engaged in the manufacture and sale to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, decorative tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. The seasonal nature of most of CSS' business results in low sales and net losses for the first two quarters and high shipment levels and net income for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company. The Consumer Products Group is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995. The Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"), develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States primarily through the direct mailing of catalogs and brochures. Rapidforms was acquired by CSS in January 1985.

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

      Inventories-

       Inventories of certain subsidiaries are stated at the lower of first-in, first-out (FIFO) cost or market while the remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                                 March 31,        December 31,
                                                    1997              1996
                                                ------------      ------------
                  Raw material.............      $16,374,000      $17,372,000
                  Work-in-process..........       24,506,000        8,025,000
                  Finished goods...........       49,574,000       32,792,000
                                                 -----------      -----------
                                                 $90,454,000      $58,189,000
                                                 ===========      ===========

      Revenue Recognition-

       The Company recognizes revenues in accordance with its shipping terms.
          Returns and allowances are reserved for based on the Company's historical experience.

      Net Loss Per Common Share-

       Primary net loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the first quarter - 10,804,747 in 1997 and 10,953,905 in 1996. Average outstanding shares used in the computation of fully diluted net loss per share were 10,804,747 in 1997 and 11,001,404 in 1996.

      Statements of Cash Flows-

       For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

       See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

         On January 17, 1997, Paper Magic acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and repaid $10,665,000 of debt. Color-Clings, headquartered in Bloomington, Minnesota, is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $14,667,000 was recorded as goodwill and will be amortized over twenty years.

         On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. ("Standard Forms") subsidiary for $4,083,000, resulting in an immaterial financial gain. Sales and operating income (loss) for Standard Forms were $8,237,000 and $19,000 in 1996, $7,925,000 and $220,000 in 1995 and $6,672,000 and $(203,000) in 1994.

(3)  FUTURE ACCOUNTING CHANGES:

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued. This statement specified the computation, presentation and disclosure requirements for earnings per share
(EPS). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basic and diluted EPS. Prior period results will be restated. The most significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method had no impact on 1996 or first quarter 1997 EPS figures.

         In 1997, CSS will also adopt SFAS No. 129, "Disclosure of Information about Capital Structure." This statement was issued in conjunction with the earnings per share statement discussed above and is intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since the Company was in compliance with the existing capital structure disclosure requirements, disclosure under the new standard is not expected to change materially.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months of 1997 Compared to Three Months of 1996

     Consolidated sales for the three months ended March 31, 1997 decreased by 6% to $44,244,000 from $47,270,000 in 1996. The decrease in sales was attributable to an 8% decrease in sales of the Business Products Group ("BPG") as a result of the sale by Rapidforms of its Standard Forms subsidiary on January 8, 1997. Additionally, sales of the Consumer Products Group ("CPG") decreased 5%, as lower closeout sales due to improved inventory management and the timing of Easter shipments offset the incremental sales of Color-Clings which was acquired by the Company's Paper Magic subsidiary on January 17, 1997.

     Cost of sales, as a percentage of sales, was 57% in 1997 and 58% in 1996. The decrease in the cost of sales percentage was due to higher margins on CPG sales due to the lower volume of closeout sales and higher BPG margins due to the absence of lower margin Standard Forms sales. Selling, general and administrative ("SG&A") expense as a percentage of sales increased to 54% from 46% in 1996. SG&A expense as a percentage of sales for the CPG increased to 58% from 42% in the current year primarily as a result of (1) the incremental SG&A expenses associated with Color-Clings, (2) the lower sales base caused by the reduction of closeout sales in 1997 at Cleo, (3) higher amortization of goodwill due to the acquisitions by the Company in 1995 and 1996, and (4) higher depreciation caused by higher levels of investment in new equipment. SG&A expenses as a percentage of sales will decline as shipments are made in the second half of the year. BPG SG&A expenses as a percentage of sales declined to 41% from 45% in 1996 reflecting the sale of Standard Forms.

     Interest expense, net decreased from $1,499,000 in 1996 to $1,100,000 as the cash generated from operations in 1996 and the first quarter of 1997 resulted in lower borrowing levels. Rental and other income, net increased to $595,000 from $236,000. This increase was primarily attributable to the gain on the sale of Standard Forms.

     Income taxes as a percentage of income before taxes and minority interest were 40% in 1997 compared to 42% in the first quarter of 1996. The decrease is attributable to lower state income tax expense.

     The net loss for the three months ended March 31, 1997 was $3,148,000, or $.29 per share, compared to a net loss of $2,085,000, or $.19 per share, in 1996. The increased loss primarily reflected the increased seasonality of the Company's business as a result of the acquisition of Color-Clings.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $53,811,000 and shareholders' equity of $174,083,000. The decrease in accounts receivable and the increase in inventories from December 31, 1996 reflected seasonal collections of Christmas receivables and normal seasonal inventory increases in preparation for the 1997 shipping season. The increase in intangibles was a result of the acquisition of Color-Clings by Paper Magic on January 17, 1997. The decrease in other current liabilities reflected the payment of income taxes, the sale of Standard Forms and the payment of royalties and customer allowances.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CPG revenues are seasonal with approximately 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decreased $56,106,000 in the first quarter of 1997 and will increase throughout the second and third quarters, peaking prior to Christmas. Seasonal borrowings are made under a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facilities are available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At March 31, 1997, there was $42,175,000 outstanding under this facility.

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







                                    CSS INDUSTRIES, INC.
                                    (Registrant)




Date:  May 14, 1997                 By: /s/James G. Baxter
                                        ------------------
                                           James G. Baxter
                                           President, Consumer Products Group,
                                           Chief Financial Officer and
                                           Principal Accounting Officer