Form 10-Q
period 1997-06-30
CSS INDUSTRIES INC
filed 1997-08-13
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q
                                    ---------



For the Quarter Ended                              Commission file number 1-2661
     June 30, 1997
---------------------



                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


               Delaware                                   13-1920657
------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification number)




1845 Walnut Street, Philadelphia, PA                       19103
----------------------------------------                 ----------
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


                             Yes __x__     No _____



As of June 30, 1997, there were 10,831,675 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, December 31, 1996, the results of operations for the three months and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. The results for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 1997 quarterly report on Form 10-Q and with Part II of this document.




                                                                      PAGE NO.
                                                                      --------

Consolidated Statements of Operations - Six months ended
June 30, 1997 and 1996                                                   3

Consolidated Condensed Balance Sheets - June 30, 1997 and
December 31, 1996                                                        4

Consolidated Statements of Cash Flows - Six months ended
June 30, 1997 and 1996                                                   5

Notes to Consolidated Financial Statements                              6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               9-10

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders            11

SIGNATURE                                                               12
---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                        Three Months Ended               Six Months Ended
                                                                              June 30,                       June 30,
                                                                       --------------------------------------------------
                                                                         1997           1996           1997         1996
                                                                       -------        -------        -------      -------


SALES                                                                   $56,322       $47,305        $100,566      $94,575
                                                                        -------       -------        --------      -------

COSTS AND EXPENSES
   Cost of sales                                                         32,357        28,528          57,379       56,016
   Selling, general and administrative expenses                          24,537        20,056          48,233       41,957
   Interest expense, net                                                  1,286         1,456           2,386        2,955
   Rental and other income, net                                            (298)          (18)           (893)        (254)
                                                                        -------       -------        --------      -------
                                                                         57,882        50,022         107,105      100,674
                                                                        -------       -------        --------      -------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                 (1,560)       (2,717)         (6,539)      (6,099)

INCOME TAX BENEFIT                                                         (462)       (1,104)         (2,469)      (2,519)
                                                                        -------       -------        --------      -------

LOSS BEFORE MINORITY INTEREST                                            (1,098)       (1,613)         (4,070)      (3,580)

MINORITY INTEREST IN INCOME OF
   SUBSIDIARIES, NET                                                        136           144             312          262
                                                                        -------       -------        --------      -------

NET LOSS                                                                $(1,234)      $(1,757)       $ (4,382)     $(3,842)
                                                                        =======       =======         =======      =======


NET LOSS PER COMMON SHARE
     Primary                                                            $(  .11)      $(  .16)       $ (  .41)     $(  .35)
                                                                        =======       =======         =======      =======
     Fully diluted                                                      $(  .11)      $(  .16)       $ (  .41)     $(  .35)
                                                                        =======       =======         =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                                             10,826        11,082          10,815       11,019
                                                                        =======       =======         =======      =======
     Fully diluted                                                       10,826        11,082          10,815       11,058
                                                                        =======       =======         =======      =======


CASH DIVIDENDS PER SHARE OF COMMON STOCK                                $     -       $     -        $      -      $     -
                                                                        =======       =======         =======      =======



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)


                                                              June 30,         December 31,
                                                                1997               1996
                                                          -------------        ------------
                                                            (Unaudited)

            ASSETS
            ------
CURRENT ASSETS
    Cash and temporary investments                          $  3,636              $  2,755
    Accounts receivable, net                                  36,415               159,008
    Inventories                                              134,380                58,189
    Deferred taxes                                             1,883                 1,883
    Other current assets                                      12,617                 7,269
                                                            --------              --------

       Total current assets                                  188,931               229,104
                                                            --------              --------

PROPERTY, PLANT AND EQUIPMENT, NET                            57,530                53,246
                                                            --------              --------

OTHER ASSETS
    Intangible assets                                         61,421                49,388
    Other                                                     14,921                14,626
                                                            --------              --------

        Total other assets                                    76,342                64,014
                                                            --------              --------

        Total assets                                        $322,803              $346,364
                                                            ========              ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES
        Notes payable                                       $ 84,160              $ 99,264
        Other current liabilities                             52,052                58,060
                                                            --------              --------

              Total current liabilities                      136,212               157,324
                                                            --------              --------

LONG-TERM OBLIGATIONS                                          8,279                 7,436

DEFERRED INCOME TAXES                                            990                   990

MINORITY INTEREST                                              4,084                 3,862

SHAREHOLDERS' EQUITY                                         173,238               176,752
                                                            --------              --------

        Total liabilities and shareholders' equity          $322,803              $346,364
                                                            ========              ========




                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                    1997                 1996

Cash flows from operating activities:
    Net loss                                                                     ($ 4,382)             ($ 3,842)
                                                                                 ---------             ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                5,214                 3,967
       Gain on sale of assets, net                                                   (314)                  (29)
       Gain on sale of marketable securities                                           -                   (146)
       Deferred tax benefit                                                            -                 (9,299)
       Provision for doubtful accounts                                                673                   551
       Minority interest in income of subsidiaries                                    312                   262
       Changes in assets and liabilities, net of effects from
          purchase and disposal of businesses:
          Decrease in accounts receivable                                         126,782               141,111
          (Increase) in inventory                                                 (69,480)              (60,538)
          (Increase) in other assets                                               (4,239)                 (973)
          (Decrease) in accrued expenses                                          (18,798)              (11,984)
                                                                                 --------              --------

             Total adjustments                                                     40,150                62,922
                                                                                 --------              --------

             Net cash provided by operating activities                             35,768                59,080
                                                                                 --------              --------

Cash flows from investing activities:
    Purchase of  businesses, net of cash received of $976 in 1997                 (17,564)                  -
    Purchase of property, plant and equipment                                      (9,352)               (8,828)
    Proceeds from sale of business                                                  4,083                   -
    Proceeds on sale of marketable securities                                         -                     424
    Proceeds on sale of property, plant and equipment                               2,313                   897
                                                                                 --------              --------

             Net cash used for investing activities                               (20,520)               (7,507)
                                                                                 --------              --------

Cash flows from financing activities:
    Payments on long-term obligations                                                (836)               (6,208)
    Repayments on notes payable                                                   (14,121)              (45,288)
    Purchase of treasury stock                                                       (287)                   -
    Redemption of subsidiary stock from minority shareholders                         (91)                 (194)
    Proceeds from exercise of stock options                                           968                   120
                                                                                 --------              --------

             Net cash used for financing activities                               (14,367)              (51,570)
                                                                                 --------              --------

Effect of exchange rate changes on cash                                                 -                   (18)
                                                                                 --------              --------
Net increase (decrease) in cash and temporary investments                             881                   (15)

Cash and temporary investments at beginning of period                               2,755                 3,102
                                                                                 --------              --------
Cash and temporary investments at end of period                                  $  3,636              $  3,087
                                                                                 ========              ========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation-

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature. Translation adjustments of a foreign subsidiary were charged or credited to a separate component of shareholders' equity. This subsidiary was sold in 1997 (see Note 2).

      Nature of Business-

     CSS is a diversified company with two groups of businesses - the Consumer
         Products Group and the Direct Mail Business Products Group. The Consumer Products Group is primarily engaged in the manufacture and sale to mass market retailers of seasonal gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. The seasonal nature of most of CSS' business results in low sales and net losses for the first two quarters and high shipments levels and net income for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company. The Consumer Products Group is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995. The Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"), develops and sells business forms, business supplies, in-store retail merchandising products, holiday greeting cards and advertising specialties to small and medium sized businesses in the United States primarily through the direct mailing of catalogs and brochures. Rapidforms was acquired by CSS in January 1985.

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

      Inventories-

     Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                 June 30,         December 31,
                                                   1997               1996
                                              -------------       ------------

          Raw material...................     $ 20,432,000        $17,372,000
          Work-in-process................       30,263,000          8,025,000
          Finished goods.................       83,685,000         32,792,000
                                              ------------        -----------
                                              $134,380,000        $58,189,000
                                              ============        ===========
      Revenue Recognition-

     The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

     Net Loss Per Common Share-

     Primary net loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the second quarter and six months ended June 30, 1997 and 1996 - 10,825,739 and 10,815,245 in 1997 and 11,081,778 and 11,018,821 in 1996. Average
         outstanding shares used in the computation of fully diluted net loss per share were 10,825,739 and 10,815,245 in 1997 and 11,081,778 and
         11,057,682 in 1996.

     Statements of Cash Flows-

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

     See Note 2 for supplemental disclosure of noncash investing activities.


(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

         On January 17, 1997, Paper Magic acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and repaid $10,665,000 of debt. Color-Clings, headquartered in Bloomington, Minnesota, is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $15,698,000 was recorded as goodwill and will be amortized over twenty years.

         On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. ("Standard Forms") subsidiary for $4,083,000, resulting in an immaterial financial gain. Sales and operating income (loss) for Standard Forms were $8,237,000 and $19,000 in 1996, $7,925,000 and $220,000 in 1995 and $6,672,000 and $(203,000) in 1994.

(3)  FUTURE ACCOUNTING CHANGES:

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued. This statement specified the computation, presentation and disclosure requirements for earnings per share
(EPS). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basic and diluted EPS. Prior period results will be restated. The most significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method had no impact on EPS figures for 1997 and 1996.

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

(4)  SUBSEQUENT EVENT:

         On July 21, 1997, the Company amended its senior unsecured revolving credit facility. The amendment increased the aggregate principal amount from $195,000,000 to $300,000,000, while providing lower interest rates and other benefits compared to the original agreement. Proceeds from this facility will be used to fund operating cash needs, for general corporate purposes and to invest in future growth.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

First Six Months of 1997 Compared to First Six Months of 1996

     Consolidated sales for the six months ended June 30, 1997 increased by 6% to $100,566,000 from $94,575,000. The increase in sales was due to a 19% increase in sales of the Consumer Products Group ("CPG") which is primarily attributable to the acquisition of Color-Clings by the Company's Paper Magic subsidiary on January 17, 1997. Excluding the Color-Clings acquisition, CPG sales increased 4% due to growth and the earlier timing of Halloween shipments. The CPG increase was partially offset by a 9% decrease in the sales of the Business Products Group ("BPG"). This decrease is a result of the sale by Rapidforms of its Standard Forms subsidiary on January 8, 1997.

     Cost of sales, as a percentage of sales, was 57% in 1997 and 59% in 1996. The decrease in the cost of sales percentage was due to higher margins on CPG sales as improved inventory management at Cleo, after its November 1995 acquisition, resulted in reduced closeout sales in 1997 and improved absorption of overhead expenses. BPG margins increased due to the absence of lower margin Standard Forms sales. Selling, general and administrative ("SG&A") expenses, as a percentage of sales, increased to 48% from 44% in 1996. SG&A, as a percentage of sales, for the CPG increased to 46% from 40% in 1996 primarily as a result of the incremental SG&A expenses associated with Color-Clings and higher goodwill amortization related to acquisitions made by the Company in 1996 and 1997.

        Interest expense, net decreased from $2,955,000 in 1996 to $2,386,000 as the cash generated from operations in 1996 and the first quarter of 1997 and cash received from the sale of Standard Forms was only partially offset by the cash expended to acquire and fund the seasonal requirements of Color-Clings. Rental and other income increased to $893,000 from $254,000 in 1996. The increase is attributable to the gain on the sale of Standard Forms and other miscellaneous, non-recurring income.

     Income tax benefit, as a percentage of loss before taxes and minority interest, was 38% compared to 41% in 1996. The decrease was attributable to lower projected state taxes and the tax benefit on the sale of Standard Forms. The full year effective tax rate in 1996 was 39%.

     The net loss for the six months ended June 30, 1997 was $4,382,000, or $.41 per share, compared to the net loss of $3,842,000, or $.35 per share in 1996. The increased loss was attributable to the expected seasonal losses of Color-Clings. Excluding the results of Color-Clings, the consolidated year-to-date loss decreased 19%, due primarily to growth and the earlier timing of Halloween shipments.


Second Quarter 1997 Compared to Second Quarter 1996

     Consolidated sales for the second quarter of 1997 increased 19% to $56,322,000 from $47,305,000 in 1996. CPG sales increased 42% primarily due to the acquisition of Color-Clings. Excluding the Color-Clings acquisition, CPG sales increased 19% reflecting growth and the earlier timing of Halloween shipments. BPG sales decreased 10% due primarily to the absence of Standard Forms sales in 1997.

     Cost of sales, as a percentage of sales, was 57% in 1997 compared to 60% in 1996. The decrease is a result of a decrease in CPG cost of sales, as a percentage of sales, from 73% in 1996 to 65% in the current year. The reduction is due to improved inventory management at Cleo, after its November 1995 acquisition, which resulted in reduced closeout sales and improved absorption of overhead expenses. BPG cost of sales, as a percentage of sales, decreased to 44% from 45% in 1996 reflecting the absence of lower margins on Standard Forms sales.

     SG&A expenses, as a percentage of sales, were 44% in the current quarter compared to 42% in 1996. CPG SG&A expenses, as a percentage of sales, rose to 38% from 37% in 1996. This increase reflects the incremental SG&A associated with Color-Clings and higher goodwill amortization related to acquisitions in 1996 and 1997. BPG SG&A expenses, as a percentage of sales, rose to 45% from 42% in 1996 due to higher spending primarily related to increased investment in product development and information systems.

     Interest expense, net of $1,286,000 decreased from $1,456,000 in 1996, reflecting lower borrowing levels. Rental and other income of $298,000 increased over the 1996 level of $18,000 due to non-recurring miscellaneous income.

     Income tax benefit, as a percentage of loss before taxes and minority interest, was 30% in 1997 and 41% in 1996. The difference is due to an adjustment made in the current quarter to adjust the year to date benefit to agree with the projected full year rate of 38%. The full year effective tax rate for 1996 was 39%.

     For the second quarter, the Company incurred a net loss of $1,234,000, or $.11 per share, compared to net loss of $1,757,000, or $.16 per share in 1996. Excluding the acquisition of Color-Clings, the consolidated loss decreased 52% due to growth and the earlier timing of Halloween shipments and higher gross margins.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital of $52,719,000 and shareholders' equity of $173,238,000. The decrease in accounts receivable and the increase in inventories from December 31, 1996 reflected seasonal collections of Christmas accounts receivables and normal seasonal inventory increases in preparation for the 1997 shipping season. The increase in intangibles was a result of the acquisition of Color-Clings by Paper Magic on January 17, 1997. The decrease in other accrued liabilities reflected the payment of income taxes.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Most of the CPG revenues are seasonal with approximately 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As of June 30, 1997, borrowings were made under a $195,000,000 unsecured revolving credit facility. At June 30, 1997 there was $84,160,000 outstanding under this facility. On July 21, 1997 the Company amended its unsecured credit facility, increasing the limit to $300,000,000 while providing lower interest rates and other benefits compared to the original agreement. This facility will be used to fund seasonal borrowings and to provide the Company with a source of capital for general corporate purposes and to invest in future growth.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the Registrant was held on May 6, 1997.

         (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:

                                                SHARES OF VOTING STOCK
                                                ----------------------

                                               FOR                WITHHELD
                                               ---                --------

               James G. Baxter               9,850,461             236,674

               Willard M. Bright             9,849,961             237,174

               James H. Bromley              9,850,461             236,674

               John R. Bunting, Jr.          9,847,361             239,774

               Stephen V. Dubin              9,850,361             236,774

               Jack Farber                   9,850,461             236,674

               Richard G. Gilmore            9,847,461             239,674

               Leonard E. Grossman           9,850,461             236,674

               James E. Ksansnak             9,850,461             236,674

               Michael L. Sanyour            9,850,461             236,674

               William C. Warren             9,849,961             237,174


         (c) The results of the vote of the stockholders on the proposal to adopt and approve the amendment to the CSS Industries, Inc. 1994 Equity Compensation Plan was as follows:

                           For               8,225,577
                           Against           1,254,321
                           Abstain              28,896

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   CSS INDUSTRIES, INC.
                                   (Registrant)




Date:  August 13, 1997             By: /s/James G. Baxter
                                       ----------------------------------------
                                          James G. Baxter
                                          President - Consumer Products Group,
                                          Chief Financial Officer  and
                                          Principal Accounting Officer