Form 10-Q
period 1997-09-30
CSS INDUSTRIES INC
filed 1997-11-13
CIK 20629

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q



For the Quarter Ended                              Commission file number 1-2661
   September 30, 1997
------------------------



                             CSS INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)



           Delaware                                            13-1920657
------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


1845 Walnut Street, Philadelphia, PA                             19103
----------------------------------------                 ----------------------
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

As of September 30, 1997, there were 10,875,072 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                    CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION
------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, December 31, 1996, the results of operations for the three months and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996. The results for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the June 30, 1997 quarterly report on Form 10-Q and with Part II of this document.


                                                                      PAGE NO.
                                                                      --------

Consolidated Statements of Operations - Three Months and Nine Months
ended September 30, 1997 and 1996                                         3

Consolidated Condensed Balance Sheets - September 30, 1997
and December 31, 1996                                                     4

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1997 and 1996                                               5

Notes to Consolidated Financial Statements                                6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9-10


PART II - OTHER INFORMATION
---------------------------

Items 1 through 6 - Not Applicable


SIGNATURE                                                                 11

                    CSS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except
per share amounts)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                            -----------------------       -----------------------
                                                              1997           1996           1997           1996
                                                            --------       --------       --------        -------

SALES                                                       $143,040       $147,527       $243,606       $242,102
                                                            --------       --------       --------        -------

COSTS AND EXPENSES
         Cost of sales                                        92,276         97,975        149,655        153,991
         Selling, general and administrative expenses         29,266         27,930         77,499         69,887
         Interest expense, net                                 2,243          2,366          4,629          5,321
         Rental and other (income) expense, net                 (188)           184         (1,081)           (70)
                                                            --------       --------       --------        -------

                                                             123,597        128,455        230,702        229,129
                                                            --------       --------       --------        -------
INCOME BEFORE INCOME TAXES
         AND MINORITY INTEREST                                19,443         19,072         12,904         12,973

INCOME TAX EXPENSE                                             7,343          7,878          4,874          5,359
                                                            --------       --------       --------        -------

INCOME BEFORE MINORITY INTEREST                               12,100         11,194          8,030          7,614

MINORITY INTEREST IN INCOME OF
         SUBSIDIARIES                                             93             53            405            315
                                                            --------       --------       --------        -------

NET INCOME                                                  $ 12,007       $ 11,141       $  7,625        $ 7,299
                                                            ========       ========       ========        =======


NET INCOME PER COMMON SHARE
         Primary                                            $   1.04       $   1.01       $    .67        $   .66
                                                            ========       ========       ========        =======
         Fully diluted                                      $   1.04       $   1.01       $    .66        $   .66
                                                            ========       ========       ========        =======

WEIGHTED AVERAGE SHARES OUTSTANDING
         Primary                                              11,497         10,990         11,368         10,993
                                                            ========       ========       ========        =======
         Fully diluted                                        11,565         11,019         11,535         11,013
                                                            ========       ========       ========        =======

CASH DIVIDENDS PER SHARE OF
         COMMON STOCK                                       $     -        $     -        $     -        $     -
                                                            ========       ========       ========        =======



               See notes to consolidated financial statements.

                    CSS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)
                                                      September 30, December 31,
                                                          1997          1996
                                                        --------      --------
                                                      (Unaudited)
            ASSETS

CURRENT ASSETS
         Cash and temporary investments                 $    722      $  2,755
         Accounts receivable, net                        120,912       159,008
         Inventories                                     136,510        58,189
         Deferred taxes                                    1,883         1,883
         Other current assets                             11,522         7,269
                                                        --------      --------

            Total current assets                         271,549       229,104
                                                        --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET                        58,662        53,246
                                                        --------      --------

OTHER ASSETS
         Intangible assets                                60,786        49,388
         Other                                            14,843        14,626
                                                        --------      --------

            Total other assets                            75,629        64,014
                                                        --------      --------

            Total assets                                $405,840      $346,364
                                                        ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable                                  $148,140      $ 99,264
         Other current liabilities                        59,303        58,060
                                                        --------      --------

            Total current liabilities                    207,443       157,324
                                                        --------      --------

LONG-TERM OBLIGATIONS                                      7,252         7,436

DEFERRED INCOME TAXES                                        990           990

MINORITY INTEREST                                          4,177         3,862

SHAREHOLDERS' EQUITY                                     185,978       176,752
                                                        --------      --------

            Total liabilities and shareholders' equity  $405,840      $346,364
                                                        ========      ========


               See notes to consolidated financial statements.

                    CSS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(In thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           -----------------------
                                                                                             1997           1996
                                                                                           --------       --------

Cash flows from operating activities:
         Net income                                                                        $  7,625       $  7,299
                                                                                           --------       --------
         Adjustments to reconcile net income to net cash
                  provided by operating activities:
                  Depreciation and amortization                                               8,100          6,339
                  (Gain) loss on sale of assets, net                                           (302)            52
                  Gain on sale of marketable securities                                          -            (146)
                  Deferred tax benefit                                                           -          (9,307)
                  Provision for doubtful accounts                                             1,333          1,269
                  Minority interest in income of subsidiaries                                   405            315
                  Changes in assets and liabilities, net of effects from
                           purchase and disposal of businesses:
                           Decrease in accounts receivable                                   41,626         43,719
                           (Increase) in inventory                                          (71,610)       (41,553)
                           (Increase) in other assets                                        (3,171)        (1,084)
                           (Decrease) increase in accrued expenses                          (11,327)         5,926
                                                                                           --------       --------

                              Total adjustments                                             (34,946)         5,530
                                                                                           --------       --------

                              Net cash (used for) provided by operating activities          (27,321)        12,829
                                                                                           --------       --------

Cash flows from investing activities:
         Purchase of businesses, net of cash received of $976 in 1997                       (17,564)            -
         Purchase of property, plant and equipment                                          (12,734)       (13,162)
         Proceeds from sale of business                                                       4,083             -
         Proceeds on sale of marketable securities                                               -             424
         Proceeds on sale of property, plant and equipment                                    2,395            983
                                                                                           --------       --------

                              Net cash used for investing activities                        (23,820)       (11,755)
                                                                                           --------       --------

Cash flows from financing activities:
         Payments on long-term obligations                                                   (2,074)       (19,610)
         Borrowings on notes payable                                                         49,859         19,593
         Purchase of treasury stock                                                            (644)          (736)
         Redemption of subsidiary stock from minority shareholders                              (91)          (168)
         Proceeds from exercise of stock options                                              2,058            864
                                                                                           --------       --------

                              Net cash provided by (used for) financing activities           49,108            (57)
                                                                                           --------       --------

Effect of exchange rate changes on cash                                                          -             (18)
                                                                                           --------       --------
Net (decrease) increase in cash and temporary investments                                    (2,033)           999

Cash and temporary investments at beginning of period                                         2,755          3,102
                                                                                           --------       --------
Cash and temporary investments at end of period                                            $    722       $  4,101
                                                                                           ========       ========


               See notes to consolidated financial statements.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature. Translation adjustments of a foreign subsidiary were charged or credited to a separate component of shareholders' equity. This subsidiary was sold in January, 1997 (see Note 2).

     Nature of Business -

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

     Inventories -

     Inventories are generally stated at the lower of first-in, first-out
          (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                            September 30,     December 31,
                                                1997              1996
                                            ------------      ------------
           Raw material ................    $ 19,512,000      $17,372,000
           Work-in-process .............      28,801,000        8,025,000
           Finished goods ..............      88,197,000       32,792,000
                                            ------------      -----------
                                            $136,510,000      $58,189,000
                                            ============      ===========

     Revenue Recognition -

     The Company recognizes revenues in accordance with its shipping terms.
          Returns and allowances are reserved for based on the Company's historical experience.

     Net Income Per Common Share -

     Primary net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the second quarter and nine months ended September 30, 1997 and 1996 - 11,497,000 and 11,368,000 in 1997 and 10,990,000 and 10,993,000 in
          1996. Average outstanding shares used in the computation of fully diluted net income per share were 11,565,000 and 11,535,000 in 1997 and 11,019,000 and 11,013,000 in 1996.

     Statements of Cash Flows -

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

     See Note 2 for supplemental disclosure of noncash investing activities.


(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

     On January 17, 1997, Paper Magic acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and repaid $10,665,000 of debt. Color-Clings, headquartered in Bloomington, Minnesota, is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $15,698,000 was recorded as goodwill and is being amortized over twenty years.

     On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. ("Standard Forms") subsidiary for $4,083,000, resulting in an immaterial financial gain. Sales and operating income (loss) for Standard Forms were $8,237,000 and $19,000 in 1996, $7,925,000 and $220,000 in 1995 and $6,672,000 and $(203,000)
in 1994.

(3)  FUTURE ACCOUNTING CHANGES:

     In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued. This statement specified the computation, presentation and disclosure requirements for earnings per share
(EPS). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basic and diluted EPS. Prior period results will be restated. The most significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method did not have a material impact on EPS figures for 1997 and 1996.

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

                    CSS INDUSTRIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

First Nine Months of 1997 Compared to First Nine Months of 1996

     Consolidated sales for the nine months ended September 30, 1997 increased by 1% to $243,606,000 from $242,102,000 in 1996. The increase was comprised of a 4% increase in sales of the Consumer Products Group ("CPG") and a 9% decline in sales of the Direct Mail Business Products Group ("BPG"). The increase in CPG sales includes sales of Color-Clings, Inc., acquired by the Company's Paper Magic subsidiary on January 17, 1997. Absent Color-Clings, CPG experienced a 9% reduction in sales caused by 1) customer requested deferrals of Christmas shipments to the fourth quarter that historically shipped in the third quarter of 1996, 2) later receipt of customer orders, 3) sales erosion in the gift tag category and 4) disruptions in production and distribution at Cleo primarily resulting from start-up problems associated with the implementation of a new, fully integrated business management system. The sales decline of the BPG was primarily caused by the sale of Standard Forms Ltd. ("SFL") on January 8, 1997. Excluding the impact of SFL, BPG sales were flat.

     Cost of sales, as a percentage of sales, was 61% in 1997 and 64% in 1996. The decrease in the cost of sales percentage was attributable to 1) improved efficiencies at Cleo and Berwick, 2) reduced closeout sales of Cleo products in 1997 due to improved inventory management after Cleo's November 1995 acquisition and 3) improved BPG margins due to the absence of lower margin Standard Forms sales. Cleo will incur higher than normal costs and expenses in the fourth quarter to relieve the backlog in manufacturing and distribution noted above.

     Selling, general and administrative ("S,G&A") expenses, as a percentage of sales, increased to 32% from 29% in 1996. S,G&A, as a percentage of sales, for the CPG increased to 25% from 21% in 1996 primarily as a result of incrementally higher S,G&A expenses associated with Color-Clings and the deferral of certain Cleo and Paper Magic sales into the fourth quarter.

     Interest expense, net decreased from $5,321,000 in 1996 to $4,629,000 as the cash generated from operations in 1996 and the first quarter of 1997 and cash received from the sale of Standard Forms was only partially offset by the cash used to acquire and fund the seasonal requirements of Color-Clings. Rental and other income increased to $1,081,000 from $70,000 in 1996. The increase is attributable to the gain on the sale of Standard Forms and other miscellaneous, non-recurring income.

     Income taxes, as a percentage of income before taxes and minority interest was 38% in 1997 and 41% in 1996. The full year effective tax rate in 1996 was 39%. The decrease was attributable to lower projected state taxes and the tax benefit on the sale of Standard Forms.

     Net income for the nine months ended September 30, 1997 was $7,625,000, or $.66 per share, compared to net income of $7,299,000, or $.66 per share in 1996.

Third Quarter 1997 Compared to Third Quarter 1996

     Third quarter 1997 sales decreased 3% to $143,040,000 from $147,527,000 in 1996. The decreased was comprised of a 2% decline in CPG sales and a 9% decline in BPG sales. Excluding the Color-Clings acquisition, sales of the CPG declined 14% due to 1) customer requested deferrals of Christmas shipments to the fourth quarter that historically shipped in the third quarter of 1996, 2) late receipt of customer orders, 3) sales erosion in the gift tag category, and
4) disruptions in production and distribution at Cleo primarily resulting from start-up problems associated with the implementation of a new, fully integrated business management system. Excluding the impact of the sale of Standard Forms, BPG sales were flat with third quarter 1996 sales.

     Cost of sales, as a percentage of sales, decreased to 65% from 66% in 1996. CPG cost of sales, as a percentage of sales, decreased to 68% from 70%, while BPG cost of sales, as a percentage of sales, decreased to 43% in 1997 from 45% in 1996. The decrease in the CPG cost of sales percentage was due to improved efficiencies at Cleo and Berwick and reduced closeout sales of Cleo products in 1997 due to improved inventory management after Cleo's November 1995 acquisition. The improvement in the BPG cost of sales percentage was due to the absence of lower margins on Standard Forms sales in 1997. Cleo will incur higher than normal costs and expenses in the fourth quarter to relieve the backlog in manufacturing and distribution noted above.

     SG&A expenses, as a percentage of sales, were 20% in the third quarter of 1997 compared to 19% in 1996. The increase reflected incrementally higher SG&A expenses associated with Color-Clings and the deferral of certain Cleo and Paper Magic sales into the fourth quarter. BPG S,G&A expenses, as a percentage of sales, rose to 51% from 50% in 1996 due to higher spending primarily related to increased investment in product development and information systems.

     Interest expense, net of $2,243,000 decreased from $2,366,000 in 1996, reflecting slightly lower borrowing levels.

     Income tax, as a percentage of income before taxes and minority interest decreased to 38% from 41% in 1996. The full year effective tax rate for 1996 was 39%. The decrease in 1997 was attributable to lower projected state taxes and the tax benefit on the sale of Standard Forms.

     Net income was $12,007,000, or $1.04 per share in 1997 compared to $11,141,000, or $1.01 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had working capital of $64,106,000 and shareholders' equity of $185,978,000. The decrease in accounts receivable and the increase in inventories from December 31, 1996 reflected seasonal collections of 1996 Christmas accounts receivables and normal seasonal inventory increases in preparation for the 1997 shipping season. The increase in other current assets reflected spending for artwork which will be expensed as product is shipped. The increase in intangibles was a result of the acquisition of Color-Clings by Paper Magic on January 17, 1997.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Most of the CPG revenues are seasonal with approximately 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As of September 30, 1997, borrowings were made under a $300,000,000 unsecured revolving credit facility. At September 30, 1997, there was $148,140,000 outstanding under this facility. This facility will be used to fund seasonal borrowings and to provide the Company with a source of capital for general corporate purposes and to invest in future growth.

                                  SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CSS INDUSTRIES, INC.
                                        (Registrant)



Date:  November 12, 1997                By: /s/ James G. Baxter
                                           ----------------------------------
                                        James G. Baxter
                                        President - Consumer Products Group,
                                        Chief Financial Officer and
                                        Principal Accounting Officer