Form 10-K
period 1997-12-31
CSS INDUSTRIES INC
filed 1998-03-18
CIK 20629

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                     For the year ended December 31, 1997
                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from -------------------  to -------------------
Commission File number 1-2661


                              CSS INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                       13-1920657
     -------------------------------                      ----------------
     (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

        1845 Walnut Street, Philadelphia, PA                   19103
        ------------------------------------                -----------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code:       (215) 569-9900
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class               Name of each exchange on which registered
------------------------------         ---------------------------------- ------
Common Stock, $.10 par value                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                   ---------
                               (Title of class)

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

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                   ---------
                               (Title of class)


                             (Page 1 of Cover Page)

                                                                       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /X/


  The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $212,502,000. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on March 3, 1998 ($34 13/16 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 1998 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.


  At March 3, 1998, there were outstanding 10,985,624 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).


                             (Page 2 of Cover Page)

-------

Part I

Item 1. Business
General

     CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, calendars, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in twelve domestic facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995.


     On December 23, 1997, CSS sold Rapidforms, Inc. and its subsidiaries. As a result of the sale, CSS no longer operates in the Direct Mail Business Products industry.


     The Company has experienced growth through a combination of acquisitions and the expansion of existing operations. The Company's goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating business and by acquiring other businesses with leading market positions.


Paper Magic


     Principal Products Paper Magic designs, manufactures and distributes a broad range of seasonal and decorative products to the consumer primarily through the mass market distribution channel. Paper Magic products include Christmas boxed greeting cards, gift tags, classroom exchange Valentine cards, seasonal decorations for both inside and outside the home, Dudley's(R) brand of Easter egg dyes and related Easter seasonal products, a full line of Halloween merchandise including make-up, costumes, masks, novelties, and the Illusive Concepts'(TM) brand of highly crafted masks and collectibles. In addition, Paper Magic also designs and markets everyday decorative products and teachers aids to the education market through school supply distributors and direct to retail teachers' stores. On January 17, 1997, Paper Magic acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and assumed and repaid $10,665,000 of debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada.


     Paper Magic's products are primarily produced and warehoused in five facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Paper Magic Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. Other products are imported from Asian manufacturers.


     Sales and Marketing Paper Magic products are sold in the United States and Canada by national and regional account sales managers and product specialists and by a network of CSS independent manufacturers' representatives. Products are displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by Paper Magic sales management personnel and the independent manufacturers' representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teacher stores. Paper Magic's revenues are seasonal with approximately 50% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentines day seasons and everyday product sales. Seasonal products are generally designed and sold beginning well over a year before the event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely


                                                                       --------
communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal inventory. Because the products themselves are seasonal, sales terms do not generally require payment until after the holiday in accordance with industry practices. In general, Paper Magic products are not sold under guaranteed or return privilege terms.


     Each of the seasonal product groups is sold in an annual cycle. CSS maintains permanent showrooms in New York City and Memphis, Tennessee where major retail buyers will typically visit for a presentation and review of the new lines.


     Competition Paper Magic competes with several companies. In Christmas boxed cards and gift trims, Paper Magic competes with the Plus Mark(R) line of American Greetings Corporation and the Kristen(R) line of Burgoyne, Inc., among others. Paper Magic's Dudley's(R) brand Easter egg dye products compete with the PAAS(R) brand of Schering-Plough HealthCare Products, among others. Competitors offering Halloween products include Disguise, Inc., Fun World, Inc. and Rubie's. Certain of these competitors are larger and have greater resources than the Company. Historically, Paper Magic has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. Recently, certain of these companies have expanded their promotional offerings to the mass market retail distribution channel.


     Paper Magic believes its products are positioned adequately for continued growth in their primary markets. Since competition is based primarily on price, timely delivery, creative design and increasingly, the ability to serve major retail customers with single, combined product shipments for each holiday event, Paper Magic's product driven focus combined with consistent service levels allows it to compete effectively in its core markets.


Berwick

     Principal Products Berwick designs, manufactures and distributes an array of decorative ribbons, bows and related products to various markets under the following registered trademarks: Berwick(R), Flora Satin(R), Grand Prix(R), Brilliance(R), The Perfect Bow(R), Splendorette(R), Ribbon Magic(R), and Veltex(R). Approximately 88% of its products are manufactured by Berwick using extruded polypropylene resins. These products, together with fabric ribbon and accessories, which are either manufactured or purchased for resale, are sold to a diverse base of customers in the United States and in forty-seven countries around the world.


     Berwick manufactures and warehouses its products in five facilities located in northeast Pennsylvania. The manufacturing process is vertically integrated. Most ribbon and bow products are made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of processes such as slitting, crimping, embossing, printing, laminating and hot-stamping before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Iridescent, holographic and metallic ribbon products are also made from polypropylene produced ribbon that is coated or laminated with a special film to produce an iridescent or metallic sheen.


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


     Sales and Marketing Berwick sells its products to customers primarily through three distribution channels. Seasonal and everyday products are sold to mass merchandise retailers, warehouse clubs, drug store chains, supermarket chains and variety stores. These customers are served by national account sales managers and product specialists and a network of CSS independent manufacturers' representatives. Products are also sold through independent sales representatives to wholesale distributors who serve the floral, craft and retail packaging trades. And, lastly, the company sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk ribbon products. Custom products are sold and marketed by both independent manufacturers' representatives and by Berwick sales managers. Berwick's sales are highly seasonal with approximately 74% shipped for the Christmas selling season.

     Competition Berwick competes primarily with a variety of large and small domestic companies, including the Plus Mark(R) line of American Greetings Corp., Hollywood Ribbon, Inc., CPS Corporation, Equality Specialties, Inc., Delaware Ribbon Manufacturers, Inc., C. M. Offray and Son, Inc. and Variety Accessories. Certain of these competitors are larger and have greater financial resources than the Company.


-------

     Berwick believes that its products are established in its various markets and are positioned for continued growth. Berwick's new product development, product quality, breadth of product line, cost effective manufacturing techniques, extensive sales network and product pricing allow it to compete effectively in its various markets.


Cleo

     Principal Products Cleo designs, manufactures and distributes a broad range of social expression products to mass market retailers, including Christmas and all-occasion gift wrap and gift wrap alternative products, such as gift bags and tissue, as well as calendars, boxed greeting cards and classroom exchange Valentines sold under the Cleo(R) brand name.


     Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished goods are warehoused and shipped from both the production facility and a separate facility in Memphis. Although designed to the specifications of Cleo, gift bags, tissue and calendars, are all purchased from outside vendors. Cleo(R) brand boxed greeting cards and classroom exchange Valentine cards are manufactured and packaged in Paper Magic facilities in central and northeastern Pennsylvania.


     Sales and Marketing Cleo products are sold in the United States (including Puerto Rico), Canada and Mexico by an in-house dedicated sales organization and by a network of CSS independent manufacturers' representatives. Customers represent various classes of trade, including mass merchandise retailers, drug and food chains and warehouse clubs. In addition to the above markets, through sales and licensing agreements, Cleo also sells products to customers in Hong Kong/China and Australia.


     Sales efforts are conducted through a combination of travel to retailers' offices, use of regional showrooms maintained by manufacturers' representatives, and an annual trade show in New York, where customers visit the Company's permanent showroom. Furthermore, because Cleo enjoys a strong working relationship with its key customers, many of them travel to Memphis annually to conduct their business on-site in CSS showrooms.


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


     Due to the ever increasing competitive retail environment, Cleo plays a crucial role in helping the retailer to develop programs to meet product performance objectives while appealing to consumers' tastes. These objectives are met through the development and manufacture of custom configured and designed products. Cleo's years of experience in program development and product quality are key competitive advantages in helping the retailers meet their objectives.


     Competition In its core product line of Christmas gift wrap, Cleo competes primarily with Plus Mark(R), a division of American Greetings Corporation, and CPS Corporation. Historically, Cleo has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. Recently, certain of these companies have expanded their promotional offerings to the mass market retail outlets in which Cleo sells its products.


Employees

     At March 3, 1998, approximately 770 persons were employed by Paper Magic, 580 persons were employed by Berwick, 680 persons were employed by Cleo (with personnel increasing to approximately 1,700; 1,100 and 1,100, respectively, as seasonal employees are added), and 24 persons were employed at the Company's headquarters.


     With the exception of the bargaining unit at Cleo, which included 395 employees as of March 3, 1998, the employees at Paper Magic, Berwick and Rapidforms are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of Paper Magic, Berwick and Cleo production employees fluctuate during the year.


     The Company believes that relationships with all of its employees are good.


Item 2. Properties

     Paper Magic operates out of 810,000 square feet of owned warehouse space in five buildings in northeast Pennsylvania. Paper Magic also leases 63,000 square feet of space for creative design activities and general administrative purposes in Scranton, Pennsylvania, Concord, California, New York, New York and Bloomington and Minneapolis, Minnesota.


                                                                       --------

Berwick owns four buildings in northeast Pennsylvania which represent 623,000 square feet of production, warehouse and office space and leases 425,000 square feet of additional warehouse space in two buildings located in northeast Pennsylvania. Cleo operates principally in two facilities in Memphis, Tennessee. The manufacturing operations, raw materials and finished goods warehouse and offices are in a 1,003,000 square foot leased facility while additional finished goods warehousing and distribution are in a 1,135,000 square foot owned facility, of which Cleo occupies 366,000 square feet and leases the remaining space to another user.

     The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

     The Company is also the lessee of approximately 130,229 square feet of office and retail space (which was related to former operations) which have been subleased by the Company, as sublessor, to various sublessees.


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

     Not applicable. 5

-------

Part II
Item 5. Market for Common Equity and Related Stockholder Matters
(a)  Principal Market for Common Stock

     The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the calendar quarters during 1997 and 1996.





                               High           Low
                            ----------   ------------
1997
----
 First Quarter ..........   $30 1/8      $25 1/4
 Second Quarter .........    34 3/4       29 1/2
 Third Quarter ..........    39 1/4       30 7/16
 Fourth Quarter .........    37 1/2       30 11/16

1996
----
 First Quarter ..........   $22 1/4      $20 1/2
 Second Quarter .........    25 3/4       22 1/8
 Third Quarter ..........    23 1/2       22 1/4
 Fourth Quarter .........    26 1/4       23


(b) Holders of Common Stock

     At March 3, 1998, there were approximately 2,100 holders of the Company's Common Stock.

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

     At March 3, 1998, there were no shares of preferred stock outstanding.

                                                                       --------

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)



                                                                       Years Ended December 31,
                                                -----------------------------------------------------------------------
                                                     1997          1996(a)        1995(a)       1994(b)       1993(b)
                                                -------------   -------------   -----------   -----------   -----------
Statement of Operations Data:
 Sales ......................................     $ 357,720       $ 323,051      $202,294      $153,440      $147,603
 Income from continuing operations before
   income taxes .............................        30,442          27,499        16,733        14,514        15,477
 Income from continuing operations ..........        18,871          17,110        10,084         8,817         9,246
 Income from discontinued operations, net of
   income taxes .............................         6,348           5,234         5,691         5,324         7,748
 Gain on sale of discontinued operations, net
   of income taxes ..........................        17,871              --            --         9,661            --
 Net income .................................        43,090          22,344        15,775        23,802        16,994
 Income from continuing operations per
   common share --
   Basic ....................................          1.74            1.59           .94           .77           .79
   Diluted ..................................          1.67            1.55           .93           .76           .78
Balance Sheet Data:
 Working capital ............................       129,245          71,780        66,395        72,075        85,288
 Total assets ...............................       342,362         330,122       356,388       180,744       185,018
 Short-term debt ............................        52,524          99,027       129,618           678           708
 Long-term debt .............................         2,580           3,762        16,915         5,656         6,232
 Shareholders' equity .......................     $ 221,649       $ 176,752      $153,856      $142,980      $133,952


(a) Restated to reflect the historical results of Rapidforms as a discontinued operation.

(b) Restated to reflect the historical results of Rapidforms and Ellisco as discontinued operations.


-------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Acquisitions and Divestitures

     On December 23, 1997, the Company sold its Direct Mail Business Products Group, composed of Rapidforms and its subsidiaries, for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $81,654,000, $89,028,000 and $86,138,000 in 1997, 1996 and 1995, respectively.

     On January 17, 1997, the Company acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and assumed and repaid $10,665,000 of outstanding debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. Subsequent to the acquisition, a substantial portion of the operations of Color-Clings was merged into existing operations of the Company.

     On October 29, 1996, the Company acquired the assets and business of Ribbon Magic, Inc. ("Ribbon Magic"). In consideration for the purchase of this business, CSS assumed and paid off $1,581,000 of outstanding debt. Ribbon Magic manufactured and distributed a line of upscale ribbon and bow products to mass market retailers in the United States and Canada. Subsequent to the acquisition, the operations of Ribbon Magic were merged into existing operations of the Company.


Seasonality

     The seasonal nature of CSS' business results in low sales and operating losses for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

     Because of the seasonality and the general industry practice of deferred payment terms, a material portion of the Company's trade receivables are collected in December and January, thus enabling the Company to repay the short-term debt borrowed to fund the inventory and accounts receivable build-up during the year.


Results of Operations

     Consolidated sales from continuing operations for 1997 increased by 11% to $357,720,000 from $323,051,000. The increase was primarily attributable to incremental sales provided by the January 17, 1997 acquisition of Color-Clings. Excluding Color-Clings, sales increased 1% as increased Halloween, Valentine and ribbon and bow sales were substantially offset by a decrease in sales of Christmas paper products. The 60% increase in sales in 1996 primarily reflected incremental sales of Cleo, acquired in November 1995.

     As a percentage of sales, cost of sales was 71% in 1997, 72% in 1996 and 71% in 1995. Cost of sales as a percentage of sales decreased to 71% in 1997 from 72% in 1996 due primarily to increased efficiencies at Berwick, reduced reserve requirements and lower sales of Cleo close-out merchandise, and reduced workers compensation expense due to better loss experience in recent years. These improvements were offset, in part, by lower selling prices of certain Christmas products and increased labor and overhead costs at Cleo caused by operational problems associated with the implementation of a new, fully integrated business management system. The increase in cost of sales as a percentage of sales in 1996 reflected competitive pricing pressures, the acquisition of lower margin businesses in 1995, the increasing importance of direct import sales and higher paper and resin costs.

     Selling, general and administrative expenses, as a percentage of sales, was 19% in 1997, 18% in 1996 and 20% in 1995. The increase in 1997 was primarily due to incrementally higher selling, general and administrative expenses of Color-Clings, incremental costs associated with the implementation of a new, fully integrated business management system


                                                                       --------
at Cleo, higher sales commissions and higher salaries. The decrease in 1996 compared to 1995 was due to incrementally lower selling, general and administrative costs of Cleo.

     Interest expense, net was $7,178,000 in 1997, $8,035,000 in 1996 and
$3,352,000 in 1995. The decrease in 1997 was primarily due to lower average borrowings during the year as operating cash generated from the 1996 selling season more than offset incremental cash expended for the acquisition of Color-Clings. The increase in 1996 was primarily due to increased borrowings to fund acquisitions in 1994 and 1995 and to finance additional working capital requirements.

     Rental and other income, net was $2,143,000 in 1997, $1,158,000 in 1996 and $1,970,000 in 1995. The increase in 1997 was primarily due to the sale of a sublease interest and incremental rental income at Cleo. The decrease in 1996 resulted from the absence of sublease income related to a leasehold interest which expired in late 1995 and lower gains from sales of marketable securities.


     Income before income taxes was $30,442,000, or 9% of sales in 1997, $27,499,000, or 9% of sales in 1996 and $16,733,000, or 8% of sales in 1995.

     Income taxes as a percentage of income before income taxes was 38% in 1997 and 1996 and 40% in 1995. The decrease in 1997 and 1996 was primarily attributable to lower state tax expense.

     Income from continuing operations increased 10% in 1997 to $18,871,000, and increased 70% in 1996 to $17,110,000. Income from continuing operations per diluted share rose 8% in 1997 to $1.67 per share and increased 67% in 1996 to $1.55 per share. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share from continuing operations for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share from continuing operations data was not material.

     Net income to common shareholders of $43,090,000 in 1997 reflected earnings from discontinued operations of $6,348,000 and a $17,871,000 gain on the sale of Rapidforms, net of income taxes.


Inflation

     The Company attempts to alleviate inflationary material and labor pressures by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity, and improving design and manufacturing techniques. The net effect of inflation, as a percentage of sales, in 1997 was not material.


Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $129,245,000 and shareholders' equity of $221,649,000. The increase in accounts receivable, net of reserves, from $149,719,000 in 1996 to $165,761,000 in 1997 reflected increased sales of Color-Clings and later collections of Christmas receivables compared to 1996. Inventories, net of reserves, increased from $49,139,000 to $66,270,000 due primarily to the acquisition of Color-Clings, higher finished goods inventory carryover, and higher raw paper inventories. Property increased from $37,991,000 in 1996 to $44,868,000 in 1997 due to incremental investments in information systems and manufacturing equipment. The decrease in current liabilities reflected the paydown of debt from the proceeds of the sale of Rapidforms.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 75 percent of sales being Christmas and Halloween related. As payment for sales of Christmas and Halloween related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with fourteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At December 31, 1997, there was $51,570,000 outstanding under this facility. For information concerning the revolving credit facility, see Note 6 of Notes to Consolidated Financial Statements.

     On February 19, 1998, the Company announced that its Board of Directors authorized the buy back of up to 1,000,000 shares of Common Stock at prices and pursuant to other terms and conditions that the Company's officers deem appropriate.


-------

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.


Information Systems

     The Company has initiated a series of information systems improvements in the past two years, including the implementation of fully integrated business management information systems at Cleo and the conversion of certain other computer systems for compliance with the Year 2000. Costs incurred to modify existing systems to process transactions regarding the Year 2000 have been and will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.


                                                                       --------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

-------

CSS Industries, Inc.
and Subsidiaries
Item 8. Financial Statements


                                     INDEX




                                                                                               Page
                                                                                             --------
Report of Independent Public Accountants .................................................   31
Consolidated Balance Sheets -- December 31, 1997 and 1996 ................................   32 - 33
Consolidated Statements of Operations -- for the years ended December 31, 1997,
 1996 and 1995 ...........................................................................   34
Consolidated Statements of Cash Flows -- for the years ended December 31, 1997,
 1996 and 1995 ...........................................................................   35
Consolidated Statements of Shareholders' Equity -- for the years ended December 31, 1997,
  1996 and 1995 ..........................................................................   36 - 37
Notes to Consolidated Financial Statements ...............................................   38 - 46


                                                                       --------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

-------

                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of CSS Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                             ARTHUR ANDERSEN LLP


Philadelphia, PA
 February 19, 1998

                                                                       --------

CSS Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)



                                                                      December 31,
                                                               --------------------------
                                                                   1997           1996
                           ASSETS                              ------------   -----------
                                                                               (Restated)
CURRENT ASSETS
 Cash and temporary investments ............................    $   1,365      $   2,690
 Accounts receivable, net of allowance for doubtful accounts
   of $2,292 and $2,941 ....................................      165,761        149,719
 Inventories ...............................................       66,270         49,139
 Deferred income taxes .....................................          726            727
 Other current assets ......................................        9,909          5,233
 Net current assets of discontinued operations .............           --         11,056
                                                                ---------      ---------
   Total current assets ....................................      244,031        218,564
                                                                ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
 Land ......................................................          472            863
 Buildings, leasehold interests and improvements ...........       24,454         24,358
 Machinery, equipment and other ............................       55,006         43,026
                                                                ---------      ---------
                                                                   79,932         68,247

 Less -- Accumulated depreciation and amortization .........      (35,064)       (30,256)
                                                                ---------      ---------
   Net property, plant and equipment .......................       44,868         37,991
                                                                ---------      ---------

OTHER ASSETS
Intangible assets, net of accumulated amortization of $6,069
 and $4,768 ................................................       38,648         24,244
Deferred income taxes ......................................          330          1,876
Net long-term assets of discontinued operations ............           --         32,904
Other ......................................................       14,485         14,543
                                                                ---------      ---------
   Total other assets ......................................       53,463         73,567
                                                                ---------      ---------
                                                                $ 342,362      $ 330,122
                                                                =========      =========



-------

                                                                                    December 31,
                                                                             --------------------------
                                                                                 1997           1996
                   LIABILITIES AND SHAREHOLDERS' EQUITY                      ------------   -----------
                                                                                             (Restated)
CURRENT LIABILITIES
 Notes payable ...........................................................    $  51,570      $  98,375
 Current portion of long-term debt .......................................          954            652
 Accounts payable ........................................................       14,679         11,155
 Accrued payroll and other compensation ..................................        6,447          9,068
 Accrued income taxes ....................................................       20,752          5,905
 Accrued expenses ........................................................       20,384         21,629
                                                                              ---------      ---------
   Total current liabilities .............................................      114,786        146,784
                                                                              ---------      ---------
LONG-TERM DEBT, NET OF CURRENT PORTION ...................................        2,580          3,762
                                                                              ---------      ---------
OTHER LONG-TERM OBLIGATIONS ..............................................        3,347          2,824
                                                                              ---------      ---------
COMMITMENTS AND CONTINGENCIES ............................................           --             --
SHAREHOLDERS' EQUITY
 Preferred stock, Class 2, $.01 par, authorized 1,000,000 shares .........           --             --
 Common stock, $.10 par, authorized 20,000,000 shares, issued
   12,366,566 shares and 12,293,090 shares ...............................        1,237          1,229
 Additional paid-in capital ..............................................       28,248         28,675
 Retained earning ........................................................      214,748        171,658
 Cumulative foreign currency translation adjustment ......................           --           (188)
 Common stock in treasury 1,429,977 and 1,523,780 shares, at cost ........      (22,584)       (24,622)
                                                                              ---------      ---------
   Total shareholders' equity ............................................      221,649        176,752
                                                                              ---------      ---------
                                                                              $ 342,362      $ 330,122
                                                                              =========      =========

                                                                       --------

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)


                                                                             Years Ended December 31,
                                                                     ----------------------------------------
                                                                         1997          1996           1995
                                                                     -----------   ------------   -----------
                                                                                    (Restated)     (Restated)
SALES ............................................................    $357,720       $323,051      $202,294
                                                                      --------       --------      --------
COSTS AND EXPENSES
 Cost of sales ...................................................     252,687        230,997       143,049
 Selling, general and administrative expenses ....................      69,556         57,678        41,130
 Interest expense, net of interest income of $152, $147 and $315         7,178          8,035         3,352
 Rental and other income, net ....................................      (2,143)        (1,158)       (1,970)
                                                                      --------       --------      --------
                                                                       327,278        295,552       185,561
                                                                      --------       --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES ....................................................      30,442         27,499        16,733
INCOME TAXES .....................................................      11,571         10,389         6,649
                                                                      --------       --------      --------
INCOME FROM CONTINUING OPERATIONS ................................      18,871         17,110        10,084
DISCONTINUED OPERATIONS
 Income from discontinued operations, net of income taxes of
   $4,673, $4,000 and $4,347 .....................................       6,348          5,234         5,691
 Gain on sale of discontinued operations, net of income taxes of
   $13,635 in 1997 ...............................................      17,871             --            --
                                                                      --------       --------      --------
NET INCOME .......................................................    $ 43,090       $ 22,344      $ 15,775
                                                                      ========       ========      ========
NET INCOME PER COMMON SHARE
 Basic
   Continuing operations .........................................    $   1.74       $   1.59      $    .94
   Discontinued operations .......................................         .59            .49           .53
   Gain on sale of discontinued operations .......................        1.64             --            --
                                                                      --------       --------      --------
                                                                      $   3.97       $   2.08      $   1.47
                                                                      ========       ========      ========
 Diluted
   Continuing operations .........................................        1.67       $   1.55      $    .93
   Discontinued operations .......................................         .56            .48           .52
   Gain on sale of discontinued operations .......................        1.58             --            --
                                                                      --------       --------      --------
                                                                      $   3.81       $   2.03      $   1.45
                                                                      ========       ========      ========

                See notes to consolidated financial statements.

-------

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)



                                                                                        Years Ended December 31,
                                                                              --------------------------------------------
                                                                                  1997            1996            1995
                                                                              ------------   -------------   -------------
                                                                                               (Restated)      (Restated)
Cash flows from operating activities:
 Net income ...............................................................    $  43,090       $  22,344      $   15,775
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ..........................................        7,665           4,883           4,965
   Provision for doubtful accounts ........................................          903           1,821           1,346
   Deferred tax provision (benefit) .......................................        3,248          (1,215)         (2,106)
   Loss (gain) on sale of assets ..........................................           95            (114)            (33)
   (Gain) on sale of marketable securities ................................           --            (251)         (1,061)
   (Gain) on sale of discontinued operations ..............................      (17,871)             --              --
   Changes in assets and liabilities of discontinued operations ...........       (9,689)         (1,562)         (5,834)
   Changes in assets and liabilities, net of effects from purchases and disposal of businesses:
    (Increase) decrease in accounts receivable ............................      (14,902)         14,070          21,394
    (Increase) decrease in inventories ....................................       (9,388)         19,969           7,625
    (Increase) decrease in other assets ...................................       (3,464)            271         (13,162)
    (Decrease) increase in accounts payable ...............................       (6,045)            804           4,404
    (Decrease) increase in accrued taxes ..................................         (274)          1,918           3,253
    (Decrease) in accrued expenses ........................................       (6,007)         (6,806)        (15,159)
                                                                               ---------       ---------      ----------
     Total adjustments ....................................................      (55,729)         33,788           5,632
                                                                               ---------       ---------      ----------
     Net cash (used for) provided by operating activities .................      (12,639)         56,132          21,407
                                                                               ---------       ---------      ----------
Cash flows from investing activities:
 Purchases of marketable securities .......................................           --              --          (2,080)
 Proceeds on sale of marketable securities ................................           --             724           2,668
 Purchases of businesses, net of cash received of $976, $50, and $63.......      (17,564)         (1,581)       (142,240)
 Purchase of property, plant and equipment ................................      (13,682)        (13,449)         (4,968)
 Proceeds from sale of businesses .........................................       88,718              --              --
 Proceeds from sale of assets .............................................        2,422           1,732             284
                                                                               ---------       ---------      ----------
     Net cash provided by (used for) investing activities .................       59,894         (12,574)       (146,336)
                                                                               ---------       ---------      ----------
Cash flows from financing activities:
 Payments on long-term obligations ........................................       (2,832)        (15,390)         (2,253)
 (Repayments) borrowings on notes payable .................................      (46,805)        (29,149)        127,524
 Purchase of treasury stock ...............................................         (644)           (994)         (6,133)
 Proceeds from exercise of stock options ..................................        1,701           1,473             899
                                                                               ---------       ---------      ----------
     Net cash (used for) provided by financing activities .................      (48,580)        (44,060)        120,037
                                                                               ---------       ---------      ----------
Effect of exchange rate changes on cash ...................................           --             274               8
                                                                               ---------       ---------      ----------
Net decrease in cash and temporary investments ............................       (1,325)           (228)         (4,884)
Cash and temporary investments at beginning of year .......................        2,690           2,918           7,802
                                                                               ---------       ---------      ----------
Cash and temporary investments at end of year .............................    $   1,365       $   2,690      $    2,918
                                                                               =========       =========      ==========

                See notes to consolidated financial statements.

                                                                       --------

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of
Shareholders' Equity
(In thousands, except share amounts)


                                                        Preferred Stock          Common Stock          Additional
                                                      -------------------   -----------------------     Paid-in
                                                       Shares     Amount       Shares       Amount      Capital
                                                      --------   --------   ------------   --------   -----------
BALANCE, JANUARY 1, 1995 ..........................       --     $  --       12,096,648     $1,210     $ 26,197
 Issuance of common stock upon exercise of
   stock options ..................................       --        --           97,200          9          890
 Increase in treasury shares ......................       --        --               --         --           --
 Unrealized gain on marketable securities .........       --        --               --         --           --
 Foreign currency translation adjustment ..........       --        --               --         --           --
 Net income .......................................       --        --               --         --           --
                                                        ----     -----       ----------     ------     --------

BALANCE, DECEMBER 31, 1995 ........................       --        --       12,193,848      1,219       27,087
 Issuance of common stock upon exercise of
   stock options ..................................       --        --           99,242         10        1,588
 Increase in treasury shares ......................       --        --               --         --           --
 Unrealized gain on marketable securities .........       --        --               --         --           --
 Foreign currency translation adjustment ..........       --        --               --         --           --
 Net income .......................................       --        --               --         --           --
                                                        ----     -----       ----------     ------     --------

BALANCE, DECEMBER 31, 1996 ........................       --        --       12,293,090      1,229       28,675
 Issuance of common stock upon exercise of
   stock options ..................................       --        --           73,476          8          573
 Increase in treasury shares ......................       --        --               --         --           --
 Redemption of outstanding options ................       --        --               --         --       (1,000)
 Foreign currency translation adjustment ..........       --        --               --         --           --
 Net income .......................................       --        --               --         --           --
                                                        ----     -----       ----------     ------     --------

BALANCE, DECEMBER 31, 1997 ........................       --     $  --       12,366,566     $1,237     $ 28,248
                                                        ====     =====       ==========     ======     ========



-------

                              Cumulative             Common Stock
              Unrealized       Foreign                in Treasury
                Gain on        Currency     -------------------------------
 Retained     Marketable     Translation
 Earnings     Securities      Adjustment         Shares           Amount         Total
----------   ------------   -------------   ---------------   -------------   -----------
 $133,539       $   --         $ (471)         (1,101,875)      $ (17,495)     $142,980
       --           --             --                                               899
       --           --             --            (377,957)         (6,133)       (6,133)
       --          327             --                  --              --           327
       --           --              8                  --              --             8
   15,775           --             --                  --              --        15,775
 --------       ------         ------          ----------       ---------      --------
  149,314          327           (463)         (1,479,832)        (23,628)      153,856
       --           --             --                  --              --         1,598
       --           --             --             (43,948)           (994)         (994)
       --         (327)            --                  --              --          (327)
       --           --            275                  --              --           275
   22,344           --             --                  --              --        22,344
 --------       ------         ------          ----------       ---------      --------
  171,658           --           (188)         (1,523,780)        (24,622)      176,752
       --           --             --             118,642           2,682         3,263
       --           --             --             (24,839)           (644)         (644)
       --           --             --                  --              --        (1,000)
       --           --            188                  --              --           188
   43,090           --             --                  --              --        43,090
 --------       ------         ------          ----------       ---------      --------
 $214,748       $   --         $   --          (1,429,977)      $ (22,584)     $221,649
 ========       ======         ======          ==========       =========      ========

                                                                       --------

CSS Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997

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

     Restatement of Prior Years Financial Statements

     On December 23, 1997, the Company sold its Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"). The gain on the sale and the operating results of Rapidforms prior to the sale have been accounted for as discontinued operations and, accordingly, have been segregated on the statement of operations. The prior year financial statements and footnotes have also been restated to conform to the current year presentation.

     Certain other prior-period amounts have been reclassified to conform with current-year classification.

     Nature of Business

     CSS is a consumer products company primarily engaged in the manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, calendars, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. Due to the seasonality of the Company's business, the majority of sales occur in the third and fourth quarters and a material portion of the Company's trade receivables are due in December and January of each year. CSS is comprised of The Paper Magic Group, Inc., ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries, Inc. ("Berwick"), acquired in May 1993, and Cleo Inc. ("Cleo"), acquired in November 1995.

     As a result of the sale of Rapidforms on December 23, 1997, CSS no longer operates in the Direct Mail Business Products industry.

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


-------

     Inventories

     Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,651,000 and $1,917,000 at December 31, 1997 and 1996, respectively. Inventories consisted of the following:


                                      1997         1996
(in thousands)                     ----------   ----------
      Raw material .............    $23,840      $16,371
      Work-in-process ..........      9,789        7,970
      Finished goods ...........     32,641       24,798
                                    -------      -------
                                    $66,270      $49,139
                                    =======      =======

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided generally on the straight-line method and are based on estimated useful lives or terms of leases as follows:

    Buildings, leasehold interests and improvements .........   Lease term to 40 years
    Machinery, equipment and other ..........................   3 to 11 years


     When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.


     Intangible Assets

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of goodwill may not be recoverable. Intangible assets, including goodwill, are amortized over periods not to exceed 40 years.

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

     Revenue Recognition

     The Company recognizes revenues in accordance with its shipping terms. Returns and allowances are reserved for based on specific need or historical experience.

     Net Income Per Common Share

     Basic net income per common share is based on the weighted average number of common shares outstanding during the period -- 10,850,000 in 1997, 10,731,000 in 1996, and 10,782,000 in 1995. Average outstanding shares used in the computation of diluted net income per share include the impact of dilutive stock options and were 11,292,000 in 1997, 11,007,000 in 1996 and 10,891,000 in
1995.

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share from continuing operations for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share from continuing operations data was not material.

     Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.


                                                                       --------

                Supplemental Schedule of Cash Flow Information

        (In thousands)

                                                              1997         1996         1995
                                                           ----------   ----------   ----------
      Cash paid during the year for: Interest ..........    $ 7,009      $ 8,595      $  2,286
                                                            =======      =======      ========
        Income taxes ...................................    $12,538      $13,076      $  7,355
                                                            =======      =======      ========

      Details of acquisitions:
        Fair value of assets acquired ..................    $35,988      $ 2,430      $191,575
        Liabilities assumed ............................     17,448          799        49,272
                                                            -------      -------      --------

        Cash paid ......................................     18,540        1,631       142,303
        Less cash acquired. ............................        976           50            63
                                                            -------      -------      --------
      Net cash paid for acquisitions ...................    $17,564      $ 1,581      $142,240
                                                            =======      =======      ========


See Note 2 for supplemental disclosure of non-cash investing activities.


(2) BUSINESS ACQUISITIONS AND DIVESTITURES:

     On December 23, 1997, the Company sold Rapidforms and its subsidiaries for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997 Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $81,654,000, $89,028,000 and $86,138,000, in 1997, 1996 and 1995, respectively.

     On January 17, 1997, the Company acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and assumed and repaid $10,665,000 of outstanding debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $15,698,000 was recorded as goodwill and is being amortized over twenty years. Subsequent to the acquisition, a substantial portion of the operations of Color-Clings were merged into existing operations of the Company.

     On October 29, 1996, the Company acquired the assets and business of Ribbon Magic, Inc. ("Ribbon Magic"). In consideration for the purchase of this business, CSS assumed and paid off $1,581,000 of outstanding debt. Ribbon Magic manufactured and distributed a line of upscale ribbon and bow products to mass market retailers in the United States and Canada. Subsequent to the acquisition, the operations of Ribbon Magic were merged into existing operations of the Company.

     CSS acquired all of the outstanding stock of Cleo, effective November 15, 1995, for approximately $135,000,000. The purchase price included $12,000,000 held in escrow for certain post closing adjustments and indemnification obligations. The Company and the seller have disagreed on the disbursement of the escrow and have engaged an independent public accounting firm to resolve the disputed items. The $12,000,000 has been recorded by the Company as a receivable in Other Assets. Cleo designs, manufactures and distributes a wide range of promotional gift wrap and gift wrap accessories to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of historical book value over the purchase price was recorded as a $28,528,000 reduction to property, plant and equipment, an accrual for restructuring expenses of $10,034,000, and a credit to goodwill of $7,243,000. Negative goodwill is included in intangible assets in the accompanying balance sheet and is being amortized over ten years.


-------

     The unaudited consolidated results of operations of the Company and Cleo on a pro forma basis as though the transaction had been consummated at the beginning of 1995 were as follows:

                                                                    1995
               (in thousands, except per share values)          -----------
           Sales ............................................    $342,988
           Income from continuing operations ................         (57)
           Income from continuing operations per common share
            Basic ...........................................    $   (.01)
            Diluted .........................................    $   (.01)


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


     On June 6, 1995, the Company acquired substantially all of the assets and the business of Topstone Industries, Inc. ("Topstone") and Illusive Concepts, Inc. ("Illusive Concepts"). Topstone designs, markets and distributes Halloween masks, wigs, costumes, accessories and novelties sold to mass merchandisers, drug chains and party stores. Illusive Concepts designs and markets highly crafted latex masks, accessories and decorative displays sold primarily to party and gift shops and limited edition collectibles sold through various channels. In consideration for the purchase of these businesses, the Company assumed and paid off $8,740,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $3,598,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over forty years. Subsequent to the acquisition, a substantial portion of the operations of these acquisitions were merged into existing operations of the Company.


(3) STOCK OPTION PLANS:

     Under the terms of the CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 1997, options to acquire 244,000 shares were available under the 1995 Plan.


     Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. At December 31, 1997, options to acquire 898,000 shares were available for grant under the 1994 Plan.


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced in 1997 and 1996 as follows:

                                                                                  1997           1996           1995
                  (in thousands, except per share values)                     ------------   ------------   ------------
Income from continuing operations -- as reported ..........................     $ 18,871       $ 17,110       $ 10,084
Income from continuing operations -- pro forma ............................       16,803         16,132          9,760
Basic income per share from continuing operations -- as reported ..........     $   1.74       $   1.59       $    .94
Basic income per share from continuing operations -- pro forma ............     $   1.55       $   1.50       $    .91
Diluted income per share from continuing operations -- as reported ........     $   1.67       $   1.55       $    .93
Diluted income per share from continuing operations -- pro forma ..........     $   1.49       $   1.48       $    .90

                                                                       --------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:




                                                       1997          1996         1995
                                                   -----------   -----------   ----------
      Expected dividend yield ..................          0%            0%            0%
      Expected stock price volatility ..........         30%           22%           23%
      Risk-free interest rate ..................       5.84%         5.50%         5.66%
      Expected life of option ..................   4.8 years     4.5 years     4.5 years


     Transactions from January 1, 1995 through December 31, 1997, under the above plans were as follows:

                                                                                               Weighted       Weighted
                                                         Number           Option Price          Average     Average Life
                                                       of Shares            per Share            Price       Remaining
                                                     -------------   ----------------------   ----------   -------------
Options outstanding at January 1, 1995 ...........       822,500     $9.25  --  $20.00         $  15.24     3.41 years
   Granted .......................................       255,000     15.38  --  22.25             17.42
   Exercised .....................................       (97,200)    9.25                          9.25
   Canceled ......................................       (75,300)    9.25  --  16.25              15.48
                                                         -------     --------------------      --------

Options outstanding at December 31, 1995 .........       905,000     13.88  -- 22.25              16.47     3.18 years
   Granted .......................................       478,500     20.63  -- 25.63              21.04
   Exercised .....................................       (99,242)    13.88  -- 16.00              14.84
   Canceled ......................................       (60,000)    15.81  -- 20.63              17.70
                                                         -------     --------------------      --------

Options outstanding at December 31, 1996 .........     1,224,258     14.38  -- 25.63              18.26     2.95 years
   Granted .......................................       549,500     25.88  -- 33.13              26.49
   Exercised .....................................      (216,403)    14.38  -- 25.63              16.31
   Canceled ......................................      (121,257)    15.06  -- 31.75              24.15
                                                       ---------     --------------------      --------

Options outstanding at December 31, 1997 .........     1,436,098     $15.38  -- $33.13         $  21.31      2.8 years
                                                       =========     ====================      ========    =============
Options exercisable at December 31, 1997 .........       453,222     $15.38  -- $24.13         $  17.75
                                                       =========     ====================      ========

     In 1997 the Company redeemed outstanding stock options granted to the former owner of a subsidiary. The amount paid of $1,000,000 was charged directly to additional paid in capital.


(4) PROFIT SHARING PLANS:

     The Company maintains profit sharing plans covering substantially all of their employees as of December 31, 1997. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated profit sharing expense for the years ended December 31, 1997, 1996 and 1995 was $2,407,000, $2,164,000 and $1,327,000,
respectively.


-------

(5) FEDERAL INCOME TAXES:
     The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

                               1997        1996          1995
(in thousands)              ---------   ----------   -----------
Current:
  Federal ...............    $ 6,971     $ 10,297     $  7,803
  State . ...............        530          717          684
  Foreign ...............        822          590          268
                             -------     --------     --------
                               8,323       11,604        8,755
                             -------     --------     --------
Deferred:
  Federal ...............      3,042       (1,646)      (2,419)
  State .................        206          431          313
  Foreign ...............         --           --           --
                             -------     --------     --------
                               3,248       (1,215)      (2,106)
                             -------     --------     --------
                             $11,571     $ 10,389     $  6,649
                             =======     ========     ========

     The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

                                                             1997         1996         1995
                                                          ----------   ----------   ----------
      U.S. federal statutory rate .......................   35.0%        35.0%        35.0%
      State income taxes, less federal benefit ..........    1.6          2.7          3.9
      Non-deductible goodwill ...........................    1.1          1.0          1.6
      Other .............................................     .3         ( .9)        ( .8)
                                                            ----        -----        -----
                                                            38.0 %       37.8%        39.7%
                                                            ====        =====        =====

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred income tax assets as of December 31, 1997 and 1996:

                                                                   1997        1996
                        (in thousands)                          ---------   ---------
      Deferred income tax assets:
        Inventory ...........................................    $ 2,326     $ 2,129
        Property, plant and equipment .......................      3,033       3,963
        Accrued expenses ....................................      2,655       2,028
        Other ...............................................      2,421       3,491
                                                                 -------     -------
                                                                  10,435      11,611
                                                                 -------     -------
      Deferred income tax liabilities:
        Accounts receivable .................................      3,253       3,387
        Unremitted earnings of foreign subsidiaries .........      1,253         627
        Other ...............................................      4,873       4,994
                                                                 -------     -------
                                                                   9,379       9,008
                                                                 -------     -------
        Net deferred income tax asset .......................    $ 1,056     $ 2,603
                                                                 =======     =======

(6) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

     Long-term debt consisted of the following:

                                                                                   December 31,
                                                                              ----------------------
                                                                                 1997         1996
                               (in thousands)                                 ----------   ---------
   Mortgages, payable monthly through 2001, interest at rates ranging from
    prime plus 1% to 11.5% ................................................     $  696      $  941
   Industrial Development Revenue Bonds, payable periodically through 2005,
    interest at rates ranging from 3% to 9.25% ............................        617         874
   Berwick acquisition debt, payable in 2003, interest at 8% ..............      1,148       2,077
   Other ..................................................................      1,073         522
                                                                                ------      ------
                                                                                 3,534       4,414
   Less -- current portion ................................................       (954)       (652)
                                                                                ------      ------
                                                                                $2,580      $3,762
                                                                                ======      ======


                                                                       --------

     In conjunction with the acquisition of Cleo and the consolidation of other credit facilities, the Company entered into a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on November 15, 1995. This facility was amended on July 21, 1997 to provide CSS with an unsecured revolving credit facility with fourteen banks and financial institutions. The amended facility allows for borrowings up to $300,000,000, expires on April 30, 2001 and provides that borrowings are limited during a consecutive 30 day period during each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread over LIBOR based upon the achievement of certain benchmarks related to the ratio of earnings to interest expense. As of December 31, 1997, at the Company's option, interest on the facility accrues at (1) the greater of the prime rate or 1/2% in excess of the Federal Funds Rate, or (2) LIBOR plus 3/4%. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The weighted average interest rate under these loan agreements for 1997 and 1996 was 6.71% and 6.65%, respectively.

     On August 13, 1996, CSS entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate revolving credit facility. At December 31, 1997, the Company had a swap agreement with a total notional amount of $20,000,000. This agreement fixed the interest rate on $20,000,000 of the borrowings under the revolving credit facility at 7.125%. The interest rate swap agreement matured on February 13, 1998 and was not replaced. This agreement involved the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received was accrued as interest rates changed and recognized over the life of the agreement as an adjustment to interest expense. The fair value of this swap agreement was not material at December 31, 1997 and 1996, and was not recognized in the financial statements.

     On September 18, 1996, CSS entered into a $20,000,000 term loan with a bank to provide additional capacity for seasonal requirements and general corporate purposes. The term loan was repaid on December 23, 1996.

     On August 1, 1996, CSS utilized proceeds from its $195,000,000 unsecured revolving credit facility to redeem the outstanding principal balance of $12,880,000 related to economic development revenue bonds assumed in connection with the acquisition of Cleo. Cleo financed the construction of a distribution facility with the proceeds from these economic development revenue bonds. Cleo also maintained an Urban Development Action Grant ("UDAG") bearing interest at 8% and payable in quarterly installments. The UDAG was also repaid on October 2, 1996.

     The Company and Berwick maintain various notes relating to the financing of manufacturing facilities which are secured by mortgages on the facilities. The Company and Berwick also maintain second mortgages on several facilities financed with Industrial Development Revenue Bonds. The bonds mature between 1998 and 2001, accrue interest at rates ranging from 3% to 9.25% and are secured by mortgages on the facilities.

     In connection with the acquisition of Berwick in 1993, the Company entered into a term loan with the primary selling shareholder. The original term loan of $3,000,000 was reduced for indemnification claims and a payment of principal to $1,148,000 and is payable on May 3, 2003 with interest payable quarterly at a rate of 8% per year. The note is callable at the option of the noteholder, subject to then unresolved claims.

     Long-term debt matures as follows:



                            (in thousands)
                     1998 ........................    $  954
                     1999 ........................       840
                     2000 ........................       450
                     2001 ........................       142
                     2002 ........................         0
                     Thereafter ..................     1,148
                                                      ------
                     Total .......................    $3,534
                                                      ======



-------

(7) OPERATING LEASES:

     The future minimum rental payments associated with all noncancelable lease obligations are as follows:

                            (in thousands)
                     1998 ........................    $ 4,163
                     1999 ........................      3,835
                     2000 ........................      3,357
                     2001 ........................      2,724
                     2002 ........................      1,169
                     Thereafter ..................      1,391
                                                      -------
                     Total .......................    $16,639
                                                      =======

     Rent expense was $6,144,000, $4,710,000 and $2,376,000 in 1997, 1996 and
1995, respectively.


(8) CONCENTRATION RISKS:

     One customer accounted for 21.2%, 17.9% and 13.3% of the Company's sales in 1997, 1996 and 1995, respectively.


(9) COMMITMENTS AND CONTINGENCIES:

     The Company is subject to various lawsuits and claims arising out of the normal course of business. In the opinion of Company counsel and management the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.


(10) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                Quarters
                        1997                           -----------------------------------------------------------
                                                           First         Second          Third           Fourth
      (In thousands, except per share amounts)         ------------   ------------   -------------   -------------
Sales ..............................................     $ 24,530       $ 37,742       $ 124,069       $ 171,379
                                                         --------       --------       ---------       ---------
Gross profit .......................................        7,764         13,258          38,874          45,137
                                                         --------       --------       ---------       ---------
Income from continuing operations ..................       (5,031)        (2,641)         11,388          15,155
Income from discontinued operations, net of
 income taxes ......................................        1,533          1,407             619           2,789
Gain on sale of discontinued operations, net of
 income taxes ......................................          350             --              --          17,521
                                                         --------       --------       ---------       ---------
Net income .........................................     $ (3,148)      $ (1,234)      $  12,007       $  35,465
                                                         ========       ========       =========       =========
Net income per common share:
 Basic-
   Continuing operations ...........................     $   (.46)      $   (.24)      $    1.05       $    1.39
   Discontinued operations .........................          .14            .13             .06             .25
   Gain on sale of discontinued operations .........          .03             --              --            1.61
                                                         --------       --------       ---------       ---------
                                                         $   (.29)      $   (.11)      $    1.11       $    3.25
                                                         ========       ========       =========       =========
 Diluted- ..........................................
   Continuing operations ...........................     $   (.46)      $   (.24)      $     .99       $    1.33
   Discontinued operations .........................          .14            .13             .05             .24
   Gain on sale of discontinued operations .........          .03             --              --            1.53
                                                         --------       --------       ---------       ---------
                                                         $   (.29)      $   (.11)      $    1.04       $    3.10
                                                         ========       ========       =========       =========




                                                                       --------

                                                                                Quarters
                        1996                           -----------------------------------------------------------
                                                           First         Second          Third           Fourth
      (In thousands, except per share amounts)         ------------   ------------   -------------   -------------
Sales ..............................................     $ 25,690       $ 26,650       $ 126,723       $ 143,988
                                                         --------       --------       ---------       ---------
Gross profit .......................................        7,325          7,319          37,334          40,076
                                                         --------       --------       ---------       ---------
Income from continuing operations ..................       (3,168)        (3,091)         10,579          12,790
Income from discontinued operations, net of
 income taxes ......................................        1,083          1,334             562           2,255
Gain on sale of discontinued operations, net of
 income taxes ......................................           --             --              --              --
                                                         --------       --------       ---------       ---------
Net income .........................................     $ (2,085)      $ (1,757)      $  11,141       $  15,045
                                                         ========       ========       =========       =========
Net income per common share:
 Basic-
   Continuing operations ...........................     $   (.29)      $   (.29)      $     .99       $    1.19
   Discontinued operations .........................          .10            .13             .05             .21
   Gain on sale of discontinued operations .........           --             --              --              --
                                                         --------       --------       ---------       ---------
                                                         $   (.19)      $   (.16)      $    1.04       $    1.40
                                                         ========       ========       =========       =========
 Diluted-
   Continuing operations ...........................     $   (.29)      $   (.29)      $     .96       $    1.16
   Discontinued operations .........................          .10            .13             .05             .20
   Gain on sale of discontinued operations .........
                                                               --             --              --              --
                                                         --------       --------       ---------       ---------
                                                         $   (.19)      $   (.16)      $    1.01       $    1.36
                                                         ========       ========       =========       =========


     The seasonal nature of CSS' business results in low sales and operating losses for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company.


-------

Part III

Item 10. Directors and Executive Officers of the Registrant
     See "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF CSS" in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Item 11. Executive Compensation

     See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     See "CERTAIN TRANSACTIONS AND SUBSIDIARY MATTERS" in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.



Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below.

     1.  Financial Statements


      Report of Independent Public Accountants


      Consolidated Balance Sheets -- December 31, 1997 and 1996


      Consolidated Statements of Operations -- for the years ended December 31, 1997, 1996 and 1995


      Consolidated Statements of Cash Flows -- for the years ended December 31, 1997, 1996 and 1995


      Consolidated Statements of Shareholders' Equity -- for the years ended December 31, 1997, 1996 and 1995


      Notes to Consolidated Financial Statements


     2. Financial Statement Schedules


      Schedule II -- Valuation and Qualifying Accounts


     (b) Reports on Form 8-K filed during the last quarter of 1997


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


      3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)


      3.2 Amendment to Restated Certificate of Incorporation filed May 8, 1992. (2) (Exhibit 3.2)


      3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred Stock filed September 27, 1991. (3) (Exhibit 3.2)


      3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

                                                                       --------

       3.5 By-laws of the Company, as amended to date (as last amended November 18, 1996). (8) (Exhibit 3.5)

   Material Contracts

      10.1 CSS Industries, Inc. 1991 Stock Option Plan for Non-Employee Directors. (2) (Exhibit 10.1)

      10.2 CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors. (8) (Exhibit 10.2)

      10.3 Registration Rights Grant dated January 21, 1993, between the Company and certain former holders of common stock in Philadelphia Industries, Inc. (2) (Exhibit 10.2)

     *10.4 Loan Agreement among CSS Industries, Inc., the Lending Institutions listed therein, CoreStates Bank, N.A. as the Administrative Agent, and Merrill Lynch & Co. as the Syndication Agent, dated as of July 21, 1997.

      10.5 Stock Purchase Agreement dated as of October 3, 1995 between the Company and Gibson Greetings, Inc. (6) (Exhibit 2.1)

      10.6 Interest Rate Swap Master Agreement dated as of August 9, 1996 between CoreStates Bank, N.A. and CSS Industries, Inc. (8) (Exhibit 10.8)

   Executive Compensation Plans and Arrangements

      10.7 CSS Industries, Inc. 1985 Incentive Stock Option Plan, as last amended in 1991. (3) (Exhibit 10.1)

      10.8 CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended January 23, 1996). (8) (Exhibit 10.10)

      10.9 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

      10.10 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (4) (Exhibit 10.14)

      10.11 Deferred Compensation Agreement between Jack Farber and CSS Industries, Inc., restated as of December 8, 1994. (5) (Exhibit 10.8)

      10.12 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.17)

      10.13 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

      10.14 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4) (Exhibit 10.26)

      10.15 The Paper Magic Group, Inc. 1994 Incentive Stock Option Plan. (5) (Exhibit 10.16)

      10.16 Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

      10.17 Cleo Inc. Management Incentive Plan, dated March 7, 1996. (7) (Exhibit 10.23)

      10.18 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (8) (Exhibit 10.26)

      10.19 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (8) (Exhibit 10.27)

      10.20 Stock Purchase Agreement between New England Business Service, Inc. and CSS Industries, Inc. dated December 5, 1997. (9) (Exhibit 2.1)

   Subsidiaries

     *21.   List of Significant Subsidiaries of the Registrant

                         Footnotes to List of Exhibits

-----------
*  Filed with this Annual Report on Form 10-K.

-------

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

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q (No. 1-2661) for the fiscal quarter ended September 30, 1995.

(7) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(9) Filed as an exhibit to the current Report on Form 8-K (No. 1-2661) dated December 23, 1997.

     The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations of CSS Industries, Inc., Cleo Inc., Berwick Industries, Inc.

     The Company agrees to furnish supplementally a copy of omitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request.

     Stockholders who have been furnished a copy of this Report may obtain copies of any Exhibit listed above on payment of $.50 per page for reproduction and mailing charges by writing to the Secretary, CSS Industries, Inc., 1845 Walnut Street, Philadelphia, Pennsylvania 19103.


                                                                       --------

CSS Industries, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(In thousands)


                     Column A                         Column B     Column C        Column D        Column E
-------------------------------------------------   -----------   ----------   ---------------   ------------
                                                                           Additions
                                                                  ----------------------------
                                                      Balance       Charged
                                                         at        to costs        Charged                        Balance
                                                     Beginning        and          to Other                      at End of
                                                     of Period     Expenses        Accounts       Deductions      Period
                                                    -----------   ----------   ---------------   ------------   ----------
Year ended December 31, 1997
 Doubtful accounts receivable-customers .........      $2,941       $  903        $    280(a)       $1,832        $2,292
Year ended December 31, 1996
 Doubtful accounts receivable-customers .........      $3,864       $1,821        $     --          $2,744        $2,941
Year ended December 31, 1995
 Doubtful accounts receivable-customers .........      $1,045       $1,346        $  2,036(b)       $  563        $3,864

Notes: (a) Balance at acquisition of Color-Clings
       (b) Balance at acquisition of Cleo, Topstone and Illusive Concepts.

-------

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the undersigned hereunto duly authorized.


                                            CSS INDUSTRIES, INC.
                      ---------------------------------------------------------
                                                 Registrant



                      By /s/ Jack Farber
                         ------------------------------------------------------
                        Jack Farber, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: March 5, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.



Dated: March 5, 1998    /s/ Jack Farber
                        -------------------------------------------------------
                        Jack Farber, Chairman of the Board, President and Chief
                        Executive Officer (principal executive officer and a
                        director)

Dated: March 5, 1998    /s/ James G. Baxter
                        -------------------------------------------------------
                        James G. Baxter, Executive Vice President and Chief
                        Financial Officer (principal financial and accounting
                        officer and a director)

Dated: March 5, 1998    /s/ Willard M. Bright
                        -------------------------------------------------------
                        Willard M. Bright, Director

Dated: March 5, 1998    /s/ James H. Bromley
                        -------------------------------------------------------
                        James H. Bromley, Director

Dated: March 5, 1998    /s/ John R. Bunting, Jr.
                        -------------------------------------------------------
                        John R. Bunting, Jr., Director

Dated: March 5, 1998    /s/ Stephen V. Dubin
                        -------------------------------------------------------
                        Stephen V. Dubin, Director

Dated: March 5, 1998    /s/ Richard G. Gilmore
                        -------------------------------------------------------
                        Richard G. Gilmore, Director

Dated: March 5, 1998    /s/ Leonard E. Grossman
                        -------------------------------------------------------
                        Leonard E. Grossman, Director

Dated: March 5, 1998    /s/ James E. Ksansnak
                        -------------------------------------------------------
                        James E. Ksansnak, Director

Dated: March 5, 1998    /s/ Michael L. Sanyour
                        -------------------------------------------------------
                        Michael L. Sanyour, Director

Dated: March 5, 1998    /s/ William C. Warren
                        -------------------------------------------------------
                        William C. Warren, Director



                                                                       --------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

-------
     52