Form 10-Q
period 1998-03-31
CSS INDUSTRIES INC
filed 1998-05-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                   FORM 10-Q




For the Quarter Ended                           Commission file number 1-2661
     March 31, 1998




                              CSS INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)


         Delaware                                              13-1920657
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification number)




1845 Walnut Street, Philadelphia, PA                                 19103
----------------------------------------                           ----------
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


                      Yes      X              No
                          -------------           ----------------


As of March 31, 1998, there were 11,035,962 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K.


                                                                       PAGE NO.

Consolidated Statements of Operations - Three months ended
March 31, 1998 and 1997                                                    3

Consolidated Condensed Balance Sheets - March 31, 1998 and
December 31, 1997                                                          4

Consolidated Statements of Cash Flows - Three months ended
March 31, 1998 and 1997                                                    5

Notes to Consolidated Financial Statements                                6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 8-9

PART II - OTHER INFORMATION

Items 1 through 6 - Not Applicable

SIGNATURE                                                                  10

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                               1998                1997
                                                             --------            --------
                                                                               (Restated)
SALES                                                        $ 27,959            $ 24,530
                                                             --------            --------

COSTS AND EXPENSES
   Cost of sales                                               19,370              16,766
   Selling, general and administrative expenses                17,981              15,168
   Interest expense, net                                          401               1,084
   Rental and other income, net                                  (578)               (288)
                                                             --------            --------

                                                               37,174              32,730
                                                             --------            --------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                         (9,215)             (8,200)

INCOME TAX BENEFIT                                             (3,456)             (3,169)
                                                             --------            --------

NET LOSS FROM CONTINUING OPERATIONS                            (5,759)             (5,031)

DISCONTINUED OPERATIONS
   Income from discontinued operations, net of
     income taxes of $1,161                                      --                 1,533
   Gain on sale of discontinued operations, net of
     income taxes of $0                                          --                   350
                                                             --------            --------

NET LOSS                                                     $ (5,759)           $ (3,148)
                                                             ========            ========

NET LOSS PER COMMON SHARE
   Basic
       Continuing operations                                 $   (.52)           $   (.46)
       Discontinued operations                                   --                   .14
       Gain on sale of discontinued operations                   --                   .03
                                                             --------            --------
                                                             $   (.52)           $   (.29)
                                                             ========            ========
   Diluted
       Continuing operations                                 $   (.52)           $   (.46)
       Discontinued operations                                   --                   .14
       Gain on sale of discontinued operations                   --                   .03
                                                             --------            --------
                                                             $   (.52)           $   (.29)
                                                             ========            ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                     11,002              10,805
                                                             ========            ========
     Diluted                                                   11,002              10,805
                                                             ========            ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                     $   --              $   --
                                                             ========            ========

                 See notes to consolidated financial statements.
                                       -3-

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

                                                             March 31,        December 31,
                                                               1998               1997
                                                             --------           --------
                                                            (Unaudited)

            ASSETS
CURRENT ASSETS
    Cash and temporary investments                           $ 11,333           $  1,365
    Accounts receivable, net                                   31,429            165,761
    Inventories                                                99,705             66,270
    Deferred taxes                                                726                726
    Other current assets                                       11,661              9,909
                                                             --------           --------

       Total current assets                                   154,854            244,031
                                                             --------           --------

PROPERTY, PLANT AND EQUIPMENT, NET                             46,188             44,868
                                                             --------           --------

OTHER ASSETS
    Intangible assets                                          38,202             38,648
    Deferred income taxes                                         330                330
    Other                                                      14,298             14,485
                                                             --------           --------

        Total other assets                                     52,830             53,463
                                                             --------           --------

        Total assets                                         $253,872           $342,362
                                                             ========           ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                           $     51           $ 51,570
     Other current liabilities                                 31,374             63,216
                                                             --------           --------

        Total current liabilities                              31,425            114,786
                                                             --------           --------

LONG-TERM OBLIGATIONS                                           5,764              5,927

SHAREHOLDERS' EQUITY                                          216,683            221,649
                                                             --------           --------

        Total liabilities and shareholders' equity           $253,872           $342,362
                                                             ========           ========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                     1998                1997
                                                                                  ---------            ---------
                                                                                                      (Restated)
Cash flows from operating activities:
    Net loss                                                                      $  (5,759)           $  (3,148)
                                                                                  ---------            ---------

    Adjustments to reconcile net loss to net cash provided by operating activities:
       Discontinued operations                                                         --                  1,596
       Depreciation and amortization                                                  2,359                1,667
       (Gain) loss on sale of assets, net                                                (2)                   7
       Gain on sale of discontinued operations                                         --                   (350)
       Deferred tax provision                                                          --                      1
       Provision for doubtful accounts                                                  132                  181
       Changes in assets and liabilities, net:
          Decrease in accounts receivable                                           130,157              131,684
          (Increase) in inventories                                                 (33,435)             (26,134)
          (Increase) in other assets                                                 (1,647)              (2,754)
          (Decrease) in other current liabilities                                    (4,789)             (20,870)
          (Decrease) in accrued income taxes                                        (22,193)              (7,979)
                                                                                  ---------            ---------

             Total adjustments                                                       70,582               77,049
                                                                                  ---------            ---------

             Net cash provided by operating activities                               64,823               73,901
                                                                                  ---------            ---------

Cash flows from investing activities:
    Purchase of business, net of cash received of $976                                 --                (17,564)
    Purchase of property, plant and equipment                                        (3,499)              (4,329)
    Proceeds from sale of business                                                     --                  4,083
    Proceeds on sale of property                                                         37                  189
                                                                                  ---------            ---------

             Net cash used for investing activities                                  (3,462)             (17,621)
                                                                                  ---------            ---------

Cash flows from financing activities:
    Payments on long-term obligations                                                  (667)                (257)
    Repayments on notes payable, net                                                (51,519)             (56,200)
    Purchase of treasury stock                                                         (470)                (644)
    Proceeds from exercise of stock options                                           1,263                  934
                                                                                  ---------            ---------

             Net cash used for financing activities                                 (51,393)             (56,167)
                                                                                  ---------            ---------

Net increase in cash and temporary investments                                        9,968                  113

Cash and temporary investments at beginning of period                                 1,365                2,690
                                                                                  ---------            ---------
Cash and temporary investments at end of period                                   $  11,333            $   2,803
                                                                                  =========            =========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation -

      The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature.

      Restatement of Prior Years Financial Statements -

      On December 23, 1997, the Company sold its Direct Mail Business Products
         Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"). The gain on the sale and the operating results of Rapidforms prior to the sale have been accounted for as discontinued operations and, accordingly, have been segregated on the prior period financial statements and footnotes.

      Nature of Business -

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

      Inventories -

       Inventories of certain subsidiaries are stated at the lower of first-in, first-out (FIFO) cost or market while the remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Inventories consisted of the following:

                                                      March 31,    December 31,
                                                        1998           1997
                                                    -----------    -----------
                  Raw material...............       $29,693,000    $23,840,000
                  Work-in-process............        18,829,000      9,789,000
                  Finished goods.............        51,183,000     32,641,000
                                                    -----------    -----------
                                                    $99,705,000    $66,270,000
                                                    ===========    ===========

      Revenue Recognition -

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Loss Per Common Share -

      Basic net loss per common share is based on the weighted average number of common shares outstanding during the first quarter - 11,001,728 in 1998 and 10,804,747 in 1997. Average outstanding shares used in the computation of diluted net loss per share were 11,001,728 in 1998 and 10,804,747 in 1997.

       As of March 31, 1998, the numerator and denominator in the basic and diluted earnings per share computations are equal as the Company has a net loss for the three months ended March 31, 1998. Common stock equivalents are not used in the computation of diluted earnings per share as they would have an anti-dilutive effect in the periods presented.

      Statements of Cash Flows -

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

       See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

         On December 23, 1997, the Company sold Rapidforms and its subsidiaries for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $19,714,000 for the first three months of 1997.

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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months of 1998 Compared to Three Months of 1997

     Consolidated sales for the three months ended March 31, 1998 increased by 14% to $27,959,000 from $24,530,000 in 1997. The increase in sales was primarily attributable to increased sales of Easter products and non-seasonal ribbons and bows. These increases were partially offset by lower closeout sales volume due to improved inventory management.

     Cost of sales, as a percentage of sales, was 69% in 1998 and 68% in 1997. The increase in the cost of sales percentage was due to the recording of approximately $600,000 of restructuring costs associated with the shutdown of two manufacturing and distribution facilities. Net of restructuring costs, cost of sales, as a percentage of sales, decreased to 67% reflecting increased margins due to the impact of lower close-out sales volume. Selling, general and administrative ("SG&A") expense as a percentage of sales increased to 64% from 62% in 1997. The increase in SG&A expense as a percentage of sales was due to the recording of approximately $1,100,000 in restructuring charges relating to the blending of certain functions within the Company. Net of these restructuring charges, SG&A expenses, as a percentage of sales, declined to 60% due to the increased sales base. SG&A expense as a percentage of sales will decline as higher shipments are made in the second half of the year.

     Interest expense, net decreased from $1,084,000 in 1997 to $401,000 as the cash received from the sale of Rapidforms resulted in lower borrowing needs. Rental and other income, net increased to $578,000 from $288,000. This increase was primarily attributable to the rental income from the sublease of a portion of one of the Company's distribution centers.

     Income taxes as a percentage of income before taxes were 38% in 1998 compared to 39% in the first quarter of 1997. The decrease is attributable to lower state income tax expense.

     The net loss from continuing operations for the three months ended March 31, 1998 was $5,759,000, or $.52 per share, compared to a net loss from continuing operations of $5,031,000, or $.46 per share, in 1997. The increased loss reflected the restructuring charges discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $123,429,000 and shareholders' equity of $216,683,000. The decrease in accounts receivable and the increase in inventories from December 31, 1997 reflected seasonal collections of Christmas receivables and normal seasonal inventory increases in preparation for the 1998 shipping season. The decrease in other current liabilities reflected the payment of income taxes, sales commissions, royalties and employee benefits.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most revenues are seasonal with approximately 75% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decreased $51,519,000 in the first quarter of 1998 and will increase throughout the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under an unsecured revolving credit facility with fourteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At March 31, 1998, no borrrowings were outstanding under this facility.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

Information Systems

     The Company has initiated a series of information systems improvements in the past two years, including the conversion of certain other computer systems for compliance with the Year 2000. Costs incurred to modify existing systems to process transactions regarding the Year 2000 have been and will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   CSS INDUSTRIES, INC.
                                  (Registrant)




Date:  May 14, 1998                        By: /s/ James G. Baxter
                                               ----------------------------
                                               James G. Baxter
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer