Form 10-Q
period 1998-06-30
CSS INDUSTRIES INC
filed 1998-08-14
CIK 20629

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                   FORM 10-Q
                                   ---------




For the Quarter Ended                              Commission file number 1-2661
     June 30, 1998
---------------------



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


As of June 30, 1998, there were 10,810,050 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, the results of operations for the three months and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. The results for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 1998 quarterly report on Form 10-Q and with Part II of this document.



                                                                      PAGE NO.


Consolidated  Statements  of Operations - Three months and six months
ended June 30, 1998 and 1997                                                 3

Consolidated Condensed Balance Sheets - June 30, 1998 and
December 31, 1997                                                            4

Consolidated Statements of Cash Flows - Six months ended
June 30, 1998 and 1997                                                       5

Notes to Consolidated Financial Statements                                  6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   9-10

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                11

SIGNATURE                                                                   12

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share amounts)

                                                                   Three Months Ended             Six Months Ended
                                                                          June 30,                    June 30,
                                                                -----------------------         --------------------
                                                                 1998            1997            1998         1997
                                                                -------         -------         -------      -------

SALES                                                           $36,200         $37,742         $64,159      $62,272
                                                                -------         -------         -------      -------

COSTS AND EXPENSES
   Cost of sales                                                 27,030          24,484          45,339       41,250
   Selling, general and administrative expenses                  14,781          15,941          31,741       31,109
   Restructuring and other special items                          2,486             -             4,568          -
   Interest expense, net                                            468           1,270             869        2,354
   Rental and other income, net                                    (646)           (118)         (1,224)        (406)
                                                                -------         -------         -------      -------
                                                                 44,119          41,577          81,293       74,307
                                                                -------         -------         -------      -------

LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           (7,919)         (3,835)        (17,134)     (12,035)

INCOME TAX BENEFIT                                               (2,969)         (1,194)         (6,425)      (4,363)
                                                                -------         -------         -------      -------

LOSS FROM CONTINUING OPERATIONS                                  (4,950)         (2,641)        (10,709)      (7,672)

DISCONTINUED OPERATIONS
   Income from discontinued operations, net of
      income taxes of $732 and $1,893                               -             1,407             -          2,940

   Gain on sale of discontinued operations, net of
      income taxes of $0                                            -               -               -            350
                                                                -------         -------         -------      -------

NET LOSS                                                        $(4,950)        $(1,234)       $(10,709)     $(4,382)
                                                                ========        ========       =========     ========

NET LOSS PER COMMON SHARE
   Basic
       Continuing operations                                      $(.45)           $(.24)        $(.98)        $(.70)
       Discontinued operations                                        -              .13            -            .27
       Gain on sale of discontinued operations                        -               -             -            .03
                                                                  -----            -----         -----         -----
                                                                  $(.45)           $(.11)        $(.98)        $(.40)
                                                                  =====            =====         =====         =====
   Diluted
       Continuing operations                                      $(.45)           $(.24)        $(.98)        $(.70)
       Discontinued operations                                        -              .13             -           .27
       Gain on sale of discontinued operations                        -                -             -           .03
                                                                  -----            -----         -----         -----
                                                                  $(.45)           $(.11)        $(.98)        $(.40)
                                                                  =====            =====         =====         =====


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                          10,894          10,815        10,948         10,832
                                                                 ======          ======        ======         ======
  Diluted                                                        10,894          10,815        10,948         10,832
                                                                 ======          ======        ======         ======

CASH DIVIDENDS PER SHARE OF COMMON STOCK                         $    -          $    -        $    -         $    -
                                                                 ======          ======        ======         ======

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)


                                                          June 30,  December 31,
                                                            1998       1997
                                                          --------   --------
                                                        (Unaudited)

            ASSETS

CURRENT ASSETS
    Cash and temporary investments                        $  5,285    $  1,365
    Accounts receivable, net                                32,657     165,761
    Inventories                                            154,257      66,270
    Deferred taxes                                             726         726
    Other current assets                                    13,790       9,909
                                                          --------    --------

        Total current assets                               206,715     244,031
                                                          --------    --------

PROPERTY, PLANT AND EQUIPMENT, NET                          46,309      44,868
                                                          --------    --------

OTHER ASSETS
    Intangible assets                                       37,777      38,648
    Deferred income taxes                                      330         330
    Other                                                   14,483      14,485
                                                          --------    --------

        Total other assets                                  52,590      53,463
                                                          --------    --------

        Total assets                                      $305,614    $342,362
                                                          ========    ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                         $ 57,952    $ 51,570
    Other current liabilities                               37,910      63,216
                                                          --------    --------

        Total current liabilities                           95,862     114,786
                                                          --------    --------

LONG-TERM OBLIGATIONS                                        5,688       5,927
                                                          --------    --------

SHAREHOLDERS' EQUITY                                       204,064     221,649
                                                          --------    --------

        Total liabilities and shareholders' equity        $305,614    $342,362
                                                          ========    ========



                See notes to consolidated financial statements.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                    1998                 1997
                                                                                  -------             -------

Cash flows from operating activities:
    Net loss                                                                    ($ 10,709)            ($  4,382)
                                                                                ----------            ----------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Discontinued operations                                                         -                  1,648
       Depreciation and amortization                                                4,768                 3,434
       Loss on disposal/write down of assets, net                                   2,233                    41
       Gain on sale of discontinued operations                                         -                   (350)
       Provision for doubtful accounts                                                273                   393
       Changes in assets and liabilities, net of effects from purchase and disposal of businesses:
          Decrease in accounts receivable                                         132,831               125,955
          (Increase) in inventory                                                 (87,987)              (70,174)
          (Increase) in other assets                                               (4,049)               (3,147)
          Increase (decrease) in other current liabilities                            876                (9,917)
          (Decrease) in accrued taxes                                             (25,462)               (8,979)
                                                                                 ---------            ----------

             Total adjustments                                                     23,483                38,904
                                                                                 --------              --------

             Net cash provided by operating activities                             12,774                34,522
                                                                                 --------              --------

Cash flows from investing activities:
    Purchase of  businesses, net of cash received of $976 in 1997                     -                 (17,564)
    Purchase of property, plant and equipment                                      (7,828)               (8,066)
    Proceeds from sale of business                                                    -                   4,083
    Proceeds on sale of property, plant and equipment                                 428                 2,310
                                                                                ---------           -----------

             Net cash used for investing activities                                (7,400)              (19,237)
                                                                                 ---------            ----------

Cash flows from financing activities:
    Payments on long-term obligations                                                (960)                 (837)
    Borrowings (repayments) on notes payable                                        6,382               (14,215)
    Purchase of treasury stock                                                     (9,209)                 (287)
    Proceeds from exercise of stock options                                         2,333                   968
                                                                                ---------           -----------

             Net cash used for financing activities                                (1,454)              (14,371)
                                                                                ----------             ---------

Net increase in cash and temporary investments                                      3,920                   914

Cash and temporary investments at beginning of period                               1,365                 2,690
                                                                               ----------             ---------
Cash and temporary investments at end of period                                 $   5,285              $  3,604
                                                                                =========              ========


                See notes to consolidated financial statements.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature.

     Restatement of Prior Period Financial Statements  -

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

     Inventories -

     Inventories are generally stated at the lower of first-in, first-out
            (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                               June 30,          December 31,
                                                 1998               1997
                                             ------------        -----------

            Raw material..................  $  42,464,000        $23,840,000
            Work-in-process...............     17,835,000          9,789,000
            Finished goods................     93,958,000         32,641,000
                                             ------------        -----------
                                             $154,257,000        $66,270,000
                                             ============        ===========

     Revenue Recognition -

     The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

     Net Loss Per Common Share -

     Basic and diluted net loss per common share were computed based on the weighted average number of shares outstanding during the second quarter and six months ended June 30, 1998 and 1997 - 10,894,104 and 10,947,916 in 1998 and 10,815,245 and 10,831,675 in 1997. Shares used in the computation of basic and diluted net loss per common share are equal as the common stock equivalents that would normally be added to the weighted average shares outstanding for the computation of diluted net loss per share have an anti-dilutive effect when the Company has a net loss.

     Statements of Cash Flows -

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

     See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

         On December 23, 1997, the Company sold Rapidforms and its subsidiaries for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $18,579,000 and $38,294,000 for the quarter and six months ended June 30, 1998.

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

(3)   FUTURE ACCOUNTING CHANGES:

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires companies to capitalize or expense costs incurred according to guidance provided in the Statement. The Company will apply this Statement beginning with fiscal year 1999. Adoption of the statement is not expected to have a material impact on the financial statements.

(4)  SUBSEQUENT EVENT:

         On July 7, 1998, a subsidiary of the Company sold a distribution facility for $21,500,000 resulting in a gain of approximately $16,600,000, or $10,800,000 after taxes. Pursuant to the sale agreement, the Company has entered into a five year agreement to lease back a portion of the facility from the purchaser. The present value of the future lease payments of $4,192,000 will be recorded as deferred revenue on the balance sheet and will offset rental expense over the term of the lease.

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

First Six Months of 1998 Compared to First Six Months of 1997

     Consolidated sales for the six months ended June 30, 1998, increased by 3% to $64,159,000 from $62,272,000. The increase in sales was due primarily to higher shipments of Easter and Halloween products, partially offset by the later timing of certain Christmas shipments and lower sales of everyday products.

     Cost of sales, as a percentage of sales was 71% in 1998 and 66% in 1997. The increase in the cost of sales percentage was due to decreased sales of higher margin everyday products and the earlier timing of direct import Halloween sales which carry lower gross margins. Selling, general and administrative ("SG&A") expenses, as a percentage of sales, decreased to 49% in 1998 from 50% in 1997. SG&A expenses as a percentage of sales decreased as the integration of certain management functions reduced salaries. This decrease was partially offset by additional costs incurred to complete the installation of new management information systems at one of the Company's subsidiaries.

     Restructuring and other special items of $4,568,000 in 1998, included severance and other costs related to the blending of certain management functions within the Company, the shut-down of two manufacturing and distribution facilities, the write-off of certain costs related to system development, and the gain associated with the sale of an administrative building.

     Interest expense, net decreased to $869,000 in 1998 from $2,354,000 in 1997 as the cash received from the sale of Rapidforms resulted in lower borrowing needs. Rental and other income, net increased to $1,224,000 from $406,000 in 1997. The increase was primarily attributable to income earned on the rental of a portion of one of the Company's distribution centers.

      Income taxes as a percentage of income before taxes were 37% in 1998 and 36% in 1997. The full year effective tax rate from continuing operations in 1997 was 38%.

     The loss from continuing operations for the six months ended June 30, 1998 was $10,709,000, or $.98 per share, compared to a net loss from continuing operations $7,672,000, or $.70 per share in 1997. The increased loss reflects the restructuring and other special items and lower margins discussed above.

Second Quarter 1998 Compared to Second Quarter 1997

     Consolidated sales for the second quarter of 1998 decreased 4% to $36,200,000 from $37,742,000 in 1997. The decrease in sales is due to lower sales of everyday products and the later timing of certain Christmas shipments.

     Cost of sales, as percentage of sales, was 75% in 1998 compared to 65% in 1997. The increase is due to the earlier timing of direct import Halloween sales which carry lower margins, and the reduction of higher margin everyday sales. SG&A expenses as a percentage of sales declined to 41% from 42% in 1997. The decrease is due to lower salaries resulting from the combination of certain management functions within the Company. The decrease was partially offset by costs incurred to complete the installation of new management information systems at a subsidiary of the Company.

     Restructuring and other special items include all of the components discussed in the Results of Operations for the first six months of 1998 compared to the first six months of 1997.

     Interest expense, net decreased to $468,000 from $1,270,000 in 1997 as cash received from the sale of Rapidforms reduced seasonal borrowing needs. Rental and other income increased to $646,000 in 1998 from $118,000 in 1997 due to income earned on the rental of a portion of one of the Company's distribution centers.

     Income taxes, as a percentage of income before taxes, was 37% in 1998 and 31% in 1997. The difference in the effective tax rates was due primarily to an adjustment made in the second quarter of 1997 to adjust the year-to-date effective tax rate to the expected full year rate.

     For the second quarter, the Company incurred a net loss from continuing operations of $4,950,000, or $.45 per diluted share, compared to a net loss from continuing operations of $2,641,000, or $.24 per diluted share in 1997. The increased loss was primarily attributable to the restructuring and other special items.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $110,853,000 and shareholders' equity of $204,064,000. The decrease in accounts receivable and the increase in inventories from December 31, 1997 reflected seasonal collections of 1997 Christmas accounts receivables and normal seasonal inventory increases in preparation for the 1998 shipping season. The increase in other current assets related to product development costs which will be expensed as shipments are made. The decrease in other accrued liabilities reflected the payment of income taxes. The decrease in shareholders' equity is primarily attributable to the net loss and to the repurchase of 278,200 shares of the Company's stock for $9,209,000.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decrease in the first quarter and increase through the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of June 30, 1998, the Company had short-term borrowings of $57,952,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

INFORMATION SYSTEMS

     The Company has initiated a series of information systems improvements in the past two years, including the conversion of certain of its computer systems for compliance with the Year 2000. Costs incurred to modify existing systems to process transactions regarding the Year 2000 have been and will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the Registrant was held on May 5, 1998.

         (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:

                                                        SHARES OF VOTING STOCK

                                                         FOR           WITHHELD

               James G. Baxter                        9,320,422         15,309

               Willard M. Bright                      9,318,772         16,959

               James H. Bromley                       9,320,422         15,309

               John R. Bunting, Jr.                   9,320,422         15,309

               Stephen V. Dubin                       9,320,422         15,309

               Jack Farber                            9,319,618         16,113

               Richard G. Gilmore                     9,319,922         15,809

               Leonard E. Grossman                    9,320,422         15,309

               James E. Ksansnak                      9,320,422         15,309

               Michael L. Sanyour                     9,320,422         15,309

               William C. Warren                      9,318,572         17,159

                                   SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          CSS INDUSTRIES, INC.
                                          (Registrant)




Date:  August 14, 1998                    By: /s/James G. Baxter
                                              ------------------
                                                 James G. Baxter
                                                 Executive Vice President,
                                                 Chief Financial Officer  and
                                                 Principal Accounting Officer

                                   SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CSS INDUSTRIES, INC.
                                          (Registrant)





Date:   August 14, 1998                   By:

                                                  James G. Baxter
                                                  Executive Vice President,
                                                  Chief Financial Officer  and
                                                  Principal Accounting Officer