Form 10-Q
period 1998-09-30
CSS INDUSTRIES INC
filed 1998-11-13
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                            Commission file number 1-2661
  September 30, 1998
----------------------



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


                  Yes     x                  No
                      ---------                --------


As of September 30, 1998, there were 10,749,520 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three months and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. The results for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the June 30, 1998 quarterly report on Form 10-Q and with Part II of this document.



                                                                       PAGE NO.
                                                                       --------

Consolidated Statements of Operations - Three months and nine months
  ended September 30, 1998 and 1997                                         3

Consolidated Condensed Balance Sheets - September 30, 1998 and
  December 31, 1997                                                         4

Consolidated Statements of Cash Flows - Nine months ended
  September 30, 1998 and 1997                                               5

Notes to Consolidated Financial Statements                                 6-8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               9-12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form S-K                                   13

SIGNATURE                                                                  14

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                               Three  Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                           ----------------------------         -----------------------------
                                                              1998              1997               1998               1997
                                                           ---------          ---------          ---------          ---------
SALES                                                      $ 152,408          $ 124,069          $ 216,567          $ 186,341
                                                           ---------          ---------          ---------          ---------

COSTS AND EXPENSES
   Cost of sales                                             112,199             85,195            157,538            126,445
   Selling, general and administrative expenses               22,007             18,476             53,748             49,585
   Restructuring and other special items                     (12,487)              --               (7,919)              --
   Interest expense, net                                       1,401              2,228              2,270              4,582
   Rental and other income, net                                 (196)              (117)            (1,420)              (523)
                                                           ---------          ---------          ---------          ---------
                                                             122,924            105,782            204,217            180,089
                                                           ---------          ---------          ---------          ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                        29,484             18,287             12,350              6,252

INCOME TAX EXPENSE                                            10,871              6,899              4,446              2,536
                                                           ---------          ---------          ---------          ---------

INCOME FROM CONTINUING OPERATIONS                             18,613             11,388              7,904              3,716

DISCONTINUED OPERATIONS
   Income from discontinued operations, net of
      income taxes of $446 and $2,339                           --                  619               --                3,559

   Gain on sale of discontinued operations, net of
      income taxes of $0                                        --                 --                 --                  350
                                                           ---------          ---------          ---------          ---------

NET INCOME                                                 $  18,613          $  12,007          $   7,904          $   7,625
                                                           =========          =========          =========          =========

NET INCOME PER COMMON SHARE
   Basic
       Continuing operations                               $    1.73          $    1.05          $     .73          $     .34
       Discontinued operations                                  --                  .06               --                  .33
       Gain on sale of discontinued operations                  --                 --                 --                  .03
                                                           ---------          ---------          ---------          ---------
                                                           $    1.73          $    1.11          $     .73          $     .70
                                                           =========          =========          =========          =========
   Diluted
       Continuing operations                               $    1.69          $     .99          $     .71          $     .32
       Discontinued operations                                  --                  .05               --                  .31
       Gain on sale of discontinued operations                  --                 --                 --                  .03
                                                           ---------          ---------          ---------          ---------
                                                           $    1.69          $    1.04          $     .71          $     .66
                                                           =========          =========          =========          =========


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                       10,752             10,861             10,883             10,875
                                                           =========          =========          =========          =========
  Diluted                                                     11,006             11,497             11,192             11,576
                                                           =========          =========          =========          =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                   $    --            $    --            $    --            $    --
                                                           =========          =========          =========          =========

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

                                                         September 30,      December 31,
                                                             1998              1997
                                                         -------------      ------------
                                                          (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                          $    191          $  1,365
    Accounts receivable, net                                 145,287           165,761
    Inventories                                              151,832            66,270
    Deferred income taxes                                        726               726
    Other current assets                                      10,938             9,909
                                                            --------          --------

       Total current assets                                  308,974           244,031
                                                            --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                            48,003            44,868
                                                            --------          --------

OTHER ASSETS
    Intangible assets                                         33,796            38,648
    Deferred income taxes                                       --                 330
    Other                                                     14,020            14,485
                                                            --------          --------

        Total other assets                                    47,816            53,463
                                                            --------          --------

        Total assets                                        $404,793          $342,362
                                                            ========          ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                       $114,733          $ 51,570
        Other current liabilities                             58,939            63,216
                                                            --------          --------

              Total current liabilities                      173,672           114,786
                                                            --------          --------

LONG-TERM OBLIGATIONS                                          8,254             5,927
                                                            --------          --------

DEFERRED INCOME TAXES                                          2,261              --
                                                            --------          --------

SHAREHOLDERS' EQUITY                                         220,606           221,649
                                                            --------          --------

        Total liabilities and shareholders' equity          $404,793          $342,362
                                                            ========          ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    ---------------------------
                                                                                      1998              1997
                                                                                    --------          ---------
Cash flows from operating activities:
    Net income                                                                      $  7,904           $  7,625
                                                                                    --------           --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Discontinued operations                                                          --                2,805
       Depreciation and amortization                                                   7,077              5,423
       Write down of goodwill                                                          3,530               --
       (Gain) loss on sale or disposal of assets                                     (14,805)                54
       Gain on sale of discontinued operations                                          --                 (350)
       Provision for doubtful accounts                                                 1,036                953
       Deferred income tax provision                                                   2,591               --
       Changes in assets and liabilities, net of effects from purchase and disposal of businesses:
          Decrease in accounts receivable                                             19,439             41,320
          (Increase) in inventory                                                    (85,562)           (72,250)
          (Increase) in other assets                                                    (811)            (2,337)
          Increase (decrease) in other current liabilities                            12,568             (9,378)
          (Decrease) in accrued income taxes                                         (17,287)            (2,003)
                                                                                    --------           --------

             Total adjustments                                                       (72,224)           (35,763)
                                                                                    --------           --------

             Net cash used for operating activities                                  (64,320)           (28,138)
                                                                                    --------           --------

Cash flows from investing activities:
    Purchase of  businesses, net of cash received of $976 in 1997                       --              (17,564)
    Purchase of property, plant and equipment                                        (11,250)           (10,948)
    Proceeds from sale of business                                                      --                4,083
    Proceeds on sale of property, plant and equipment                                 21,604              2,391
                                                                                    --------           --------

             Net cash provided by (used for) investing activities                     10,354            (22,038)
                                                                                    --------           --------

Cash flows from financing activities:
    Payments on long-term obligations                                                 (1,424)            (2,074)
    Net borrowings on notes payable                                                   63,163             49,765
    Purchase of treasury stock                                                       (11,278)              (644)
    Proceeds from exercise of stock options                                            2,331              2,058
                                                                                    --------           --------

             Net cash provided by financing activities                                52,792             49,105
                                                                                    --------           --------

Net decrease in cash and temporary investments                                        (1,174)            (1,071)

Cash and temporary investments at beginning of period                                  1,365              2,690
                                                                                    --------           --------
Cash and temporary investments at end of period                                     $    191           $  1,619
                                                                                    ========           ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998


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

      Inventories -

      Inventories are generally stated at the lower of first-in, first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                               September 30,       December 31,
                                                   1998                1997
                                              -------------        -----------
        Raw material...................       $  40,465,000        $23,840,000
        Work-in-process................          16,863,000          9,789,000
        Finished goods.................          94,504,000         32,641,000
                                              -------------       ------------
                                               $151,832,000        $66,270,000
                                              =============       ============
      Revenue Recognition -

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income Per Common Share -

      Basic net income per common share was computed based on the weighted average number of shares outstanding during the third quarter and nine months ended September 30, 1998 and 1997 - 10,751,697 and 10,882,510 in
         1998 and 10,860,724 and 10,875,072 in 1997. Average outstanding shares used in the computation of diluted net income per share include the impact of dilutive stock options and were 11,006,040 and 11,192,145 in 1998 and 11,497,346 and 11,576,447 in 1997.

      Statements of Cash Flows -

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      See Note 2 for supplemental disclosure of noncash investing activities.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

         On December 23, 1997, the Company sold Rapidforms and its subsidiaries for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $18,972,000 and $57,266,000 for the quarter and nine months ended September 30, 1997.

         On January 17, 1997, the Company acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and repaid $10,665,000 of debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $15,698,000 was recorded as goodwill and is being amortized over twenty years. Subsequent to the acquisition, the operations of Color-Clings were merged into existing operations of the Company and the Company discontinued certain of its product lines. As a result, $3,530,000 of goodwill associated with these lines has been written off in the third quarter of 1998 and was reported in restructuring and other special items on the statement of operations.

(3) RESTRUCTURING AND OTHER SPECIAL ITEMS

On July 7, 1998, a subsidiary of the Company sold a distribution facility for $21,500,000 resulting in a gain of $16,596,000. Pursuant to the sale agreement, the Company has entered into a five year agreement to lease back a portion of the facility from the purchaser. The present value of the future lease payments of $4,192,000 was recorded as deferred revenue on the balance sheet and will offset rental expense over the term of the lease. Earlier in the year, the Company also sold a former administrative building for a gain of $270,000. Partially offsetting these gains were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,062,000 related to the integration of certain functional responsibilities within the Company,
(2) $3,030,000 of charges associated with the write-off of capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $5,708,000 related to the discontinuance of certain ancillary, unprofitable product lines, including the write-off of goodwill and product development costs of $3,855,000 and the establishment of reserves necessary to liquidate the related inventory of $1,853,000.

(4) TREASURY STOCK TRANSACTIONS:

         On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. As of September 30, 1998, the Company had repurchased 342,000 shares for $11,278,000. From October 1, 1998 to November 13, 1998, the Company purchased an additional 628,000 shares for $17,036,000. On November 6, 1998, the Executive Committee of the Board of Directors authorized an additional repurchase of up to 500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

(5) FUTURE ACCOUNTING CHANGES:

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

Restructuring and Other Special Items

     The Company has implemented a restructuring program consisting of the sale of underutilized real estate, the integration of certain functions, the discontinuance of underperforming product lines and the reduction of overhead costs. As a result of the restructuring, a 1,135,000 square foot warehouse of which two-thirds had been previously leased to a third party was sold subject to a leaseback of the space required for the Company's gift wrap operation. The transaction resulted in a gain of $16,596,000. Earlier in the year, the Company also sold a former administrative building for a gain of $270,000. Partially offsetting these gains were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,062,000 related to the integration of certain functional responsibilities within the Company, (2) $3,030,000 of charges associated with the write-off of capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $5,708,000 related to the discontinuance of certain ancillary, unprofitable product lines, including the write-off of goodwill and product development costs of $3,855,000 and the establishment of reserves necessary to liquidate the related inventory of $1,853,000.

     A summary of the components of restructuring and other special items and where they have been reported in the Consolidated Statement of Operations for the quarter and nine months ended September 30, 1998 is provided below:

                                                                             (000's)
                                                          Quarter Ended                   Nine Months
                                                       September 30, 1998           Ended September 30, 1998
                                                 ----------------------------      ---------------------------
                                                                  Effect on                          Effect on
                                                  Pre-tax         Diluted          Pre-tax           Diluted
                                                  Income          Earnings         Income            Earnings
                                                 (Expense)        Per Share       (Expense)          Per Share
                                                 ----------       -----------     ---------          ----------
Cost of sales:
   Inventory disposition costs of
      discontinued product lines                   $ (1,853)        $  (.11)       $ (1,853)           $  (.11)
                                                   --------         -------        --------            -------
Restructuring and other special items:
   Gain on sale of real estate                       16,596             .95          16,866                .97
   Costs to discontinue product lines,
      including goodwill write-off                   (3,855)           (.22)         (3,855)              (.22)
   Blending of operations and
      management functions                              (72)         --              (2,062)              (.12)
   Write-off of systems development costs              (182)           (.01)         (3,030)              (.17)
                                                   --------         -------        --------            -------
                                                     12,487             .72           7,919                .46
                                                   --------         -------        --------            -------

           Total                                   $ 10,634         $   .61        $  6,066            $   .35
                                                   ========         =======        ========            =======

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. As of September 30, 1998, the Company had repurchased 342,000 shares for $11,278,000. From October 1, 1998 to November 13, 1998, the Company purchased an additional 628,000 shares for $17,036,000. On November 6, 1998, the Executive Committee of the Board of Directors authorized an additional repurchase of up to 500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

First Nine Months of 1998 Compared to First Nine Months of 1997

     Consolidated sales for the nine months ended September 30, 1998 were $216,567,000 or 16% above 1997 sales of $186,341,000. The increase in sales was primarily due to higher shipments of Christmas gift wrap, increased sales of Halloween and Easter products and increased sales of Christmas ribbons and bows. These increases were partially offset by lower shipments of non-seasonal decorations.

     Cost of sales, as a percentage of sales was 73% in 1998 and 68% in 1997. Included in cost of sales in the current year is a charge of $1,853,000 to dispose of inventory related to certain peripheral product lines which the Company has discontinued. Net of this charge, cost of sales as a percentage of sales increased to 72% as (1) competitive conditions did not allow for the complete recovery of increased material and labor costs and (2) the Company experienced a greater mix of Christmas gift wrap sales in 1998, which carry lower gross margins compared to other Christmas products. Selling, general and administrative ("SG&A") expenses, as a percentage of sales, decreased to 25% from 27% in 1997. The decrease in SG&A expenses as a percentage of sales was due to the increased sales base and reduced salaries due to the integration of certain management functions.

     Restructuring and other special items resulted in income of $7,919,000 and included the gain of $16,596,000 related to the sale and partial leaseback of a distribution center. This gain was partially offset by the write-off of goodwill and product development expenses related to ancillary product lines which the Company has discontinued, severance and other costs related to the blending of management functions within the Company and the write-off of certain systems development costs.

     Interest expense, net decreased to $2,270,000 from $4,582,000 as the cash received from the sale of Rapidforms resulted in lower borrowing needs. Excluding the impact of the Rapidforms sale, borrowing requirements increased due to the repurchase of the Company's stock and working capital required to fund sales volume increases in 1998. Rental and other income increased to $1,420,000 from $523,000 in 1997 due primarily to income earned on the rental of a portion of a distribution center prior to its sale in July 1998.

     Income taxes as a percentage of income before taxes were 36% in 1998 and 41% in 1997. The full year effective tax rate from continuing operations in 1997 was 38%. The decrease in the effective tax rate from 38% to 36% is primarily attributable to the utilization of previously reserved state net operating loss carryforward tax credits.

     Net income from continuing operations for the nine months ended September 30, 1998 was $7,904,000, or $.71 per share, compared to net income from continuing operations of $3,716,000, or $.32 per share in 1997. The increased income is attributable to the effects of increased sales and non-recurring items as discussed above.

Third Quarter 1998 Compared to Third Quarter 1997

     Consolidated sales for the third quarter of 1998 increased 23% to $152,408,000 in 1998 from $124,069,000 in 1997. The increase in sales was due to increased shipments of Christmas gift wrap, Halloween products and Christmas ribbons and bows. These increases were partially offset by lower sales of non-seasonal decorations.

     Cost of sales, as percentage of sales, was 74% in 1998 compared to 69% in 1997. Included in cost of sales in the third quarter was a non-recurring charge of $1,853,000 for the costs required to dispose of inventory related to certain product lines which were discontinued. Excluding non-recurring items, cost of sales increased to 72% as (1) competitive conditions did not permit the complete recovery of increased material and labor costs and (2) the Company experienced a greater mix of Christmas gift wrap sales in 1998, which carry lower gross margins compared to other Christmas products. SG&A expenses as a percentage of sales decreased to 14% in 1998 from 15% in 1997. The decrease was due to the higher sales base in 1998 and lower salaries resulting from the blending of certain management functions within the Company.

     Restructuring and other special items included the gain on the sale of a distribution facility in the amount of $16,596,000, the write-off of goodwill and product development costs related to discontinued ancillary product lines and the write-off of certain systems development costs.

     Interest expense, net decreased to $1,401,000 from $2,228,000 in 1997 as the cash received from the sale of Rapidforms resulted in lower borrowing needs. Excluding the impact of the Rapidforms sale, cash requirements increased due to the repurchase of the Company's stock and the cash required to fund sales volume increases in 1998. Rental and other income, net increased to $196,000 from $117,000 in 1997.

     Income taxes, as a percentage of income before taxes, decreased to 37% in 1998 from 38% in 1997, primarily as a result of utilization of previously reserved state tax credits.

     For the third quarter, the Company recorded net income from continuing operations of $18,613,000, or $1.69 per share, compared to net income from continuing operations of $11,388,000, or $.99 per share in 1997. The increased was due to the effects of increased sales and non-recurring items as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of $135,302,000 and shareholders' equity of $220,606,000. The decrease in accounts receivable and the increase in inventories from December 31, 1997 reflected seasonal collections of 1997 Christmas accounts receivables net of current year billings and normal seasonal inventory increases necessary for the 1998 shipping season. The increase in other current assets related to product development costs which will be expensed as shipments are made. The decrease in other accrued liabilities reflected payment of 1997 income taxes in the first quarter. The decrease in shareholders' equity is primarily attributable to the repurchase of 342,000 shares of the Company's common stock for $11,278,000 offset, in part, by 1998 net income.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decrease in the first quarter and increase through the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of September 30, 1998, the Company had short-term borrowings of $114,680,000 under this facility. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. These problems, in an extreme case, could render the Company unable to process transactions and engage in the normal course of business.

     To guard against these events, the Company has initiated a comprehensive Year 2000 review and remediation program ("The Year 2000 Program"). Executive management and information system employees throughout the Company have focused on Year 2000 readiness. Each of the Company's subsidiaries and CSS' corporate headquarters have established teams to identify and correct Year 2000 issues. Attention is being given to computer hardware and software, communications equipment, manufacturing equipment and facilities to achieve compliance in all these areas. The teams are also charged with investigating the Year 2000 capabilities of suppliers, customers and other external entities, and with developing contingency plans where necessary. Significant vendors (including, but not limited to, suppliers of materials and manufacturing equipment, freight carriers, landlords, financial institutions and computer hardware and software manufacturers) and customers are being contacted to assess their ability to meet the Year 2000 challenges. These entities are being asked to represent to CSS that they will be able to correctly process transactions with regard to the Year 2000.

     A detailed accounting and assessment of all computer systems and application software utilized throughout the Company's operations has been completed, and plans for establishing compliance have been developed. These plans identify which non-compliant hardware and software will be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. Remediation and testing activities have been completed or are in the process of being completed at all of the Company's subsidiaries and at corporate headquarters. The Company is utilizing employees and, where appropriate, contract labor to reprogram and test software for Year 2000 modifications. CSS anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The cost of this effort is not expected to exceed $250,000 and will be funded through operating cash flows and expensed as incurred.

     The costs of The Year 2000 Program and the time table on which the Company believes it will complete the Year 2000 program are based on management's best estimates, which were derived using assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Although the Company believes the program outlined above should be adequate to address the Year 2000 issue, there can be no assurances to that effect.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form S-K

         (a) By-laws of the Company, as amended and restated to date (last amended September 23, 1998)

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             CSS INDUSTRIES, INC.
                                             ----------------------------
                                             (Registrant)




Date:  November 13, 1998                     By: /s/ James G. Baxter
                                                 -----------------------------
                                                 James G. Baxter
                                                 Executive Vice President,
                                                 Chief Financial Officer  and
                                                 Principal Accounting Officer