Form 10-K
period 1998-12-31
CSS INDUSTRIES INC
filed 1999-03-25
CIK 20629

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the year ended December 31, 1998
                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from -------------------  to -------------------

Commission File Number 1-2661


                              CSS INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                     13-1920657
               --------                                     ----------
     (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   1845 Walnut Street, Philadelphia, PA                       19103
   ------------------------------------                       -----
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code:   (215) 569-9900
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class               Name of each exchange on which registered
----------------------------          -----------------------------------------
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


                                      None
                               ----------------
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /X/

  The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $139,583,239. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on March 2, 1999 ($25.5625 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 1999 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.

  At March 2, 1999, there were outstanding 10,212,010 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).


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


     On December 23, 1997, CSS sold Rapidforms, Inc. and its subsidiaries ("Rapidforms"). As a result of the sale, CSS no longer operates in the Direct Mail Business Products industry.


     The Company has experienced growth through a combination of acquisitions and the expansion of existing operations. The Company's goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating business and by acquiring other businesses with leading market positions.


     PRINCIPAL PRODUCTS -- CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations and decorative ribbons and bows. CSS' Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley's(R) brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks, novelties, and the Illusive Concepts(TM) brand of highly crafted masks. In addition to seasonal products, CSS also designs and markets all-occasion gift wrap, gift bags, tissue paper, decorative products and decorative ribbons and bows to its mass market and wholesale distribution customers and teachers' aids to the education market through school supply distributors and direct-to-retail teachers' stores.


     CSS manufactures and warehouses its products in twelve facilities located in Pennsylvania and Tennessee. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are primarily produced and warehoused in four facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products and are distributed from one facility in northeastern Pennsylvania. Ribbons and bows are manufactured and warehoused in five facilities located in northeastern Pennsylvania. The manufacturing process is vertically integrated. Most ribbon and bow products are made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished goods are warehoused and shipped from both the production facility and a separate facility in Memphis. Other products, designed to the specifications of CSS, are imported from Asian manufacturers.


     SALES AND MARKETING -- Most of CSS' products are sold in the United States and Canada by national and regional account sales managers and by a network of CSS independent manufacturers' representatives. Products are displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales management personnel and the independent manufacturers' representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers' stores. CSS' revenues are seasonal with approximately 65% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine's Day seasons and all-occasion product sales. Seasonal products are generally designed and marketed beginning approximately eighteen to twenty months before the event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal products. Because the products themselves are seasonal, sales terms do not generally require payment until after the holiday, in accordance with industry practice. CSS maintains permanent showrooms in New York City and Memphis, Tennessee where major retail buyers will typically visit for a presentation and review of the new lines. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through independent sales representatives to wholesale distributors who serve the floral, craft and retail packaging trades. Finally, the Company also sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk gift wrap or ribbon products. Custom products are sold and marketed by both independent manufacturers' representatives and by CSS sales managers.

     Due to the ever increasing competitive retail environment, CSS plays a crucial role in helping the retailer to develop programs to meet revenue objectives while appealing to consumers' tastes. These objectives are met through the development and manufacture of custom configured and designed products. CSS' years of experience in program development and product quality are key competitive advantages in helping the retailers meet their objectives.

     COMPETITION -- CSS competes with various companies in each of its product offerings. In Christmas boxed cards, CSS competes with the Plus Mark(R) line of American Greetings Corporation, among others. CSS' gift tag line competes with Plus Mark(R), CPS Corporation and Jean Marie Creations, Inc. Competition with regard to classroom exchange Valentines includes Hallmark Cards, Inc., among others. In the ribbon and bow category there are a variety of large and small domestic companies, including Plus Mark(R), Hollywood Ribbon, Inc., CPS Corporation, Equality Specialties, Inc., Delaware Ribbon Manufacturers, Inc.,
C. M. Offray and Son, Inc. and Variety Accessories. In Christmas gift wrap, CSS competes primarily with Plus Mark(R) and CPS Corporation. CSS' Dudley's(R) brand Easter egg dye products compete with the PAAS(R) brand of Schering-Plough HealthCare Products, among others. Competitors offering Halloween products include Disguise, Inc., Fun World, Inc. and Rubie's Costume Co., Inc. Certain of these competitors are larger and have greater resources than the Company. Historically, CSS has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. In recent years, these companies have expanded their promotional offerings to the mass market retail distribution channel.

     CSS believes its products are positioned adequately for continued growth in their primary markets. Since competition is based primarily on price, timely delivery, creative design and increasingly, the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS' product driven focus combined with consistent service levels allows it to compete effectively in its core markets.


Employees

     At March 2, 1999, approximately 2,185 persons were employed by CSS (increasing to approximately 3,774 as seasonal employees are added).

     With the exception of the bargaining unit at the gift wrap facilities in Memphis, Tennessee, which included 430 employees as of March 2, 1999, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

     The Company believes that relationships with all of its employees are good.

Item 2. Properties

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:



                                                         Approximate Square Feet
                                                       ---------------------------
Location            Use                                    Owned         Leased
-----------------   --------------------------------   ------------   ------------
   Elysburg, PA     Manufacturing and distribution        253,000             --
   Elysburg, PA     Manufacturing                          68,000             --
   Danville, PA     Distribution                          133,000             --
   Troy, PA         Manufacturing and distribution        223,000             --
   Canton, PA       Distribution                          135,000             --
   Berwick, PA      Manufacturing and distribution        165,000             --
   Berwick, PA      Manufacturing and distribution        220,000             --
   Berwick, PA      Distribution                          226,000             --
   Berwick, PA      Distribution                               --        423,000
   Berwick, PA      Distribution                               --         36,000
   Memphis, TN      Manufacturing and distribution             --        986,000
   Memphis, TN      Distribution                               --        366,000
                                                          -------        -------
     Total                                              1,423,000      1,811,000
                                                        =========      =========


     The Company also utilizes owned and leased space aggregating 84,000 square feet for various administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

     The Company is also the lessee of approximately 130,000 square feet of office and retail space (which was related to former operations) which have been subleased by the Company, as sublessor, to various sublessees.


Item 3. Legal Proceedings

     Effective November 15, 1995, CSS acquired all of the outstanding shares of Cleo from Gibson Greetings, Inc. ("Gibson") in accordance with a stock purchase agreement dated October 3, 1995. The purchase price was subject to adjustment based on the Closing Date Statement of Net Equity of Cleo at November 15, 1995 (the "Statement"). Based upon the Statement prepared by Cleo, CSS requested that Gibson consent to the release to CSS of the $12,000,000 of the purchase price held in escrow for the resolution of such purchase price adjustments and the payment of any indemnification claims. Gibson disagreed with the Statement and believed that none of the $12,000,000 held in escrow should be released to CSS. The disagreement relates primarily to the valuation of Cleo's inventory. CSS and Gibson engaged an independent public accounting firm to resolve the disputed items on the Statement.

     In February 1999, CSS was awarded approximately $11,200,000, including interest, by the independent public accounting firm charged with the resolution of the disputed items. The funds were subsequently released from escrow. The award increased slightly the goodwill recorded on the 1998 balance sheet and had no impact on 1998 results of operations. Upon receipt of the award, CSS moved for judicial confirmation. In March 1999, Gibson objected to confirmation and has sought to vacate the award.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Part II
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Principal Market for Common Stock

     The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the calendar quarters during 1998 and 1997.

                                                          High         Low
                                                          ----         ---
1998
----
 First Quarter ...............................         $  36        $ 26 7/8
 Second Quarter ..............................            33 7/8      31 7/8
 Third Quarter ...............................            33 7/16     27 5/8
 Fourth Quarter ..............................            31 3/4      26 5/8

1997
----
 First Quarter ...............................          $ 30 1/8    $ 25 1/4
 Second Quarter ..............................            34 3/4      29 1/2
 Third Quarter ...............................            39 1/4      30 7/16
 Fourth Quarter ..............................            37 1/2      30 11/16


(b) Holders of Common Stock

     At March 2, 1999, there were approximately 1,900 holders of the Company's Common Stock.

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

     At March 2, 1999, there were no shares of preferred stock outstanding.

Item 6. Selected Financial Data

(In thousands, except per share amounts)


                                                                        Years Ended December 31,
                                                -------------------------------------------------------------------------
                                                   1998(a)           1997          1996(b)        1995(b)       1994(c)
                                                -------------   -------------   -------------   -----------   -----------
Statement of Operations Data:
 Sales ......................................     $ 400,691       $ 357,720       $ 323,051      $202,294      $153,440
 Income from continuing operations before
   income taxes .............................        37,926          30,442          27,499        16,733        14,514
 Income from continuing operations ..........        24,276          18,871          17,110        10,084         8,817
 Income from discontinued operations, net of
   income taxes .............................            --           6,348           5,234         5,691         5,324
 Gain on sale of discontinued operations, net
   of income taxes ..........................            --          17,871              --            --         9,661
 Net income .................................        24,276          43,090          22,344        15,775        23,802
 Income from continuing operations per
   common share --
   Basic ....................................          2.26            1.74            1.59           .94           .77
   Diluted ..................................          2.21            1.67            1.55           .93           .76

Balance Sheet Data:
 Working capital ............................       145,165         129,245          71,780        66,395        72,075
 Total assets ...............................       376,590         342,362         330,122       356,388       180,744
 Short-term debt ............................        96,198          52,524          99,027       129,618           678
 Long-term debt .............................         2,131           2,580           3,762        16,915         5,656
 Shareholders' equity .......................     $ 220,493       $ 221,649       $ 176,752      $153,856      $142,980


(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items. For a complete description of these items, see Management's Discussion and Analysis of Financial Conditions and Results of Operations.

(b) Restated to reflect the historical results of Rapidforms as a discontinued operation.

(c) Restated to reflect the historical results of Rapidforms and Ellisco as discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Acquisitions and Divestitures

     On December 23, 1997, the Company sold its Direct Mail Business Products Group, composed of Rapidforms and its subsidiaries, for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $81,654,000 and $89,028,000 in 1997 and 1996, respectively.

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


Litigation

     In February 1999, CSS was awarded approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The funds were subsequently released from escrow. The award increased slightly the goodwill recorded on the 1998 balance sheet and had no impact on 1998 results of operations. Upon receipt of the award, CSS moved for judicial confirmation. In March 1999, Gibson objected to confirmation and has sought to vacate the award.



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


Restructuring and Other Special Items

     The Company implemented a restructuring program in 1998 consisting of the sale of underutilized real estate, the integration of certain functions, the discontinuance of under-performing product lines and the reduction of overhead costs. As a result of the restructuring, a 1,135,000 square foot warehouse, two-thirds of which had been previously leased to a third party, was sold subject to a leaseback of the space required for the Company's gift wrap operation. The transaction resulted in a gain of $16,596,000. Earlier in the year, the Company also sold an administrative building for a gain of $270,000. Partially offsetting these gains were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,530,000 related to the integration of certain functional responsibilities within the Company,
(2) $3,102,000 of charges associated with the write-off of previously capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $5,925,000 related to the discontinuance of certain ancillary, unprofitable products lines, including the write-off of goodwill and product development costs of $3,982,000 and the establishment of reserves necessary to liquidate the related inventory of $1,943,000.

     A summary of total restructuring and other special items for the year ended December 31, 1998 is provided below:

                                                              Year Ended
                                                          December 31, 1998
                                                       ------------------------
                       (000's)                                        Effect on
                                                         Pre-tax       Diluted
                                                          Income      Earnings
                                                        (Expense)     Per Share
                                                       -----------   ----------
          Cost of sales:
            Inventory disposition costs of
              discontinued product lines                  $ (1,943)    $(.11)
                                                          --------     -----
          Restructuring and other special items:
            Gain on sale of real estate                     16,866       .98
            Costs to discontinue product lines,
              including goodwill write-off                  (3,982)     (.23)
            Integration of operations and
              management functions                          (2,530)     (.15)
            Write-off of systems development costs          (3,102)     (.18)
                                                          --------     -----
                                                             7,252       .42
                                                          --------     -----
              Total                                       $  5,309     $ .31
                                                          ========     =====

Results of Operations

     Consolidated sales for 1998 increased by 12% to $400,691,000 from $357,720,000. The increase was primarily attributable to volume increases in sales of Christmas products. Consolidated sales for 1997 increased by 11% primarily as a result of incremental sales provided by the January 17, 1997 acquisition of Color-Clings. Excluding Color-Clings, sales increased 1% as increased Halloween, Valentine and ribbon and bow sales were substantially offset by a decrease in sales of Christmas paper products.

     As a percentage of sales, cost of sales was 73% in 1998, 71% in 1997 and 72% in 1996. Included in cost of sales in the current year is a charge of $1,943,000 to dispose of inventory related to certain peripheral product lines which the Company has discontinued. Net of this charge, cost of sales as a percentage of sales increased as competitive conditions did not allow for the complete recovery of increased raw material costs, particularly raw paper. Cost of sales as a percentage of sales decreased to 71% in 1997 from 72% in 1996 due primarily to increased efficiencies at the Company's ribbon and bow operation, reduced reserve requirements and lower sales of close-out gift wrap merchandise, and reduced workers compensation expense due to better loss experience in recent years. These improvements were offset, in part, by lower selling prices of certain Christmas products and increased labor and overhead costs at the Company's gift wrap operation caused by operational problems associated with the implementation of a new, fully integrated business management system.

     Selling, general and administrative expenses, as a percentage of sales, was 18% in 1998, 19% in 1997 and 18% in 1996. The decrease in 1998 was the result of CSS' increased sales base as well as the integration of certain management functions. The increase in 1997 was primarily due to incrementally higher selling, general and administrative expenses of Color-Clings, incremental costs associated with the implementation of a new, fully integrated business management system at the Company's gift wrap operation, higher sales commissions and higher salaries.

     Interest expense, net was $4,445,000 in 1998, $7,178,000 in 1997 and
$8,035,000 in 1996. The decrease in 1998 was primarily attributable to lower borrowings due to cash received from the sale of Rapidforms at the end of 1997. Excluding the impact of the Rapidforms sale, cash requirements increased due to the repurchase of the Company's stock and working capital required to fund sales volume increases in 1998. The decrease in 1997 was primarily due to lower average borrowings during the year as operating cash generated from the 1996 selling season more than offset incremental cash expended for the acquisition of Color-Clings.

     Restructuring and other special items resulted in income of $7,252,000 and included the gain of $16,596,000 related to the sale and partial leaseback of a distribution center. This gain was partially offset by the write-off of goodwill and product development expenses related to ancillary product lines which the Company has discontinued, severance and other costs related to the integration of management functions within the Company and the write-off of certain systems development costs.

     Rental and other income, net was $1,647,000 in 1998, $2,143,000 in 1997 and $1,158,000 in 1996. The decrease in 1998 resulted from lower income related to sublease interests. The increase in 1997 was primarily due to the sale of a sublease interest and incremental rental income of a distribution facility.

     Income before income taxes was $37,926,000, or 9% of sales in 1998, $30,442,000, or 9% of sales in 1997 and $27,499,000, or 9% of sales in 1996.

     Income taxes as a percentage of income before income taxes was 36% in 1998 and 38% in 1997 and 1996. The decrease in 1998 was primarily due to the reduced impact of non-deductible goodwill as a percentage of pre-tax income and lower state tax expense.

     Income from continuing operations increased 29% in 1998 to $24,276,000 and increased 10% in 1997 to $18,871,000. Income from continuing operations per diluted share rose 32% in 1998 to $2.21 per share and increased 8% in 1997 to $1.67 per share.

     Net income to common shareholders for the year ended December 31, 1998 was $24,276,000, or $2.21 per share, compared to net income to common shareholders of $43,090,000, or $3.81, per share in 1997.


     Excluding the restructuring and other special items discussed above, including those recorded as part of cost of sales, income before taxes was $32,617,000 or 8% of sales. The decrease as a percentage of sales from 1997 is due to competitive conditions prohibiting the complete recovery of increased raw material costs. On that same basis, net income was $20,878,000, or $1.90 per diluted share. The increase over 1997 is primarily attributable to lower interest expense.


Inflation

     The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. The U.S. inflation rate has been modest the past several years and the Company conducts the majority of its business using U.S. currency. The ability to pass on inflationary costs is uncertain due to general economic conditions and competitive situations. The Company attempts to alleviate inflationary material and labor pressures by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity, and improving design and manufacturing techniques.


Liquidity and Capital Resources

     At December 31, 1998, the Company had working capital of $145,165,000 and shareholders' equity of $220,493,000. The increase in accounts receivable, net of reserves, from $165,761,000 in 1997 to $182,983,000 in 1998 reflected increased sales volume compared to 1997. Inventories, net of reserves, increased from $66,270,000 to $81,406,000 due primarily to earlier purchases and production for 1999 and increased seasonal inventory carryover. Property, plant and equipment increased from $44,868,000 in 1997 to $49,409,000 in 1998 due to incremental investments in information systems and manufacturing equipment. The decrease in accrued income taxes reflected the paydown of taxes from the proceeds of the sale of Rapidforms.


     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 75 percent of sales being Christmas and Halloween related. As payment for sales of Christmas and Halloween related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At December 31, 1998, there was $95,320,000 outstanding under this facility. In February, the Company repaid all amounts outstanding on the facility by utilizing the proceeds from the collection of trade accounts receivable. For information concerning the revolving credit facility, see Note 8 of Notes to Consolidated Financial Statements.


     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. During 1998, the Company repurchased 986,400 shares for $28,771,000. On November 6, 1998, the Executive Committee of the Board of Directors authorized an additional repurchase of up to 500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.


Year 2000 Readiness Disclosure

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

     To guard against these events, the Company has initiated a comprehensive Year 2000 review and remediation program (the "Year 2000 Program"). Each of the Company's subsidiaries and CSS' corporate headquarters have established teams, which include members of executive management, to identify and correct Year 2000 issues. Attention is being given to computer hardware and software, communications equipment, manufacturing equipment and facilities to achieve compliance in all these areas. The teams are also charged with investigating the Year 2000 capabilities of suppliers, customers and other external entities, and with developing contingency plans where necessary. Significant vendors (including, but not limited to, suppliers of materials and manufacturing equipment, freight carriers, landlords, financial institutions and computer hardware and software manufacturers) and customers are being contacted to assess their ability to meet the Year 2000 challenges. These entities are being asked to represent to CSS that they will be able to correctly process transactions with regard to the Year 2000.

     A detailed accounting and assessment of all computer systems and application software utilized throughout the Company's operations has been completed, and plans for establishing compliance have been developed. These plans identify which non-compliant hardware and software will be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. Remediation and testing activities have been completed or are in the process of being completed at all of the Company's subsidiaries and at corporate headquarters. The Company is utilizing employees and, where appropriate, contract labor to reprogram and test software for Year 2000 modifications. CSS anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The external cost of this effort is not expected to exceed $250,000 and will be funded through operating cash flows and expensed as incurred.

     The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission critical systems will be developed and integrated with the existing contingency plans where appropriate by December 1999.

     The costs of the Year 2000 Program and the time table on which the Company believes it will complete the Year 2000 Program are based on management's best estimates, which were derived using assumptions of future events. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Although the Company believes the program outlined above should be adequate to address the Year 2000 issue, there can be no assurances to that effect.


Forward Looking Cautionary Statements

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information related to the Company's capital resources and the costs related to operational decisions, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, and factors discussed elsewhere in this report and the documents incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal.

CSS Industries, Inc.
and Subsidiaries
Item 8. Financial Statements

                                     INDEX

                                                                                                                  Page
                                                                                                                 ------
Report of Independent Public Accountants .......................................................................     29

Consolidated Balance Sheets -- December 31, 1998 and 1997 ......................................................   30-31

 Consolidated Statements of Operations -- for the years ended December 31, 1998, 1997 and 1996 ..................    32

 Consolidated Statements of Cash Flows -- for the years ended December 31, 1998, 1997 and 1996 ..................    33

Consolidated Statements of Shareholders' Equity -- for the years ended December 31, 1998, 1997 and 1996 .........  34-35

Notes to Consolidated Financial Statements ......................................................................  36-45


                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of CSS Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Philadelphia, PA
 February 16, 1999

CSS Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                      December 31,
                                                               ---------------------------
                                                                   1998           1997
                           ASSETS                              ------------   ------------
CURRENT ASSETS
 Cash and temporary investments ............................    $   2,587      $   1,365
 Accounts receivable, net of allowance for doubtful accounts
   of $1,772 and $2,292 ....................................      182,983        165,761
 Inventories ...............................................       81,406         66,270
 Deferred income taxes .....................................        3,389            726
 Other current assets ......................................       20,210          9,909
                                                                ---------      ---------
   Total current assets ....................................      290,575        244,031
                                                                ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
 Land ......................................................          472            472
 Buildings, leasehold interests and improvements ...........       26,149         24,454
 Machinery, equipment and other ............................       63,424         55,006
                                                                ---------      ---------
                                                                   90,045         79,932

 Less -- Accumulated depreciation and amortization .........      (40,636)       (35,064)
                                                                ---------      ---------
   Net property, plant and equipment .......................       49,409         44,868
                                                                ---------      ---------

OTHER ASSETS
Intangible assets, net of accumulated amortization of $7,249
 and $6,069 ................................................       34,508         38,648
Deferred income taxes ......................................           --            330
Other ......................................................        2,098         14,485
                                                                ---------      ---------
   Total other assets ......................................       36,606         53,463
                                                                ---------      ---------
                                                                $ 376,590      $ 342,362
                                                                =========      =========

                                                                                   December 31,
                                                                             -------------------------
                                                                                 1998          1997
                   LIABILITIES AND SHAREHOLDERS' EQUITY                      -----------   -----------
CURRENT LIABILITIES
 Notes payable ...........................................................    $  95,320     $  51,570
 Current portion of long-term debt .......................................          878           954
 Accounts payable ........................................................       13,539        14,679
 Accrued payroll and other compensation ..................................        6,231         6,447
 Accrued income taxes ....................................................        8,217        20,752
 Accrued expenses ........................................................       21,225        20,384
                                                                              ---------     ---------
   Total current liabilities .............................................      145,410       114,786
                                                                              ---------     ---------

LONG-TERM DEBT, NET OF CURRENT PORTION ...................................        2,131         2,580
                                                                              ---------     ---------
OTHER LONG-TERM OBLIGATIONS ..............................................        6,627         3,347
                                                                              ---------     ---------
DEFERRED INCOME TAXES ....................................................        1,929            --
                                                                              ---------     ---------
COMMITMENTS AND CONTINGENCIES ............................................           --            --
SHAREHOLDERS' EQUITY
 Preferred stock, Class 2, $.01 par, authorized 1,000,000 shares .........           --            --
 Common stock, $.10 par, authorized 20,000,000 shares, issued
   12,366,566 shares .....................................................        1,237         1,237
 Additional paid-in capital ..............................................       28,274        28,248
 Retained earnings .......................................................      239,024       214,748
 Common stock in treasury 2,234,811 and 1,429,977 shares, at cost ........      (48,042)      (22,584)
                                                                              ---------     ---------
   Total shareholders' equity ............................................      220,493       221,649
                                                                              ---------     ---------
                                                                              $ 376,590     $ 342,362
                                                                              =========     =========

                See notes to consolidated financial statements.

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)


                                                                            Years Ended December 31,
                                                                     ---------------------------------------
                                                                         1998          1997          1996
                                                                     -----------   -----------   -----------
SALES ............................................................    $400,691      $357,720      $323,051
                                                                      --------      --------      --------
COSTS AND EXPENSES
 Cost of sales ...................................................     294,326       252,687       230,997
 Selling, general and administrative expenses ....................      72,893        69,556        57,678
 Restructuring and other special items ...........................      (7,252)           --            --
 Interest expense, net of interest income of $59, $152, and $147         4,445         7,178         8,035
 Rental and other income, net ....................................      (1,647)       (2,143)       (1,158)
                                                                      --------      --------      --------
                                                                       362,765       327,278       295,552
                                                                      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES ....................................................      37,926        30,442        27,499
INCOME TAXES .....................................................      13,650        11,571        10,389
                                                                      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS ................................      24,276        18,871        17,110
DISCONTINUED OPERATIONS
 Income from discontinued operations, net of income taxes of
   $4,673 in 1997 and $4,000 in 1996 .............................          --         6,348         5,234
 Gain on sale of discontinued operations, net of income taxes of
   $13,635 in 1997 ...............................................          --        17,871            --
                                                                      --------      --------      --------
NET INCOME .......................................................    $ 24,276      $ 43,090      $ 22,344
                                                                      ========      ========      ========
NET INCOME PER COMMON SHARE
 Basic
   Continuing operations .........................................    $   2.26      $   1.74      $   1.59
   Discontinued operations .......................................          --           .59           .49
   Gain on sale of discontinued operations .......................          --          1.64            --
                                                                      --------      --------      --------
                                                                      $   2.26      $   3.97      $   2.08
                                                                      ========      ========      ========
 Diluted
   Continuing operations .........................................    $   2.21      $   1.67      $   1.55
   Discontinued operations .......................................          --           .56           .48
   Gain on sale of discontinued operations .......................          --          1.58            --
                                                                      --------      --------      --------
                                                                      $   2.21      $   3.81      $   2.03
                                                                      ========      ========      ========

                See notes to consolidated financial statements.

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)



                                                                                       Years Ended December 31,
                                                                              ------------------------------------------
                                                                                  1998           1997           1996
                                                                              ------------   ------------   ------------
Cash flows from operating activities:
 Net income ...............................................................    $  24,276      $  43,090      $  22,344
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ..........................................        9,019          7,665          4,883
   Write-down of goodwill .................................................        3,530             --             --
   Provision for doubtful accounts ........................................        1,406            903          1,821
   Deferred tax (benefit) provision .......................................         (403)         3,248         (1,215)
   (Gain) loss on sale or disposal of assets ..............................      (14,774)            95           (114)
   (Gain) on sale of marketable securities ................................           --             --           (251)
   (Gain) on sale of discontinued operations ..............................           --        (17,871)            --
   Changes in assets and liabilities of discontinued operations ...........           --         (9,689)        (1,562)
   Changes in assets and liabilities, net of effects from purchases and disposal of businesses:
    (Increase) decrease in accounts receivable ............................      (18,628)       (14,902)        14,070
    (Increase) decrease in inventories ....................................      (15,136)        (9,388)        19,969
    Decrease (increase) in other assets ...................................          859         (3,464)           271
    (Decrease) increase in accounts payable ...............................       (1,140)        (6,045)           804
    (Decrease) increase in accrued taxes ..................................      (11,917)          (274)         1,918
    Increase (decrease) in accrued expenses ...............................          618         (6,007)        (6,806)
                                                                               ---------      ---------      ---------
     Total adjustments ....................................................      (46,566)       (55,729)        33,788
                                                                               ---------      ---------      ---------
     Net cash (used for) provided by operating activities .................      (22,290)       (12,639)        56,132
                                                                               ---------      ---------      ---------
Cash flows from investing activities:
 Proceeds on sale of marketable securities ................................           --             --            724
 Purchases of businesses, net of cash received of $0, $976 and $50.........           --        (17,564)        (1,581)
 Purchase of property, plant and equipment ................................      (14,800)       (13,682)       (13,449)
 Proceeds from sale of businesses .........................................           --         88,718             --
 Proceeds from sale of assets .............................................       21,743          2,422          1,732
                                                                               ---------      ---------      ---------
     Net cash provided by (used for) investing activities .................        6,943         59,894        (12,574)
                                                                               ---------      ---------      ---------
Cash flows from financing activities:
 Payments on long-term obligations ........................................       (1,131)        (2,832)       (15,390)
 Borrowings (repayments) on notes payable .................................       43,750        (46,805)       (29,149)
 Purchase of treasury stock ...............................................      (28,771)          (644)          (994)
 Proceeds from exercise of stock options ..................................        2,721          1,701          1,473
                                                                               ---------      ---------      ---------
     Net cash provided by (used for) financing activities .................       16,569        (48,580)       (44,060)
                                                                               ---------      ---------      ---------
Effect of exchange rate changes on cash ...................................           --             --            274
                                                                               ---------      ---------      ---------
Net increase (decrease) in cash and temporary investments .................        1,222         (1,325)          (228)
Cash and temporary investments at beginning of year .......................        1,365          2,690          2,918
                                                                               ---------      ---------      ---------
Cash and temporary investments at end of year .............................    $   2,587      $   1,365      $   2,690
                                                                               =========      =========      =========

                See notes to consolidated financial statements.

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of
Shareholders' Equity
(In thousands, except share amounts)


                                                        Preferred Stock          Common Stock         Additional
                                                      -------------------   -----------------------     Paid-in
                                                       Shares     Amount       Shares       Amount      Capital
                                                      --------   --------   ------------   --------   -----------
BALANCE, JANUARY 1, 1996 ..........................       --      $  --      12,193,848     $1,219     $ 27,087
 Issuance of common stock upon exercise of
   stock options ..................................       --         --          99,242         10        1,588
 Increase in treasury shares ......................       --         --              --         --           --
 Unrealized gain on marketable securities .........       --         --              --         --           --
 Foreign currency translation adjustment ..........       --         --              --         --           --
 Net income .......................................       --         --              --         --           --
                                                        ----      -----      ----------     ------     --------

BALANCE, DECEMBER 31, 1996 ........................       --         --      12,293,090      1,229       28,675
 Issuance of common stock upon exercise of
   stock options ..................................       --         --          73,476          8          573
 Increase in treasury shares ......................       --         --              --         --           --
 Redemption of outstanding options ................       --         --              --         --       (1,000)
 Foreign currency translation adjustment ..........       --         --              --         --           --
 Net income .......................................       --         --              --         --           --
                                                        ----      -----      ----------     ------     --------

BALANCE, DECEMBER 31, 1997 ........................       --         --      12,366,566      1,237       28,248
 Issuance of common stock upon exercise of
   stock options ..................................       --         --              --         --           26
 Increase in treasury shares ......................       --         --              --         --           --
 Net income .......................................       --         --              --         --           --
                                                        ----      -----      ----------     ------     --------

BALANCE, DECEMBER 31, 1998 ........................       --      $  --      12,366,566     $1,237     $ 28,274
                                                        ====      =====      ==========     ======     ========


                              Cumulative
              Unrealized       Foreign               Common Stock
                Gain on        Currency              in Treasury
 Retained     Marketable     Translation    -------------------------------
 Earnings     Securities      Adjustment         Shares           Amount         Total
----------   ------------   -------------   ---------------   -------------   -----------
 $149,314       $  327         $ (463)         (1,479,832)      $ (23,628)     $ 153,856

       --           --             --                  --              --          1,598
       --           --             --             (43,948)           (994)          (994)
       --         (327)            --                  --              --           (327)
       --           --            275                  --              --            275
   22,344           --             --                  --              --         22,344
 --------       ------         ------          ----------       ---------      ---------

  171,658           --           (188)         (1,523,780)        (24,622)       176,752

       --           --             --             118,642           2,682          3,263
       --           --             --             (24,839)           (644)          (644)
       --           --             --                  --              --         (1,000)
       --           --            188                  --              --            188
   43,090           --             --                  --              --         43,090
 --------       ------         ------          ----------       ---------      ---------

  214,748           --             --          (1,429,977)        (22,584)       221,649

       --           --             --             181,566           3,313          3,339
       --           --             --            (986,400)        (28,771)       (28,771)
   24,276           --             --                  --              --         24,276
 --------       ------         ------          ----------       ---------      ---------

 $239,024       $   --         $   --          (2,234,811)      $ (48,042)     $ 220,493
 ========       ======         ======          ==========       =========      =========

CSS Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1998

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

     Restatement of Prior Years Financial Statements
     On December 23, 1997, the Company sold its Direct Mail Business Products Group, composed of Rapidforms, Inc. and its subsidiaries ("Rapidforms"). The gain on the sale and the operating results of Rapidforms prior to the sale have been accounted for as discontinued operations and, accordingly, have been segregated on the statement of operations. The 1996 financial statements and footnotes have also been restated to conform to the current year presentation.

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

     Inventories
     Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,516,000 and $1,651,000 at December 31, 1998 and 1997, respectively. Inventories consisted of the following:

                                      1998         1997
     (in thousands)                 -------      -------
      Raw material .............    $30,636      $23,840
      Work-in-process ..........     12,992        9,789
      Finished goods ...........     37,778       32,641
                                    -------      -------
                                    $81,406      $66,270
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

     Net Income Per Common Share

     The following table sets forth the computation of basic net earnings per share and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:

                                                1998 (a)         1997           1996
                  (000's)                     ------------   ------------   ------------
Numerator:
 Net income
   Continuing operations ..................     $ 24,276       $ 18,871       $ 17,110
   Discontinued operations ................           --          6,348          5,234
   Gain on sale of discontinued
    operations ............................           --         17,871             --
                                                --------       --------       --------
    Total .................................     $ 24,276       $ 43,090       $ 22,344
Denominator:
 Weighted average shares outstanding
   for basic earnings per share ...........       10,737         10,850         10,731
 Effect of dilutive stock options .........          271            442            276
                                                --------       --------       --------
 Adjusted weighted average shares out-
   standing for diluted earnings per
   share ..................................       11,008         11,292         11,007
                                                ========       ========       ========
Basic earnings per share
 Continuing operations ....................     $   2.26       $   1.74       $   1.59
 Discontinued operations ..................           --            .59            .49
 Gain on sale of discontinued operations              --           1.64             --
                                                --------       --------       --------
 Total ....................................     $   2.26       $   3.97       $   2.08
                                                ========       ========       ========
Diluted earnings per share
 Continuing operations ....................     $   2.21       $   1.67       $   1.55
 Discontinued operations ..................           --            .56            .48
 Gain on sale of discontinued operations              --           1.58             --
                                                --------       --------       --------
   Total ..................................     $   2.21       $   3.81       $   2.03
                                                ========       ========       ========

(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items. For a complete description of these items, see Note 3.

Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

                Supplemental Schedule of Cash Flow Information


        (In thousands)                               1998        1997        1996
                                                  ---------   ---------   ---------
      Cash paid during the year for:
        Interest ..............................    $ 4,011     $ 7,009     $ 8,595
                                                   =======     =======     =======
        Income taxes ..........................    $24,126     $12,538     $13,076
                                                   =======     =======     =======

      Details of acquisitions:
        Fair value of assets acquired .........         --     $35,988     $ 2,430
        Liabilities assumed ...................         --      17,448         799
                                                   -------     -------     -------

        Cash paid .............................         --      18,540       1,631
        Less cash acquired ....................         --         976          50
                                                   -------     -------     -------
      Net cash paid for acquisitions ..........    $    --     $17,564     $ 1,581
                                                   =======     =======     =======


See Note 2 for supplemental disclosure of non-cash investing activities.


(2) BUSINESS ACQUISITIONS AND DIVESTITURES:

     On December 23, 1997, the Company sold Rapidforms and its subsidiaries for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $81,654,000 and $89,028,000 in 1997 and 1996, respectively.

     On January 17, 1997, the Company acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and assumed and repaid $10,665,000 of outstanding debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $15,698,000 was recorded as goodwill and is being amortized over twenty years. During 1998, a substantial portion of the operations of Color-Clings was merged into existing operations of the Company and the Company discontinued certain of its product lines. Accordingly, the Company evaluated the goodwill associated with these product lines and determined that a writedown of $3,530,000 of goodwill associated with the Color-Clings acquisition was necessary. This amount was reported in restructuring and other special items in the 1998 Consolidated Statement of Operations.


(3) RESTRUCTURING AND OTHER SPECIAL ITEMS:

     On July 7, 1998, a subsidiary of the Company sold a distribution facility for $21,500,000 resulting in a gain of $16,596,000. Pursuant to the sale agreement, the Company has entered into a five year agreement to lease back a portion of the facility from the purchaser. The present value of the future lease payments of $4,192,000 was recorded as deferred revenue on the balance sheet and will offset rental expense over the term of the lease. Earlier in the year, the Company also sold an administrative building for a gain of $270,000. Partially offsetting these gains were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,530,000 related to the integration of certain functional responsibilities within the Company,
(2) $3,102,000 of charges associated with the write-off of previously capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $3,982,000 related to the discontinuance of certain ancillary, unprofitable product lines, including the write-off of goodwill and product development costs. The Company also recorded $1,943,000 in Cost of Sales to reserve for the liquidation of inventory related to discontinued product lines.

(4) TREASURY STOCK TRANSACTIONS:

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. On November 6, 1998, the Executive Committee of the Board of Directors authorized an additional repurchase of up to 500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of December 31, 1998, the Company had repurchased 986,400 shares for $28,771,000.


(5) STOCK OPTION PLANS:

     Under the terms of the CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 1998, options to acquire 212,000 shares were available under the 1995 Plan.

     Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. At December 31, 1998, options to acquire 871,675 shares were available for grant under the 1994 Plan.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced in 1998, 1997 and 1996 as follows:

                                                                                  1998           1997           1996
                  (in thousands, except per share values)                     ------------   ------------   ------------
Income from continuing operations -- as reported ..........................     $ 24,276       $ 18,871       $ 17,110
Income from continuing operations -- pro forma ............................       21,902         16,803         16,132

Basic income per share from continuing operations -- as reported ..........     $   2.26       $   1.74       $   1.59
Basic income per share from continuing operations -- pro forma ............     $   2.04       $   1.55       $   1.50

Diluted income per share from continuing operations -- as reported ........     $   2.21       $   1.67       $   1.55
Diluted income per share from continuing operations -- pro forma ..........     $   1.99       $   1.49       $   1.48

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       1997          1996         1995
                                                   -----------   -----------   ----------
      Expected dividend yield ..................         0%             0%            0%
      Expected stock price volatility ..........        32%            30%           22%
      Risk-free interest rate ..................      5.73%          5.84%         5.50%
      Expected life of option ..................   4.7 years     4.8 years     4.5 years


     Transactions from January 1, 1996 through December 31, 1998, under the above plans were as follows:

                                                                                             Weighted       Weighted
                                                         Number          Option Price         Average     Average Life
                                                       of Shares           per Share           Price       Remaining
                                                     -------------   --------------------   ----------   -------------
Options outstanding at January 1, 1996 ...........       905,000      $13.88  -- 22.25      $16.47        3.18 years
   Granted .......................................       478,500       20.63  -- 25.63       21.04
   Exercised .....................................       (99,242)      13.88  -- 16.00       14.84
   Canceled ......................................       (60,000)      15.81  -- 20.63       17.70
                                                         -------     --------------------   -------

Options outstanding at December 31, 1996 .........     1,224,258       14.38  -- 25.63       18.26        2.95 years
   Granted .......................................       549,500       25.88  -- 33.13       26.49
   Exercised .....................................      (216,403)      14.38  -- 25.63       16.31
   Canceled ......................................      (121,257)      15.06  -- 31.75       24.15
                                                       ---------     --------------------   -------

Options outstanding at December 31, 1997 .........     1,436,098       15.38  -- 33.13       21.31        2.80 years
   Granted .......................................       233,400       27.31  -- 33.94       28.13
   Exercised .....................................      (229,098)      15.38  -- 25.88       17.69
   Canceled ......................................      (193,825)      15.38  -- 33.44       23.57
                                                       ---------     --------------------   -------

Options outstanding at December 31, 1998 .........     1,246,575     $16.00  --  $33.94     $ 22.90       2.20 years
                                                       =========     ====================   =======
Options exercisable at December 31, 1998 .........       522,125     $16.00  --  $33.13     $ 19.91
                                                       =========     ====================   =======

     In 1997 the Company redeemed outstanding stock options granted to the former owner of a subsidiary. The amount paid of $1,000,000 was charged directly to additional paid in capital.


(6) PROFIT SHARING PLANS:

     The Company maintains defined contribution profit sharing plans covering substantially all of their employees as of December 31, 1998. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated profit sharing expense for the years ended December 31, 1998, 1997 and 1996 was $2,550,000, $2,407,000
and $2,164,000, respectively.


(7) FEDERAL INCOME TAXES:

     The following table summarizes the provision for U.S. federal, state and foreign taxes on income:



                               1998         1997        1996
      (in thousands)        ----------   ---------   ----------

 Current:
  Federal ...............    $12,389      $ 6,971     $ 10,297
  State .................        610          530          717
  Foreign ...............      1,054          822          590
                             -------      -------     --------
                              14,053        8,323       11,604
                             -------      -------     --------
 Deferred:
  Federal ...............       (271)       3,042       (1,646)
  State .................       (132)         206          431
  Foreign ...............         --           --           --
                             -------      -------     --------
                                (403)       3,248       (1,215)
                             -------      -------     --------
                             $13,650      $11,571     $ 10,389
                             =======      =======     ========

     The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

                                                               1998         1997         1996
                                                            ----------   ----------   ----------
      U.S. federal statutory rate .......................      35.0%        35.0%        35.0%
      State income taxes, less federal benefit ..........        .9          1.6          2.7
      Non-deductible goodwill ...........................        .5          1.1          1.0
      Other .............................................       (.4)          .3          (.9)
                                                              -----        -----        -----
                                                               36.0%        38.0 %       37.8%
                                                              =====        =====        =====

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred income tax assets as of December 31, 1998 and 1997:

                                                                    1998          1997
                        (in thousands)                          -----------   -----------
      Deferred income tax assets:
        Inventory ...........................................    $  5,081      $  2,326
        Property, plant and equipment .......................          --         3,033
        Accrued expenses ....................................       2,764         2,655
        State net operating loss carryforward ...............       5,646         4,823
        Other ...............................................       2,737         2,421
                                                                 --------      --------
                                                                   16,228        15,258
        Valuation allowance .................................      (5,646)       (4,823)
                                                                 --------      --------
                                                                 $ 10,582      $ 10,435
                                                                 ========      ========
      Deferred income tax liabilities:
        Accounts receivable .................................       3,311         3,253
        Property, plant and equipment .......................         437            --
        Unremitted earnings of foreign subsidiaries .........       1,180         1,253
        Other ...............................................       4,194         4,873
                                                                 --------      --------
                                                                    9,122         9,379
                                                                 --------      --------
        Net deferred income tax asset .......................    $  1,460      $  1,056
                                                                 ========      ========

     At December 31, 1998 and 1997, the Company had net operating loss carryforwards for state income tax purposes of $5,646,000 and $4,823,000, respectively, that expire in various years through 2014. For financial reporting purposes, valuation allowances have been established to offset these deferred tax assets as it is more likely than not that the net operating loss carryforwards will not be realized prior to expiration.

(8) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

     Long-term debt consisted of the following:

                                                                                   December 31,
                                                                              ----------------------
                                                                                 1998         1997
                               (in thousands)                                 ----------   ---------
   Mortgages, payable monthly through 2001, interest at rates ranging from
    4.5% to 9% ............................................................     $  605      $  696
   Industrial Development Revenue Bonds, payable periodically through 2005,
    interest at rates ranging from 4% to 9.25% ............................        317         617
   Berwick acquisition debt, payable in 2003, interest at 8% ..............      1,133       1,148
   Other ..................................................................        954       1,073
                                                                                ------      ------
                                                                                 3,009       3,534
   Less -- current portion ................................................       (878)       (954)
                                                                                ------      ------
                                                                                $2,131      $2,580
                                                                                ======      ======

     In conjunction with the acquisition of Cleo and the consolidation of other credit facilities, the Company entered into a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on November 15, 1995. This facility was amended on July 21, 1997 to provide CSS with an unsecured revolving credit facility with thirteen banks and financial institutions. The amended facility allows for borrowings up to $300,000,000, expires on April 30, 2001 and provides that borrowings are limited during a consecutive 30 day period during each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread over LIBOR based upon the achievement of certain benchmarks related to the ratio of earnings to interest expense. As of December 31, 1998, at the Company's option, interest on the facility accrues at (1) the greater of the prime rate or 1/2% in excess of the Federal Funds Rate, or (2) LIBOR plus 1/2%. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The weighted average interest rate under these loan agreements for 1998, 1997 and 1996 was 6.36%, 6.71% and 6.65%, respectively.

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

     The Company maintains various notes relating to the financing of manufacturing facilities which are secured by mortgages on the facilities. The Company and Berwick also maintain second mortgages on several facilities financed with Industrial Development Revenue Bonds. The bonds mature between 1999 and 2001, accrue interest at rates ranging from 4% to 9.25% and are secured by mortgages on the facilities.

     In connection with the acquisition of Berwick in 1993, the Company entered into a term loan with the primary selling shareholder. The original term loan of $3,000,000 was reduced for indemnification claims and a payment to principal of $700,000 and was payable on May 3, 2003 subject to requirement of prepayment upon notice of the selling shareholder with interest payable quarterly at a rate of 8% per year. The selling shareholder exercised his right of mandatory prepayment, but payment of the remaining principal is subject to unresolved claims.

     Long-term debt matures as follows:


                                 (in thousands)
                       1999 ........................    $  878
                       2000 ........................       464
                       2001 ........................       316
                       2002 ........................       218
                       2003 ........................     1,133
                       Thereafter ..................        --
                                                        ------
                       Total .......................    $3,009
                                                        ======

(9) OPERATING LEASES:
     The future minimum rental payments associated with all noncancelable lease obligations are as follows:

                                (in thousands)
                       1999 ........................    $ 6,454
                       2000 ........................      5,552
                       2001 ........................      4,912
                       2002 ........................      2,981
                       2003 ........................      1,230
                       Thereafter ..................      2,102
                                                        -------
                        Total ......................    $23,231
                                                        =======

     Rent expense was $7,016,000, $6,144,000 and $4,710,000 in 1998, 1997 and
1996, respectively.

(10) COMMITMENTS AND CONTINGENCIES:

     The Company is subject to various lawsuits and claims arising out of the normal course of business. In the opinion of Company counsel and management the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.


(11) SEGMENT DISCLOSURE:

     For the year ended December 31, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision maker organizes the business for making operating decisions and assessing performance. The Company operates in a single segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers. CSS conducts substantially all of its business in the United States.

     The Company's detail of revenues from its various products is as follows:

                                    1998          1997          1996
        (in thousands)          -----------   -----------   -----------
  Christmas .................    $253,886      $229,833      $212,649
  Everyday ..................      58,722        52,421        50,193
  Halloween .................      45,201        40,935        26,978
  Other .....................      42,882        34,531        33,231
                                 --------      --------      --------
   Total ....... ............    $400,691      $357,720      $323,051
                                 ========      ========      ========


     One customer accounted for sales of $76,650,000, or 19.1% of total sales in 1998, $75,550,000, or 21.1% in 1997 and $57,961,000, or 17.9%, in 1996.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                Quarters
                       1998(a)                         -----------------------------------------------------------
                                                           First         Second          Third           Fourth
      (In thousands, except per share amounts)         ------------   ------------   -------------   -------------
Sales ..............................................     $ 27,959       $ 36,200       $ 152,408       $ 184,124
                                                         --------       --------       ---------       ---------
Gross profit .......................................        9,650          9,170          40,209          47,335
                                                         --------       --------       ---------       ---------
Income from continuing operations ..................       (5,759)        (4,950)         18,613          16,372
Income from discontinued operations, net of
 income taxes ......................................           --             --              --              --
Gain on sale of discontinued operations, net of
 income taxes ......................................           --             --              --              --
                                                         --------       --------       ---------       ---------
Net income .........................................     $ (5,759)      $ (4,950)      $  18,613       $  16,372
                                                         ========       ========       =========       =========
Net income per common share:
 Basic-
   Continuing operations ...........................     $   (.52)      $   (.45)      $    1.73       $    1.59
   Discontinued operations .........................           --             --              --              --
   Gain on sale of discontinued operations .........           --             --              --              --
                                                         --------       --------       ---------       ---------
                                                         $   (.52)      $   (.45)      $    1.73       $    1.59
                                                         ========       ========       =========       =========
 Diluted-
   Continuing operations ...........................     $   (.52)      $   (.45)      $    1.69       $    1.56
   Discontinued operations .........................           --             --              --              --
   Gain on sale of discontinued operations .........           --             --              --              --
                                                         --------       --------       ---------       ---------
                                                         $   (.52)      $   (.45)      $    1.69       $    1.56
                                                         ========       ========       =========       =========

(a) 1998 quarterly results include restructuring and other special items. See
    Note 3 for a complete discussion.

                                                                                Quarters
                        1997                           -----------------------------------------------------------
                                                           First         Second          Third           Fourth
      (In thousands, except per share amounts)         ------------   ------------   -------------   -------------
Sales ..............................................     $ 24,530       $ 37,742       $ 124,069       $ 171,379
                                                         --------       --------       ---------       ---------
Gross profit .......................................        7,764         13,258          38,874          45,137
                                                         --------       --------       ---------       ---------
Income from continuing operations ..................       (5,031)        (2,641)         11,388          15,155
Income from discontinued operations, net of
 income taxes ......................................        1,533          1,407             619           2,789
Gain on sale of discontinued operations, net of
 income taxes ......................................          350             --              --          17,521
                                                         --------       --------       ---------       ---------
Net income .........................................     $ (3,148)      $ (1,234)      $  12,007       $  35,465
                                                         ========       ========       =========       =========
Net income per common share:
 Basic-
   Continuing operations ...........................     $   (.46)      $   (.24)      $    1.05       $    1.39
   Discontinued operations .........................          .14            .13             .06             .25
   Gain on sale of discontinued operations .........          .03             --              --            1.61
                                                         --------       --------       ---------       ---------
                                                         $   (.29)      $   (.11)      $    1.11       $    3.25
                                                         ========       ========       =========       =========
 Diluted-
   Continuing operations ...........................     $   (.46)      $   (.24)      $     .99       $    1.33
   Discontinued operations .........................          .14            .13             .05             .24
   Gain on sale of discontinued operations .........          .03             --              --            1.53
                                                         --------       --------       ---------       ---------
                                                         $   (.29)      $   (.11)      $    1.04       $    3.10
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


(13) SUBSEQUENT EVENT:

     In February 1999, CSS was awarded approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The funds were subsequently released from escrow. The award increased slightly the goodwill recorded on the 1998 balance sheet and had no impact on 1998 results of operations. Upon receipt of the award, CSS moved for judicial confirmation. In March 1999, an objection to confirmation was filed and the objectioner has sought to vacate the award.

Part III
Item 10. Directors and Executive Officers of the Registrant
     See "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF CSS" in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Item 11. Executive Compensation

     See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     See "CERTAIN TRANSACTIONS AND SUBSIDIARY MATTERS" in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below:

  1.  Financial Statements

      Report of Independent Public Accountants

      Consolidated Balance Sheets - December 31, 1998 and 1997

      Consolidated Statements of Operations - for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Shareholders' Equity - for the years ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts

  (b) Reports on Form 8-K filed during the last quarter of 1998

      None

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

      3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

      3.2 Amendment to Restated Certificate of Incorporation filed May 8, 1992.
          (2) (Exhibit 3.2)

      3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

      3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

      3.5 By-laws of the Company, as amended to date (as last amended September 23, 1998). (9) (Exhibit 3.1)

   Material Contracts

    10.1 CSS Industries, Inc. 1991 Stock Option Plan for Non-Employee Directors. (2) (Exhibit 10.1)

    10.2 CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors. (7) (Exhibit 10.2)

    10.3 Registration Rights Grant dated January 21, 1993, between the Company and certain former holders of common stock in Philadelphia Industries, Inc. (2) (Exhibit 10.2)

    10.4 Loan Agreement among CSS Industries, Inc., the Lending Institutions listed therein, CoreStates Bank, N.A. as the Administrative Agent, and Merrill Lynch & Co. as the Syndication Agent, dated as of July 21, 1997. (8) (Exhibit 10.4)

    10.5 Interest Rate Swap Master Agreement dated as of August 9, 1996 between CoreStates Bank, N.A. and CSS Industries, Inc. (7) (Exhibit 10.8)

   Executive Compensation Plans and Arrangements

    10.6 CSS Industries, Inc. 1985 Incentive Stock Option Plan, as last amended in 1991. (3) (Exhibit 10.1)

    10.7 CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended January 23, 1996). (8) (Exhibit 10.10)

    10.8 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

    10.9 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (4) (Exhibit 10.14)

   10.10 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.17)

   10.11 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

   10.12 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4)
        (Exhibit 10.26)

   10.13 The Paper Magic Group, Inc. 1994 Incentive Stock Option Plan. (5) (Exhibit 10.16)

   10.14 Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

   10.15 Cleo Inc Management Incentive Plan, dated March 7, 1996. (6) (Exhibit 10.23)

   10.16 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (7) (Exhibit 10.26)

   10.17 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (7) (Exhibit 10.27)

  *10.18 Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated
         November 26, 1996.

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

(8) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(9) Filed as an exhibit to the Quarterly Report on Form 10-Q (No. 1-2661) for the fiscal quarter ended September 30, 1998.

     The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations of CSS Industries, Inc., Cleo Inc, Berwick Industries, Inc.

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

CSS Industries, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(In thousands)



                     Column A                         Column B     Column C       Column D       Column E
-------------------------------------------------   -----------   ----------   -------------   ------------
                                                                          Additions
                                                                  --------------------------
                                                      Balance       Charged
                                                         at        to Costs       Charged                       Balance
                                                     Beginning        and         to Other                     at End of
                                                     of Period     Expenses       Accounts      Deductions      Period
                                                    -----------   ----------   -------------   ------------   ----------
Year ended December 31, 1998
 Doubtful accounts receivable-customers .........      $2,292       $1,406        $   --          $1,926        $1,772
Year ended December 31, 1997
 Doubtful accounts receivable-customers .........      $2,941       $  903        $  280(a)       $1,832        $2,292
Year ended December 31, 1996
 Doubtful accounts receivable-customers .........      $3,864       $1,821        $   --          $2,744        $2,941

Notes: (a) Balance at acquisition of Color-Clings

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

Dated: March 4, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.


Dated: March 4, 1999    /s/ Jack Farber
                        -------------------------------------------------------
                        Jack Farber, Chairman of the Board, President and Chief
                        Executive Officer (principal executive officer and a
                        director)


Dated: March 4, 1999    /s/ Clifford E. Pietrafitta
                        -------------------------------------------------------
                        Clifford E. Pietrafitta, Vice President -- Finance and
                        Chief Financial Officer (principal financial and
                        accounting officer)


Dated: March 4, 1999    /s/ Willard M. Bright
                        -------------------------------------------------------
                        Willard M. Bright, Director


Dated: March 4, 1999    /s/ James H. Bromley
                        -------------------------------------------------------
                        James H. Bromley, Director


Dated: March 4, 1999    /s/ John R. Bunting, Jr.
                        -------------------------------------------------------
                        John R. Bunting, Jr., Director


Dated: March 4, 1999    /s/ Stephen V. Dubin
                        -------------------------------------------------------
                        Stephen V. Dubin, Director


Dated: March 4, 1999    /s/ Richard G. Gilmore
                        -------------------------------------------------------
                        Richard G. Gilmore, Director


Dated: March 4, 1999    /s/ Leonard E. Grossman
                        -------------------------------------------------------
                        Leonard E. Grossman, Director


Dated: March 4, 1999    /s/ James E. Ksansnak
                        -------------------------------------------------------
                        James E. Ksansnak, Director


Dated: March 4, 1999    /s/ Michael L. Sanyour
                        -------------------------------------------------------
                        Michael L. Sanyour, Director


Dated: March 4, 1999    /s/ William C. Warren
                        -------------------------------------------------------
                        William C. Warren, Director

50