Form 10-Q
period 1999-03-31
CSS INDUSTRIES INC
filed 1999-05-13
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




  For the Quarter Ended                         Commission file number 1-2661
      March 31, 1999
  ---------------------


                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                      13-1920657
-------------------------------                    ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification number)




1845 Walnut Street, Philadelphia, PA                      19103
---------------------------------------                 --------
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


As of March 31, 1999, there were 9,859,250 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998. The results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K and with Part II of this document.



                                                                     PAGE NO.
                                                                     --------

Consolidated  Statements  of  Operations - Three months ended
March 31, 1999 and 1998                                                3

Consolidated Condensed Balance Sheets - March 31, 1999 and
December 31, 1998                                                      4

Consolidated Statements of Cash Flows - Three months ended
March 31, 1999 and 1998                                                5

Notes to Consolidated Financial Statements                            6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             9-11

PART II - OTHER INFORMATION

Items 1 through 6 - Not applicable

SIGNATURE                                                             12

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                         Three  Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1999          1998
                                                        -------        -------

SALES                                                   $26,367        $27,959
                                                        -------        -------

COSTS AND EXPENSES
   Cost of sales                                         19,356         18,309
   Selling, general and administrative expenses          15,328         16,960
   Restructuring and other special items                      -          2,082
   Interest expense, net                                    570            401
   Rental and other income, net                          (1,163)          (578)
                                                        --------       -------
                                                         34,091         37,174
                                                        --------       -------

LOSS BEFORE INCOME TAXES                                 (7,724)        (9,215)

INCOME TAX BENEFIT                                       (2,889)        (3,456)
                                                        --------       -------

NET LOSS                                                $(4,835)       $(5,759)
                                                        ========       =======


NET INCOME PER COMMON SHARE
       Basic                                              $(.48)         $(.52)
                                                          =====          =====
       Diluted                                            $(.48)         $(.52)
                                                          =====          =====


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                  10,094         11,002
                                                        =======        =======
  Diluted                                                10,094         11,002
                                                        =======        =======

CASH DIVIDENDS PER SHARE OF COMMON STOCK                $     -        $     -
                                                        =======        =======

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)

                                                      March 31,     December 31,
                                                        1999           1998
                                                      ---------     ------------
                                                     (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                     $  4,865          2,214
    Accounts receivable, net                             29,846        182,983
    Inventories                                         109,139         81,406
    Deferred income taxes                                 6,721          3,389
    Other current assets                                 10,927         20,583
                                                       --------       --------

       Total current assets                             161,498        290,575
                                                       --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                       51,802         49,409
                                                       --------       --------

OTHER ASSETS
    Intangible assets                                    34,272         34,508
    Other                                                 2,739          2,098
                                                       --------       --------

        Total other assets                               37,011         36,606
                                                       --------       --------

        Total assets                                   $250,311       $376,590
                                                       ========       ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                  $      -       $ 95,320
        Other current liabilities                        33,089         50,090
                                                       --------       --------

              Total current liabilities                  33,089        145,410
                                                       --------       --------

LONG-TERM OBLIGATIONS                                     7,646          8,758
                                                       --------       --------

DEFERRED INCOME TAXES                                     1,929          1,929
                                                       --------       --------

SHAREHOLDERS' EQUITY                                    207,647        220,493
                                                       --------       --------

        Total liabilities and shareholders' equity     $250,311       $376,590
                                                       ========       ========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  -----------------------------
                                                                                    1999                 1998
                                                                                  --------              -------
Cash flows from operating activities:
    Net loss                                                                      $ (4,835)            $ (5,759)
                                                                                  --------             --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                 2,312                2,359
       Gain on sale of assets                                                          (14)                  (2)
       Provision for doubtful accounts                                                 110                  132
       Deferred tax benefit                                                         (3,332)                  --
       Changes in assets and liabilities:
          Decrease in accounts receivable                                          153,027              130,157
          (Increase) in inventory                                                  (27,733)             (33,435)
          Decrease (Increase) in other assets                                        8,930               (1,647)
          (Decrease) in other current liabilities                                  (10,674)              (4,789)
          (Decrease) in accrued income taxes                                        (6,939)             (22,193)
                                                                                  --------             --------

             Total adjustments                                                     115,687               70,582
                                                                                  --------             --------

             Net cash provided by operating activities                             110,852               64,823
                                                                                  --------             --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                       (4,430)              (3,499)
    Proceeds on sale of property, plant and equipment                                   26                   37
                                                                                  --------             --------

             Net cash used for investing activities                                 (4,404)              (3,462)
                                                                                  --------             --------

Cash flows from financing activities:
    Payments on long-term obligations                                                 (464)                (667)
    Net payments on notes payable                                                  (95,320)             (51,519)
    Purchase of treasury stock                                                      (8,714)                (470)
    Proceeds from exercise of stock options                                            701                1,263
                                                                                  --------             --------

             Net cash used for financing activities                               (103,797)             (51,393)
                                                                                  --------             --------

Net increase in cash and temporary investments                                       2,651                9,968

Cash and temporary investments at beginning of period                                2,214                1,365
                                                                                  --------             --------
Cash and temporary investments at end of period                                   $  4,865             $ 11,333
                                                                                  ========             ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


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

     Inventories -

     Inventories are generally stated at the lower of first-in, first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                 March 31,         December 31,
                                                   1999               1998
                                               ------------        -----------
             Raw material...................   $ 31,792,000        $30,636,000
             Work-in-process................     25,895,000         12,992,000
             Finished goods.................     51,452,000         37,778,000
                                               ------------        -----------
                                               $109,139,000        $81,406,000
                                               ============        ===========

      Revenue Recognition -

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income Per Common Share -

      Basic net loss per common share is based on the weighted average number of common shares outstanding during the first quarter - 10,094,183 in 1999 and 11,001,728 in 1998. Average outstanding shares used in the computation of diluted net loss per share were 10,094,183 in 1999 and 11,001,728 in 1998.

      As of March 31, 1999, the numerator and denominator in the basic and diluted earnings per share computations are equal as the Company has a net loss for the three months ended March 31, 1999. Common stock equivalents are not used in the computation of diluted earnings per share as they would have an anti-dilutive effect in the periods presented.

      Statements of Cash Flows -

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      Reclassifications -

      Certain prior period amounts have been reclassified to conform with current year classifications.

(2)  RESTRUCTURING AND OTHER SPECIAL ITEMS:

     In 1998 the Company implemented a restructuring program consisting of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the three months ended March 31, 1998, the Company incurred pre-tax charges of $2,082,000 related to the restructuring program. The restructuring program was completed in 1998.

(3)  TREASURY STOCK TRANSACTIONS:

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buy back of up to 1,000,000 shares of the Company's Common Stock. On November 6, 1998, the Executive Committee of the Board of Directors authorized an additional repurchase of up to 500,000 shares on terms acceptable to management. As of March 31, 1999, the Company had repurchased 1,338,800 shares for $37,485,000, including the purchase of 352,400 shares for $8,714,000 in the first quarter of 1999. Subsequent to March 31, 1999, the Company's Board of Directors authorized the buy back of up to 500,000 additional shares. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

(4)  FUTURE ACCOUNTING CHANGES:

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations. The Company has not yet determined when it will adopt this statement.

(5)  SUBSEQUENT EVENT:

     In February 1999, CSS was awarded approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc from Gibson Greetings Inc. ("Gibson"). The funds were subsequently released from escrow. The award increased slightly the goodwill recorded on the 1998 balance sheet and had no impact on 1998 or 1999 results of operations. Upon receipt of the award, CSS moved for judicial confirmation. In March 1999, Gibson filed an objection to confirmation seeking to vacate the award. In April 1999, the Common Pleas Court of Pennsylvania denied the objection and entered judgment in favor of the Company.

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

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buy back of up to 1,000,000 shares of the Company's Common Stock. On November 6, 1998, the Executive Committee of the Board of Directors authorized an additional repurchase of up to 500,000 shares on terms acceptable to management. As of March 31, 1999, the Company had repurchased 1,338,800 shares for $37,485,000, including the purchase of 352,400 shares for $8,714,000 in the first quarter of 1999. Subsequent to March 31, 1999, the Company's Board of Directors authorized the buy back of up to an additional 500,000 shares. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

First Quarter 1999 Compared to First Quarter 1998

     Consolidated sales for the three months ended March 31, 1999 were $26,367,000 or 6% below 1998 sales of $27,959,000. The decrease in sales was primarily attributable to lower sales of Easter decorations and egg dye kits. The decrease in sales was partially offset by increased close-out sales volume, particularly in the Christmas product categories.

     Cost of sales, as percentage of sales, was 73% in 1999 and 65% in 1998. The increase in cost of sales was due to lower margins on sales of Easter products due to competitive pressures. Selling, general and administrative ("SG&A") expenses, as a percent of sales, decreased to 58% in 1999 from 61% in 1998. The decrease in SG&A expenses was due to reduced salaries.

     In 1998 the Company implemented a restructuring program consisting of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the three months ended March 31, 1998, the Company incurred pre-tax charges of $2,082,000 related to the restructuring program. The restructuring program was completed in 1998.

     Interest expense, net increased to $570,000 from $401,000 in 1998. The increase in interest expense was due to higher borrowing levels as a result of the Company's stock repurchase program. The effects of increased borrowings were partially offset by lower interest rates. The increase in rental and other income from $578,000 in 1998 to $1,163,000 in 1999 was due to a pre-tax gain related to the restructuring of a portion of the Company's deferred compensation liability. The pre-tax gain was offset by increased income tax expense.

     Income taxes, as a percentage of income before taxes, were 37.5% in 1999 and 1998.

     The net loss for the three months ended March 31, 1999 was $4,835,000, or $.48 per share, compared to a net loss of $5,759,000, or $.52 per share, in 1998. The decreased loss was due to the absence of special charges and lower SG&A expenses, partially offset by lower sales and lower margins.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $128,409,000 and shareholders' equity of $207,647,000. The decrease in accounts receivable and the increase in inventories from December 31, 1998 reflected seasonal collections of Christmas accounts receivables net of current year billings and normal seasonal inventory increases necessary for the 1999 shipping season. The decrease in other current assets was due to the receipt of proceeds awarded in the resolution of a dispute with Gibson Greetings, Inc. related to the purchase price of the Company's Cleo Inc subsidiary. The decrease in other current liabilities reflected payment of income taxes, sales commissions, royalties and employee benefits. The decrease in shareholders' equity was primarily attributable to the repurchase of 352,400 shares of the Company's common stock for $8,714,000 and to the first quarter net loss.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decreased to $0 in the first quarter but will increase through the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of March 31, 1999, the Company had no borrowings outstanding under this facility. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

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

     To guard against these events, the Company initiated a comprehensive Year 2000 review and remediation program (the "Year 2000 Program") in 1998. Each of the Company's subsidiaries and CSS' corporate headquarters established teams, which included members of executive management, to identify and correct Year 2000 issues. Attention was given to computer hardware and software, communications equipment, manufacturing equipment and facilities to achieve compliance in all these areas. The teams were also charged with investigating the Year 2000 capabilities of suppliers, customers and other external entities, and with developing contingency plans where necessary. Significant vendors (including, but not limited to, suppliers of materials and manufacturing equipment, freight carriers, landlords, financial institutions and computer hardware and software manufacturers) and customers were contacted to assess their ability to meet the Year 2000 challenges. These entities are being asked to represent to CSS that they will be able to correctly process transactions with regard to the Year 2000.

     A detailed accounting and assessment of all computer systems and application software utilized throughout the Company's operations was completed, and plans for establishing compliance have been developed. These plans identify which non-compliant hardware and software will be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. As of May 1, 1999, remediation and testing of the Company's primary transaction processing systems have been completed at all of the Company's subsidiaries and at corporate headquarters. Auxiliary systems are currently being remediated and tested. CSS anticipates completing the Year 2000 project prior to any anticipated impact on its operations. The cumulative external cost of this effort is not expected to exceed $250,000 and will be funded through operating cash flows and expensed as incurred.

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







                                            CSS INDUSTRIES, INC.
                                            --------------------
                                            (Registrant)




Date:  May ___, 1999                        By: /s/Clifford E. Pietrafitta
                                                -------------------------------
                                                   Clifford E. Pietrafitta
                                                   Vice President - Finance,
                                                   Chief Financial Officer  and
                                                   Principal Accounting Officer