Form 10-Q
period 1999-06-30
CSS INDUSTRIES INC
filed 1999-08-13
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                              Commission file number 1-2661
     June 30, 1999




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



As of June 30, 1999, there were 9,845,463 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three months and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. The results for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 1999 quarterly report on Form 10-Q and with Part II of this document.



                                                                        PAGE NO.


Consolidated  Statements  of Operations - Three months and six months
ended June 30, 1999 and 1998                                                   3

Consolidated Condensed Balance Sheets - June 30, 1999 and
December 31, 1998                                                              4

Consolidated Statements of Cash Flows - Six months ended
June 30, 1999 and 1998                                                         5

Notes to Consolidated Financial Statements                                   6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   9-11


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  12

SIGNATURE                                                                     13

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                      Three  Months Ended              Six Months Ended
                                                          June 30,                         June 30,
                                                     ---------------------         -----------------------
                                                       1999        1998               1999         1998
                                                     ---------  ---------           --------    ----------

SALES                                                $ 36,761       $ 36,200       $ 63,128       $ 64,159
                                                     --------       --------       --------       --------

COSTS AND EXPENSES
   Cost of sales                                       28,357         27,030         47,713         45,339
   Selling, general and administrative expenses        13,773         14,781         29,101         31,741
   Restructuring and other special items                 --            2,486           --            4,568
   Interest expense, net                                  461            468          1,031            869
   Rental and other income, net                           (15)          (646)        (1,178)        (1,224)
                                                     --------       --------       --------       --------
                                                       42,576         44,119         76,667         81,293
                                                     --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                               (5,815)        (7,919)       (13,539)       (17,134)

INCOME TAX BENEFIT                                     (2,188)        (2,969)        (5,077)        (6,425)
                                                     --------       --------       --------       --------

NET LOSS                                             $ (3,627)      $ (4,950)      $ (8,462)      $(10,709)
                                                     ========       ========       ========       ========

NET LOSS PER COMMON SHARE
     Basic                                           $   (.37)      $   (.45)      $   (.85)      $   (.98)
                                                     ========       ========       ========       ========

     Diluted                                         $   (.37)      $   (.45)      $   (.85)      $   (.98)
                                                     ========       ========       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                              9,841         10,894          9,968         10,948
                                                     ========       ========       ========       ========

     Diluted                                            9,841         10,894          9,968         10,948
                                                     ========       ========       ========       ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK             $   --         $   --         $   --         $   --
                                                     ========       ========       ========       ========

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)


                                                      June 30,     December 31,
                                                        1999          1998
                                                        ----          ----
                                                    (Unaudited)

            ASSETS

CURRENT ASSETS
    Cash and temporary investments                   $      3      $  2,214
    Accounts receivable, net                           29,658       182,983
    Inventories                                       152,878        81,406
    Deferred income taxes                               6,721         3,389
    Other current assets                               11,348        20,583
                                                     --------      --------

       Total current assets                           200,608       290,575
                                                     --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET                     52,835        49,409
                                                     --------      --------

OTHER ASSETS
    Intangible assets                                  34,035        34,508
    Other                                               4,027         2,098
                                                     --------      --------

        Total other assets                             38,062        36,606
                                                     --------      --------

        Total assets                                 $291,505      $376,590
                                                     ========      ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                $ 40,000      $ 95,320
        Other current liabilities                      39,099        50,090
                                                     --------      --------

              Total current liabilities                79,099       145,410
                                                     --------      --------

LONG-TERM OBLIGATIONS                                   7,184         8,758
                                                     --------      --------

DEFERRED INCOME TAXES                                   1,929         1,929
                                                     --------      --------

SHAREHOLDERS' EQUITY                                  203,293       220,493
                                                     --------      --------

        Total liabilities and shareholders' equity   $291,505      $376,590
                                                     ========      ========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                   Six Months Ended
                                                                                         June 30,
                                                                             ----------------------------
                                                                                 1999              1998
                                                                             ---------          ---------

Cash flows from operating activities:
    Net loss                                                                 ($  8,462)         ($ 10,709)
                                                                             ---------          ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                             4,659              4,768
       (Gain) loss on disposal/write down of assets, net                            (6)             2,233
        Provision for doubtful accounts                                            256                273
        Deferred tax benefit                                                    (3,332)              --
       Changes in assets and liabilities, net of effects from
          purchase and disposal of businesses:
          Decrease in accounts receivable                                      153,069            132,831
          (Increase) in inventory                                              (71,472)           (87,987)
          Decrease (increase) in other assets                                    7,137             (4,049)
          (Decrease) increase in other current liabilities                      (1,656)               876
          (Decrease) in accrued taxes                                           (9,711)           (25,462)
                                                                             ---------          ---------

             Total adjustments                                                  78,944             23,483
                                                                             ---------          ---------

             Net cash provided by operating activities                          70,482             12,774
                                                                             ---------          ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                   (7,526)            (7,828)
    Proceeds on sale of property, plant and equipment                               54                428
                                                                             ---------          ---------

             Net cash used for investing activities                             (7,472)            (7,400)
                                                                             ---------          ---------

Cash flows from financing activities:
    Payments on long-term obligations                                           (1,163)              (960)
    (Repayments) borrowings on notes payable                                   (55,320)             6,382
    Purchase of treasury stock                                                  (9,761)            (9,209)
    Proceeds from exercise of stock options                                      1,023              2,333
                                                                             ---------          ---------

             Net cash used for financing activities                            (65,221)            (1,454)
                                                                             ---------          ---------

Net (decrease) increase in cash and temporary investments                       (2,211)             3,920

Cash and temporary investments at beginning of period                            2,214              1,365
                                                                             ---------          ---------
Cash and temporary investments at end of period                              $       3          $   5,285
                                                                             =========          =========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999


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

    Inventories -

    Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:


                                                 June 30,        December 31,
                                                   1999               1998
                                               ------------      ------------

             Raw material...................   $ 31,792,000       $30,636,000
             Work-in-process................     22,250,000        12,992,000
             Finished goods.................     98,836,000        37,778,000
                                               ------------      ------------
                                               $152,878,000       $81,406,000
                                               ============      ============
    Revenue Recognition -

    The Company recognizes revenues in accordance with its shipping terms.
        Returns and allowances are reserved for based on the Company's historical experience.

    Net Loss Per Common Share -

    Basic and diluted net loss per common share were computed based on the weighted average number of shares outstanding during the second quarter and six months ended June 30, 1999 and 1998 - 9,841,059 and 9,967,621 in
        1999 and 10,894,104 and 10,947,916 in 1998. Shares used in the computation of basic and diluted net loss per common share are equal as the common stock equivalents that would normally be added to the weighted average shares outstanding for the computation of diluted net loss per share have an anti-dilutive effect when the Company has a net loss.

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

(2) RESTRUCTURING AND OTHER SPECIAL ITEMS:

    In 1998, the Company implemented a restructuring program consisting of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the quarter and six months ended June 30, 1998, the Company incurred pre-tax charges of $2,486,000 and $4,568,000, respectively, related to the restructuring program. The restructuring program was completed in 1998.

(3) TREASURY STOCK TRANSACTIONS:

    On February 19, 1998 the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. On November 6, 1998 and again on May 4, 1999, the Board of Directors authorized additional repurchases of up to 500,000 shares on terms acceptable to management, bringing total authorized repurchases to 2,000,000 shares. As of June 30, 1999, the Company had repurchased 1,383,800 shares for $38,532,000, including the purchase of 45,000 shares for $1,047,000 in the second quarter of 1999. Any such buyback is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

(4) LEGAL PROCEEDINGS:

    In February 1999, CSS was awarded and subsequently received approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc from Gibson Greetings Inc.

(5) FUTURE ACCOUNTING CHANGES:

    The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No.1 33 was scheduled to be effective for fiscal quarters of all fiscal years beginning after June 15, 1999; however, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 one year to June 15, 2000. The Company has not yet determined when it will adopt this statement. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

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

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buy back of up to 1,000,000 shares of the Company's Common Stock. On November 6, 1998 and again on May 4, 1999 the Board of Directors authorized additional repurchases of up to 500,000 shares on terms acceptable to management, bringing total authorized repurchases to 2,000,000 shares. As of June 30, 1999, the Company had repurchased 1,383,800 shares for $38,532,000, including the purchase of 45,000 shares for $1,047,000 in the second quarter of 1999. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

First Six Months of 1999 Compared to First Six Months of 1998

     Consolidated sales for the six months ended June 30, 1999 decreased 2% to $63,128,000 from $64,159,000 in 1998. The decrease in sales was due to lower sales of Easter products and the later timing of Halloween shipments compared to the prior year, partially offset by an increase in direct import Christmas shipments.

     Cost of sales, as a percentage of sales was 76% in 1999 and 71% in 1998. The increase in the cost of sales as a percentage of sales was due to lower margins on Easter sales due to competitive pressures, a shift in the Halloween product mix toward lower margin products and an increased volume of lower margin direct import sales. Selling, general and administrative ("SG&A") expenses, as a percentage of sales, decreased to 46% from 49% in 1998. The decrease in SG&A expenses as a percentage of sales was due to lower commission expense and reduced salaries.

     In 1998 the Company implemented a restructuring program consisting of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the six months ended June 30, 1998, the Company incurred pre-tax charges of $4,568,000 related to the restructuring program. The restructuring program was completed in 1998.

     Interest expense, net increased to $1,013,000 from $869,000 in 1998. The increase in interest expense was due to higher borrowing levels as a result of the Company's stock repurchase program. The effects of the increased borrowings were partially offset by lower interest rates and the receipt of proceeds awarded in the resolution of a dispute with Gibson Greetings, Inc. related to the purchase price of the Company's Cleo subsidiary. Rental and other income, net decreased slightly to $1,178,000 from $1,224,000 in 1998 as the absence of rental income in 1998 was substantially offset by a gain related to the restructuring of a portion of the Company's deferred compensation liability in 1999.

     Income taxes as a percentage of income before taxes were 37.5% in 1999 and 1998.

     The net loss for the six months ended June 30, 1999 was $8,462,000, or $.85 per share, compared to a net loss of $10,709,000, or $.98 per share, in 1998. The decreased loss was due to the absence of special charges and lower SG&A expense, partially offset by lower sales and lower margins.

Second Quarter 1999 Compared to Second Quarter 1998

     Sales for the quarter ended June 30, 1999 increased 2% to $36,761,000 from $36,200,000. The increase in sales was due to increased shipments of direct import Christmas products. This increase was partially offset by the later timing of Halloween shipments compared to 1998, and lower sales of everyday products.

     Cost of sales, as percentage of sales, was 77% in 1999 compared to 75% in 1998. The increase in cost of sales as a percentage of sales was due to an unfavorable shift in the mix of Halloween product and increased volume of lower margin direct import shipments. SG&A expenses as a percentage of sales declined to 37% from 41% in 1998 as a result of lower salaries and commission expense.

     In 1998 the Company implemented a restructuring program which consisted of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the second quarter of 1998, the Company incurred pre-tax charges of $2,486,000 related to the restructuring program. The restructuring program was completed in 1998.

     Interest expense, net was $461,000 in 1999 compared to $468,000 in 1998 as borrowings decreased due to the receipt of proceeds related to an arbitration award and improved cash management offset, in part, by increased borrowing needs for stock repurchases. Rental and other income, net decreased to $15,000 from $646,000 in 1998 due to the absence of sub-lease rental income.

     Income taxes, as a percentage of income before taxes, were 37.5% in 1999 and 1998.

     The net loss for the quarter ended June 30, 1999 was $3,627,000, or $.37 per share, compared to a net loss of $4,950,000, or $.45 per share, in 1998. The absence of special charges was primarily responsible for the decreased loss as lower SG&A expenses substantially offset the effects of lower margins.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of $121,509,000 and shareholders' equity of $203,293,000. The decrease in accounts receivable and the increase in inventories from December 31, 1998 reflected seasonal collections of 1998 Christmas accounts receivables and normal seasonal inventory increases in preparation for the 1999 shipping season. The decrease in other current assets was due to the receipt of proceeds awarded in the resolution of a dispute with Gibson Greetings, Inc. related to the purchase price of the Company's Cleo subsidiary. The decrease in other accrued liabilities reflected the payment of income taxes. The decrease in shareholders' equity is primarily attributable to the year-to-date net loss and the repurchase of 397,400 shares of the Company's stock for $9,761,000.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas and Halloween related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decrease in the first quarter and increase through the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of June 30, 1999, the Company had short-term borrowings of $40,000,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.


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

     A detailed accounting and assessment of all computer systems and application software utilized throughout the Company's operations was completed, and plans for establishing compliance have been developed. These plans identify which non-compliant hardware and software will be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. Remediation and testing of the Company's primary transaction processing systems has been completed at all of the Company's subsidiaries and at corporate headquarters. Remediation and testing of the Company auxiliary systems is substantially complete. CSS anticipates completing the Year 2000 project prior to any anticipated impact on its operations. The cumulative external cost of this effort is not expected to exceed $250,000 and will be funded through operating cash flows and expensed as incurred.

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

        (a) The annual meeting of shareholders of the Registrant was held on May 4, 1999.

        (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:

                                                   SHARES OF VOTING STOCK
                                                 ------------------------------
                                                    FOR                WITHHELD
                                                 ------------------------------

               James H. Bromley                  9,300,479              15,059

               John R. Bunting, Jr.              9,297,579              17,959

               Stephen V. Dubin                  9,300,579              14,959

               Jack Farber                       9,300,529              15,009

               Richard G. Gilmore                9,297,579              17,959

               Leonard E. Grossman               9,300,579              14,959

               James E. Ksansnak                 9,300,379              15,159

               Michael L. Sanyour                9,300,579              14,959

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           CSS INDUSTRIES, INC.
                                           (Registrant)




Date:  August 13, 1999                     By: /s/Clifford E. Pietrafitta
                                               -------------------------------
                                                  Clifford E. Pietrafitta
                                                  Vice President - Finance,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer