Form 10-Q
period 1999-09-30
CSS INDUSTRIES INC
filed 1999-11-15
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q


For the Quarter Ended                              Commission file number 1-2661
  September 30, 1999
---------------------


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


                    Yes _x_                     No __


As of September 30, 1999, there were 9,473,327 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three months and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. The results for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the June 30, 1999 quarterly report on Form 10-Q and with Part II of this document.



                                                                     PAGE NO.
                                                                     --------

Consolidated  Statements  of  Operations  - Three  months and nine
months  ended September 30, 1999 and 1998                                3

Consolidated Condensed Balance Sheets - September 30, 1999 and
December 31, 1998                                                        4

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1999 and 1998                                              5

Notes to Consolidated Financial Statements                              6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               9-12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form S-K                                13

SIGNATURE                                                               14

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                Three  Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                               ------------------------        ---------------------
                                                                 1999            1998            1999         1998
                                                               --------        --------        --------     --------
SALES                                                          $127,416        $152,408        $190,544     $216,567
                                                               --------        --------        --------     --------
COSTS AND EXPENSES
   Cost of sales                                                 95,923         112,199         143,636      157,538
   Selling, general and administrative expenses                  19,281          22,007          48,382       53,748
   Restructuring and other special items                             -          (12,487)              -       (7,919)
   Interest expense, net                                          1,274           1,401           2,305        2,270
   Rental and other expense (income), net                            10            (196)         (1,168)      (1,420)
                                                               --------        --------        --------     --------
                                                                116,488         122,924         193,155      204,217
                                                               --------        --------        --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                                10,928          29,484          (2,611)      12,350
INCOME TAX EXPENSE (BENEFIT)                                      4,122          10,871            (955)       4,446
                                                               --------        --------        --------     --------
NET INCOME (LOSS)                                              $  6,806        $ 18,613        $ (1,656)    $  7,904
                                                               ========        ========        ========     ========
NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                         $.71           $1.73           $(.17)       $ .73
                                                               ========        ========        ========     ========
     Diluted                                                       $.70           $1.69           $(.17)        $.71
                                                               ========        ========        ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                        9,621          10,752           9,852       10,883
                                                               ========        ========        ========     ========
     Diluted                                                      9,682          11,006           9,852       11,192
                                                               ========        ========        ========     ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                       $      -        $      -        $      -     $      -
                                                               ========        ========        ========     ========

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)

                                                                    September 30,          December 31,
                                                                         1999                  1998
                                                                    -------------          ------------
                                                                     (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                                    $  2,044              $  2,214
    Accounts receivable, net                                           119,987               182,983
    Inventories                                                        150,170                81,406
    Deferred income taxes                                                6,116                 3,389
    Other current assets                                                11,280                20,583
                                                                      --------              --------
       Total current assets                                            289,597               290,575
                                                                      --------              --------
PROPERTY, PLANT AND EQUIPMENT, NET                                      55,034                49,409
                                                                      --------              --------
OTHER ASSETS
    Intangible assets                                                   40,285                34,508
    Other                                                                2,943                 2,098
                                                                      --------              --------
        Total other assets                                              43,228                36,606
                                                                      --------              --------
        Total assets                                                  $387,859              $376,590
                                                                      ========              ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                                 $124,000              $ 95,320
        Other current liabilities                                       51,974                50,090
                                                                      --------              --------
              Total current liabilities                                175,974               145,410
                                                                      --------              --------
LONG-TERM OBLIGATIONS                                                    6,770                 8,758
                                                                      --------              --------
DEFERRED INCOME TAXES                                                    3,277                 1,929
                                                                      --------              --------
SHAREHOLDERS' EQUITY                                                   201,838               220,493
                                                                      --------              --------
        Total liabilities and shareholders' equity                    $387,859              $376,590
                                                                      ========              ========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                     1999                1998
                                                                                  ---------            --------
Cash flows from operating activities:
    Net income                                                                    $ (1,656)            $  7,904
                                                                                  --------             --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                 7,058                7,077
       Write down of goodwill                                                            -                3,530
       Loss (gain) on sale or disposal of assets                                        20              (14,805)
       Provision for doubtful accounts                                                 731                1,036
       Deferred income tax (benefit) provision                                      (1,379)               2,591
       Changes in assets and liabilities, net of effects from purchase and disposal of businesses:
          Decrease in accounts receivable                                           63,514               19,439
          (Increase) in inventory                                                  (67,670)             (85,562)
          Decrease (increase) in other assets                                        8,895                 (811)
          Increase in other current liabilities                                      6,972               12,568
          (Decrease) in accrued income taxes                                        (7,562)             (17,287)
                                                                                  --------             --------
             Total adjustments                                                      10,579              (72,224)
                                                                                  --------             --------
             Net cash provided by (used for) operating activities                    8,923              (64,320)
                                                                                  --------             --------
Cash flows from investing activities:
    Purchase of  business, net of cash received of $120                             (7,486)                   -
    Purchase of property, plant and equipment                                      (11,733)             (11,250)
    Proceeds on sale of property, plant and equipment                                   54               21,604
                                                                                  --------             --------
             Net cash (used for) provided by investing activities                  (19,165)              10,354
                                                                                  --------             --------
Cash flows from financing activities:
    Payments on long-term obligations                                               (1,609)              (1,424)
    Net borrowings on notes payable                                                 28,680               63,163
    Purchase of treasury stock                                                     (18,483)             (11,278)
    Proceeds from exercise of stock options                                          1,484                2,331
                                                                                  --------             --------
             Net cash provided by financing activities                              10,072               52,792
                                                                                  --------             --------
Net decrease in cash and temporary investments                                        (170)              (1,174)
Cash and temporary investments at beginning of period                                2,214                1,365
                                                                                  --------             --------
Cash and temporary investments at end of period                                   $  2,044             $    191
                                                                                  ========             ========

                 See notes to consolidated financial statements

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


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

      Inventories -

      Inventories are generally stated at the lower of first-in, first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                 September 30,      December 31,
                                                     1999               1998
                                                 -------------      ------------
            Raw material...................      $ 26,380,000        $30,636,000
            Work-in-process................        14,610,000         12,992,000
            Finished goods.................       109,180,000         37,778,000
                                                 ------------        -----------
                                                 $150,170,000        $81,406,000
                                                 ============        ===========

Revenue Recognition -

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income (Loss) Per Common Share -

      Basic net income per common share was computed based on the weighted average number of shares outstanding during the third quarter and nine months ended September 30, 1999 and 1998 - 9,621,224 and 9,852,155 in
         1999 and 10,751,697 and 10,882,510 in 1998. Average outstanding shares used in the computation of diluted net income per share for the third quarter include the impact of dilutive stock options and were 9,682,324 and 9,852,155 in 1999 and 11,006,040 and 11,192,145 in 1998.

      Shares used in the computation of basic and diluted net loss per common share are equal for the nine months ended September 30, 1999 as the common stock equivalents that would normally be added to the weighted average shares outstanding for the computation of diluted loss per common share have an anti-dilutive effect when the Company has a net loss.

      Statements of Cash Flows -

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      See Note 2 for supplemental disclosure of noncash investing activities.

(2)   BUSINESS ACQUISITIONS:

      On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designs and markets highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party and gift shops. In consideration for these businesses, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,527,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over twenty years. The final purchase price is subject to adjustment based on an audit of the closing balance sheet by an independent public accounting firm.

(3)   RESTRUCTURING AND OTHER SPECIAL ITEMS

      In 1998, the Company implemented a restructuring program consisting of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the quarter and nine months ended September 30, 1998, the Company recorded pre-tax income of $12,487,000 and $7,919,000, respectively, related to the restructuring program. The restructuring program was completed in 1998.

(4)   TREASURY STOCK TRANSACTIONS:

      On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases of shares on terms acceptable to management. The cumulative authorized repurchase amount is 2,500,000 shares. As of September 30, 1999, the Company had repurchased 1,786,400 shares for $47,944,000 since the inception of the stock repurchase program. The cumulative total includes repurchases of 800,000 shares for $18,483,000 in 1999 and 402,000 shares for $9,412,000 in the third quarter. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

(5)   LEGAL PROCEEEDINGS:

      In February 1999, CSS was awarded and subsequently received approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc from Gibson Greetings, Inc.

(6)   FUTURE ACCOUNTING CHANGES:

      The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 was scheduled to be effective for fiscal quarters of all fiscal years beginning after June 15, 1999; however, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 one year to June 15, 2000. The Company has not yet determined when it will adopt this statement. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

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

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases of shares on terms acceptable to management. The cumulative authorized repurchase amount is 2,500,000 shares. As of September 30, 1999, the Company had repurchased 1,786,400 shares for $47,944,000 since the inception of the stock repurchase program. The cumulative total includes repurchases of 800,000 shares for $18,483,000 in 1999 and 402,000 shares for $9,412,000 in the third quarter. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility.

First Nine Months of 1999 Compared to First Nine Months of 1998

     Consolidated sales for the nine months ended September 30, 1999 decreased 12% to $190,544,000 from $216,567,000 in 1998. The decrease in sales was primarily due to lower sales of Christmas products, a significant portion of which was due to customer requested deferral of shipments into the fourth quarter. Also contributing to the sales decline was the impact of competitive pricing pressures and reduced sales of Easter and Halloween products. These decreases were partially offset by an increase in direct import Christmas shipments.

     Cost of sales, as a percentage of sales was 75% in 1999 and 73% in 1998. Included in cost of sales in 1998 was a charge of $1,853,000 to dispose of inventory related to certain peripheral product lines which the Company has discontinued. Net of this charge, cost of sales as a percentage of sales increased 3% due to lower margins across all product lines due to competitive pressures and an increased volume of lower margin direct import shipments. Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 25% in 1999 and 1998; however, SG&A expenses in total decreased as a result of lower commission expense and reduced salaries.

     In 1998, the Company implemented a restructuring program consisting of the sale of under utilized real estate, the integration of certain management functions, the discontinuance of under-performing product lines and the reduction of overhead costs. For the nine months ended September 30, 1998, the Company recorded pre-tax income of $7,919,000 related to the restructuring program. The restructuring program was completed in 1998.

     Interest expense, net was $2,305,000 in 1999 and $2,270,000 in 1998. The increase was due to higher borrowing levels as a result of the Company's stock repurchase plan. The effects of the stock repurchase plan were substantially offset by lower interest rates and the receipt of proceeds awarded in the resolution of an arbitration proceeding. Rental and other income decreased to $1,168,000 in 1999 from $1,420,000 in 1998 as the gain related to the restructuring of a portion of the Company's deferred compensation liability partially offset the absence of sub-lease rental income.

     Income taxes as a percentage of income before taxes were 36.5% in 1999 and 36% in 1998.

     The net loss for the nine months ended September 30, 1999 was $1,656,000, or $.17 per share, compared to prior year net income of $7,904,000, or $.71 per share. The decrease in earnings was due to the absence of non-recurring income and lower sales and margins, partially offset by reduced SG&A expenses.

Third Quarter 1999 Compared to Third Quarter 1998

     Sales for the quarter ended September 30, 1999 declined 16% to $127,416,000 from $152,408,000 in 1998. The decrease in sales was due to lower Christmas shipments a portion of which was due to customer requested deferrals into the fourth quarter, lower sales of Halloween products and the absence of sales of discontinued product lines.

     Cost of sales, as percentage of sales, was 75% in 1999 and 74% in 1998. Included in cost of sales in 1998 was a charge of $1,853,000 to dispose of inventory related to certain peripheral product lines which the Company has discontinued. Net of this change, cost of sales as a percentage of sales increased 3% due to lower net selling prices as a result of competitive pressures and an increased volume of lower margin direct import shipments. SG&A expenses as a percentage of sales were 15% in 1999 and 14% in 1998. The increase as a percentage of sales was due to the lower sales base as SG&A expenses in total, particularly commissions and salaries, were 12% less than in 1998.

     Interest expense, net of $1,274,000 in 1999 was relatively unchanged from $1,401,000 in 1998. Borrowing needs were consistent with the prior year as the receipt of proceeds awarded in the resolution of an arbitration proceeding and the cash generated from operations were substantially offset by the borrowings required for the Company's stock repurchase plan and the acquisition of Party Professionals.

     Income taxes, as a percentage of income before taxes, 38% in 1999 and 37% in 1998.

     Net income for the third quarter was $6,806,000, or $.70 per share, compared to prior year net income of $18,613,000, or $1.69 per share. The decrease in income was due to the absence of non-recurring income and lower sales and margins, partially offset by lower SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had working capital of $113,623,000 and shareholders' equity of $201,838,000. The decrease in accounts receivable and the increase in inventories from December 31, 1998 reflected seasonal collections of 1998 Christmas accounts receivables net of current year billings and normal seasonal inventory increases necessary for the 1999 shipping season. The decrease in other current assets was due to the receipt of $11,200,000 awarded in the resolution of an arbitration proceeding. The decrease in shareholders' equity is primarily attributable to the year-to-date repurchase of 800,000 shares of the Company's common stock for $18,483,000.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decrease in the first quarter and increase through the remainder of the year, peaking shortly after Halloween. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of September 30, 1999, the Company had short-term borrowings of $124,000,000 under this facility. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

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

     A detailed accounting and assessment of all computer systems and application software utilized throughout the Company's operations was completed, and plans for establishing compliance were developed. These plans identified which non-compliant hardware and software were to be remediated, upgraded or replaced and the timetable and resource requirements to achieve those objectives. Remediation and testing of the Company's primary transaction processing systems has been completed at all of the Company's subsidiaries and at corporate headquarters. Remediation and testing of the Company auxiliary systems is substantially complete. CSS anticipates completing the Year 2000 project prior to any anticipated impact on its operations. The cumulative external cost of this effort is not expected to exceed $250,000 and will be funded through operating cash flows and expensed as incurred.

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

         (a) By-laws of the Company, as amended and restated to date (last amended July 27, 1999)

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      CSS INDUSTRIES, INC.
                                      (Registrant)




Date: November 15, 1999               By: /s/Clifford E. Pietrafitta
                                          -------------------------------
                                          Clifford E. Pietrafitta
                                          Vice President - Finance,
                                          Chief Financial Officer  and
                                          Principal Accounting Officer

                                   B Y L A W S

                                       OF

                              CSS INDUSTRIES, INC.
                     (formerly known as City Stores Company)
                            (a Delaware Corporation)

                 (Amended and Restated as of September 23, 1998)
                      (As further amended on July 27, 1999)


                                    ARTICLE I

                             Offices and Fiscal Year

         SECTION 1.01. Registered Office.--The registered office of the corporation shall be in the City of Wilmington, County of New Castle, State of Delaware until otherwise established by resolution of the board of directors, and a certificate certifying the change is filed in the manner provided by statute.

         SECTION 1.02. Other Offices.--The corporation may also have offices and keep its books at such other places within or without the State of Delaware as the board of directors may from time to time determine or the business of the corporation requires.

         SECTION 1.03. Fiscal Year.--The fiscal year of the corporation shall end on December 31 in each year, unless declared otherwise by resolution of the Board of Directors.


                                   ARTICLE II

                           Notice - Waivers - Meetings

         SECTION 2.01. Notice, What Constitutes.--Whenever, under the provisions of the Delaware General Corporation Law ("GCL") or the certificate of incorporation or of these bylaws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail or by telegram (with messenger service specified), telex or TWX (with answerback received) or courier service, charges prepaid, or by facsimile transmission to the address (or to the telex, TWX, facsimile or telephone number) of the person appearing on the books of the corporation, or in the case of directors, supplied to the corporation for the purpose of notice. If the notice is sent by mail, telegraph or courier service, it shall be deemed to be given when deposited in the United States mail or with a telegraph office or courier service for delivery to that person or, in the case of telex or TWX, when dispatched, or in the case of facsimile transmission, when received.

         SECTION 2.02. Notice of Meetings of Board of Directors.--Notice of a regular meeting of the board of directors need not be given. Notice of every special meeting of the board of directors shall be given to each director by telephone or in writing at least 24 hours (in the case of notice by telephone, telex, TWX or facsimile transmission) or 48 hours (in the case of notice by telegraph, courier service or express mail) or five days (in the case of notice by first class mail) before the time at which the meeting is to be held. Every such notice shall state the time and place of the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board need be specified in a notice of the meeting.

         SECTION 2.03. Notice of Meetings of Stockholders.--Written notice of the place, date and hour of every meeting of the stockholders, whether annual or special, shall be given to each stockholder of record entitled to vote at the meeting not less than ten nor more than sixty days before the date of the meeting. Every notice of a special meeting shall state the purpose or purposes thereof. If the notice is sent by mail, it shall be deemed to have been given when deposited in the United States mail, postage prepaid, directed to the stockholder at the address of the stockholder as it appears on the records of the corporation.

         SECTION 2.04.  Waivers of Notice.

         (a) Written Waiver.--Whenever notice is required to be given under any provisions of the GCL or the certificate of incorporation or these bylaws, a written waiver, signed by the person or persons entitled to the notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice of such meeting.

         (b) Waiver by Attendance.--Attendance of a person at a meeting, either in person or by proxy, shall constitute a waiver of notice of such meeting, except where a person attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting was not lawfully called or convened.

         SECTION 2.05.  Exception to Requirements of Notice.

         (a) General Rule.--Whenever notice is required to be given, under any provision of the GCL or of the certificate of incorporation or these bylaws, to any person with whom communication is unlawful, the giving of such notice to such person shall not be required and there shall be no duty to apply to any governmental authority or agency for a license or permit to give such notice to such person. Any action or meeting which shall be taken or held without notice to any such person with whom communication is unlawful shall have the same force and effect as if such notice had been duly given.

         (b) Stockholders Without Forwarding Addresses.--Whenever notice is required to be given, under any provision of the GCL or the certificate of incorporation or these bylaws, to any stockholder to whom (i) notice of two consecutive annual meetings, and all notices of meetings or of the taking of action by written consent without a meeting to such person during the period between such two consecutive annual meetings, or (ii) all, but not less than two, payments (if sent by first class mail) of dividends or interest on securities during a twelve-month period, have been mailed addressed to such person at his address as shown on the records of the corporation and have been returned undeliverable, the giving of such notice to such person shall not be required. Any action or meeting which shall be taken or held without notice to such person shall have the same force and effect as if such notice had been duly given. If any such person shall deliver to the corporation a written notice setting forth the person's then current address, the requirement that notice be given to such person shall be reinstated.

         SECTION 2.06. Conference Telephone Meetings.--One or more directors may participate in a meeting of the board, or of a committee of the board, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in a meeting pursuant to this section shall constitute presence in person at such meeting.


                                   ARTICLE III

                            Meetings of Stockholders

         SECTION 3.01. Place of Meeting.--All meetings of the stockholders of the corporation shall be held at the registered office of the corporation, or at such other place within or without the State of Delaware as shall be designated by the board of directors in the notice of such meeting.

         SECTION 3.02. Annual Meeting.--The board of directors may fix and designate the date and time of the annual meeting of the stockholders, and at said meeting the stockholders then entitled to vote shall elect directors and shall transact such other business as may properly be brought before the meeting.

         SECTION 3.03. Special Meetings.--Special meetings of the stockholders of the corporation may be called at any time by a majority of the board of directors or by not less than three stockholders entitled to cast at least twenty-five percent (25%) of the votes that all stockholders are entitled to cast at the particular meeting. At any time, upon the written request of any person or persons who have duly called a special meeting, which written request shall state the purpose or purposes of the meeting, it shall be the duty of the secretary to fix the date of the meeting, which shall be held at such date and time as the secretary may fix, and to give due notice thereof. If the secretary shall neglect or refuse to fix the time and date of such meeting and give notice thereof, the person or persons calling the meeting may do so. The business transacted at any special meeting shall be confined to the objects stated in the call.

         SECTION 3.04.  Quorum, Manner of Acting and Adjournment.

         (a) Quorum.--The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders except as otherwise provided by the GCL, by the certificate of incorporation or by these bylaws. If a quorum is not present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present or represented. At any such adjourned meeting at which a quorum is present or represented, the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

         (b) Manner of Acting.--Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. In all matters other than the election of directors, the affirmative vote of the majority of shares present in person or represented by proxy at the meeting and entitled to vote thereon shall be the act of the stockholders, unless the question is one upon which, by express provision of the applicable statute, the certificate of incorporation or these bylaws, a different vote is required in which case such express provision shall govern and control the decision of the question. The stockholders present in person or by proxy at a duly organized meeting can continue to do business until adjournment, notwithstanding withdrawal of enough stockholders to leave less than a quorum.

         SECTION 3.05. Organization.--At every meeting of the stockholders, the chairman of the board, if there be one, or in the case of a vacancy in the office or absence of the chairman of the board, one of the following persons present in the order stated: the vice chairman, if one has been appointed, the president, the vice presidents in their order of rank or seniority, a chairman designated by the board of directors or a chairman chosen by the stockholders entitled to cast a majority of the votes which all stockholders present in person or by proxy are entitled to cast, shall act as chairman, and the secretary, or, in the absence of the secretary, an assistant secretary, or in the absence of the secretary and the assistant secretaries, a person appointed by the chairman, shall act as secretary.

         SECTION 3.06.  Voting.

         (a) General Rule.--Unless otherwise provided in the certificate of incorporation, each stockholder shall be entitled to one vote, in person or by proxy, for each share of capital stock having voting power held by such stockholder.

         (b)  Voting and Other Action by Proxy.--

                  (1) A stockholder may execute a writing authorizing another person or persons to act for the stockholder as proxy. Such execution may be accomplished by the stockholder or the authorized officer, director, employee or agent of the stockholder signing such writing or causing his or her signature to be affixed to such writing by any reasonable means including, but not limited to, by facsimile signature. A stockholder may authorize another person or persons to act for the stockholder as proxy by transmitting or authorizing the transmission of a telegram, cablegram, or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission if such telegram, cablegram or other means of electronic transmission sets forth or is submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder.

                  (2) No proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

                  (3) A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only so long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the corporation generally.

         SECTION 3.07. Consent of Stockholders in Lieu of Meeting.--Any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of all of the outstanding stock entitled to vote with respect to such action at any annual or special meeting of stockholders of the corporation and shall be delivered to the corporation by delivery to either its registered office in Delaware, its principal place of business, or to an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty days of the earliest dated consent delivered in the manner required in this section to the corporation, written consents signed by a sufficient number of holders to take action are delivered to the corporation by delivery to either its registered office in Delaware, its principal place of business, or to an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to a corporation's registered office shall be by hand or by certified or registered mail, return receipt requested.

         SECTION 3.08. Voting Lists.--The officer who has responsibility for the stock ledger of the corporation shall prepare and make or cause to be prepared and made, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting. The list shall be arranged in alphabetical order, showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

         SECTION 3.09.  Inspectors of Election.

         (a) Appointment.--All elections of directors shall be by written ballot, unless otherwise provided in the certificate of incorporation; the vote upon any other matter need not be by ballot. In advance of or at any meeting of stockholders the board of directors may appoint not less than two inspectors, who need not be stockholders, to act at the meeting and to make a written report thereof. The board of directors may designate one or more persons as alternate inspectors to replace any inspector who fails to act. If no such inspectors have been so appointed by the board of directors, or if any inspector or alternate so appointed shall fail to attend or refuse or be unable to serve, inspectors in place of any so failing to attend or refusing or unable to serve shall be appointed by chairman of the board or the person presiding at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the person's best ability. No person who is a candidate for the office of director shall be an inspector.

         (b) Duties.--The inspectors shall ascertain the number of shares outstanding and the voting power of each, shall determine the shares represented at the meeting and the validity of proxies and ballots, shall count all votes and ballots, shall determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and shall certify their determination of the number of shares represented at the meeting and their count of all votes and ballots. The inspectors may appoint or retain other persons or entities to assist the inspectors in the performance of the duties of the inspectors.

         (c) Polls.--The date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting shall be announced at the meeting. No ballot, proxies or votes, nor any revocations thereof or changes thereto, shall be accepted by the inspectors after the closing of the polls unless the Court of Chancery of the State of Delaware upon application by a stockholder shall determine otherwise.

         (d) Reconciliation of Proxies and Ballots.--In determining the validity and counting of proxies and ballots, the inspectors shall be limited to an examination of the proxies, any envelopes submitted with those proxies, ballots and the regular books and records of the corporation, except that the inspectors may consider other reliable information for the limited purpose of reconciling proxies and ballots submitted by or on behalf of banks, brokers, their nominees or similar persons which represent more votes than the holder of a proxy is authorized by the record owner to cast or more votes than the stockholder holds of record. If the inspectors consider other reliable information for the limited purpose permitted herein, the inspectors at the time they make their certification pursuant to subsection (b) of this Section 3.09 shall specify the precise information considered by them including the person or persons from whom they obtained the information, when the information was obtained, the means by which the information was obtained and the basis for the inspectors' belief that such information is accurate and reliable.


                                   ARTICLE IV

                               Board of Directors

         SECTION 4.01. Powers.--All powers vested by law in the corporation shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, the board of directors.

         SECTION 4.02. Number.--The board of directors shall consist of such number of directors, not less than seven (7) nor more than twenty-five (25), as may be determined from time to time by resolution of the board of directors. Should the board of directors fail to fix the number of directors as aforesaid, the number shall be fixed by the stockholders.

         SECTION 4.03. Term of Office and Age Limitation.--The board of directors shall be elected at the annual meeting of the stockholders, and each director shall serve until his successor shall be elected and shall qualify or until his earlier resignation or removal. Effective January 1, 1999, no director shall be qualified to stand for re-election or otherwise continue in such office past the date of the Annual Meeting of Stockholders of the corporation occurring in the calendar year in which such director reaches or has reached his or her seventy-fifth birthday.

         SECTION 4.04.  Vacancies.

         (a) Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and a director so chosen shall hold office until the next annual election and until a successor is duly elected and qualified or until the earlier resignation or removal of such person. If there are no directors in office, then an election of directors may be held in the manner provided by statute.

         (b) If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery of the State of Delaware may, upon application of any stockholder or stockholders holding at least ten percent of the total number of shares then outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorship, or to replace the director or directors chosen by the directors then in office.

         SECTION 4.05. Resignations.--Any director may resign at any time upon written notice to the corporation. The resignation shall be effective upon receipt thereof by the corporation or at such subsequent time as shall be specified in the notice of resignation and, unless otherwise specified in the notice, the acceptance of the resignation shall not be necessary to make it effective.

         SECTION 4.06. Organization.--At every meeting of the board of directors, the chairman of the board, if there be one, or, in the case of a vacancy in the office or absence of the chairman of the board, one of the following officers present in the order stated: the vice chairman of the board, if there be one, the president, the vice presidents in their order of rank and seniority, or a chairman chosen by a majority of the directors present, shall preside, and the secretary, or, in the absence of the secretary, an assistant secretary, or in the absence of the secretary and the assistant secretaries, any person appointed by the chairman of the meeting, shall act as secretary.

         SECTION 4.07. Place of Meeting - Special Meeting.--Special meetings of the board of directors shall be held at such place within or without the State of Delaware as shall be designated in the notice of the meeting.

         SECTION 4.08. Place of Meeting - Regular Meetings.--Regular meetings of the board of directors shall be held without notice at such time and place as shall be determined by the board of directors.

         SECTION 4.09. Special Meetings.--Special meetings of the board of directors shall be held whenever called by the chairman of the board, or the vice chairman of the board, if there be one, or the president, or a vice president or by three or more of the directors, notice thereof being given to each director by the secretary or assistant secretary or officer calling the meeting.

         SECTION 4.10.  Quorum, Manner of Acting and Adjournment.

         (a) General Rule.--At all meetings of the board a majority of the total number of directors shall constitute a quorum for the transaction of business. The vote of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as may be otherwise specifically provided by the GCL or by the certificate of incorporation. If a quorum is not present at any meeting of the board of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present.

         (b) Unanimous Written Consent.--Unless otherwise restricted by the certificate of incorporation, any action required or permitted to be taken at any meeting of the board of directors may be taken without a meeting, if all members of the board consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board.

         SECTION 4.11.  Executive Committee.

         (a) Establishment.--Subject to the provisions of Section 5.04 of these bylaws, the board of directors shall elect from its members, by resolution adopted by a majority of the whole board, an executive committee of not less than three nor more than nine directors. Any member of the executive committee may be removed by a majority of the entire board of directors and vacancies in such committee shall be filled in like manner. The board may designate one or more directors as alternate members of such committee, who may replace any absent or disqualified member at any meeting of such committee.

         (b) Powers.--The executive committee shall have and may exercise all the power and authority of the board of directors in the management of the business and affairs of the corporation during the intervals between the meetings of the board of directors except as otherwise provided by law, and may authorize the seal of the corporation to be affixed to all papers which may require it; but such committee shall not have the power or authority in reference to amending the certificate of incorporation (except that such committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board of directors as provided in Section 151(a) of the GCL, fix the designation and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation or fix the number of shares of any series of stock or authorize the increase or decrease of shares of any series), adopting an agreement of merger or consolidation under Section 251, 252, 254, 255, 256, 257, 258, 263 or 264 of
the GCL, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the bylaws of the corporation. The executive committee shall have the power and authority to declare a dividend, to authorize the issuance of shares of stock and to adopt a certificate of ownership and merger pursuant to
Section 253 of the GCL. The executive committee shall also have such other powers as may be conferred upon it by the board of directors.

         (c) Quorum.--A majority of all of the members of the executive committee shall constitute a quorum for the transaction of business, and the affirmative vote of a majority of all of the members of the executive committee shall be necessary for its adoption of any resolution or other action.

         (d) Committee Procedures.-- The executive committee shall meet at such times as it shall determine or as the board of directors may prescribe and shall keep regular minutes of its proceedings. All action by the executive committee shall be reported to the board of directors at its special or regular meeting next succeeding such action and shall be subject to revision or alteration by the board of directors, provided that no rights or acts of third parties shall be affected by such revision or alteration.

         SECTION 4.12.  Other Committees.

         (a) Establishment.--Subject to the provisions of Section 5.04 of these bylaws, the board of directors may, by resolution adopted by a majority of the whole board, establish one or more other committees, each committee to consist of two or more directors. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee and the alternate or alternates, if any, designated for such member, the member or members of the committee present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another director to act at the meeting in the place of any such absent or disqualified member.

         (b) Powers.--Such committee or committees, to the extent provided in the resolution establishing such committee, shall have and may exercise all the power and authority of the board of directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board of directors as provided in Section 151(a) of the GCL, fix the designation and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation or fix the number of shares of any series of stock or authorize the increase or decrease of shares of any series), adopting an agreement of merger or consolidation under Section 251, 252, 254, 255, 256, 257, 258, 263 or 264 of the GCL, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the bylaws of the corporation. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

         (c) Committee Procedures.--Unless otherwise provided by resolution of the board of directors, the provisions of these bylaws relating to the organization or procedures of or the manner of taking action by the board of directors shall be applicable to the organization or procedures of or manner of taking action by any committee formed pursuant to this Section 4.12. For this purpose, the term "board of directors" or "board," when used in any such provision of these bylaws shall be construed to include and refer to such committee of the board. Each committee so formed shall keep regular minutes of its meetings and report the same to the board of directors when required.

         SECTION 4.13. Compensation of Directors.--Unless otherwise restricted by the certificate of incorporation, the board of directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors. No such payment or compensation shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees and the executive committee may be allowed like compensation for attending committee meetings.

         SECTION 4.14.  Qualifications and Election of Directors.

         (a) All directors of the corporation shall be natural persons of full age, but need not be residents of Delaware or stockholders in the corporation. Except in the case of vacancies, directors shall be elected by the stockholders. Nominations for the election of directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors.

         (b) Nominations for election of directors may be made by any stockholder entitled to vote for the election of directors, provided that written notice (the "Notice") of such stockholder's intent to nominate a director at the meeting is given by the stockholder and received by the secretary of the corporation in the manner and within the time specified in this subsection. The Notice shall be delivered to the secretary of the corporation not less than fourteen days nor more than fifty days prior to any meeting of the stockholders called for the election of directors; provided, however, that if less than twenty-one days' notice of the meeting is given to stockholders, the Notice shall be delivered to the secretary of the corporation not later than the earlier of the seventh day following the day on which notice of the meeting was first mailed to the stockholders or the fourth day prior to the meeting. In lieu of delivery to the secretary of the corporation, the Notice may be mailed to the secretary of the corporation by certified mail, return receipt requested, but shall be deemed to have been given only upon actual receipt by the secretary of the corporation. The requirements of this subsection shall not apply to a nomination for directors made to the stockholders by the board of directors.

         (c) The Notice shall be in writing and shall contain or be accompanied by:

                  (1) the name and residence of such stockholder;

                  (2) a representation that the stockholder is a holder of record of the corporation's voting stock and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the Notice;

                  (3) such information regarding each nominee as would have been required to be included in a proxy statement filed pursuant to Regulation 14A of the rules and regulations established by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (or pursuant to any successor act or regulation) had proxies been solicited with respect to such nominee by the management or board of directors of the corporation;

                  (4) a description of all arrangements or understandings among the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which such nomination or nominations are to be made by the stockholder; and

                  (5) the consent of each nominee to serve as a director of the corporation if so elected.

         (d) The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that any nomination made at the meeting was not made in accordance with the foregoing procedures and, in such event, the nomination shall be disregarded. Any decision by the chairman of the meeting shall be conclusive and binding upon all stockholders of the corporation for any purpose.


                                    ARTICLE V

                                    Officers

         SECTION 5.01. Number, Qualifications and Designation.--The executive officers of the corporation shall be chosen by the board of directors and shall be a president, one or more vice presidents, a secretary and a treasurer. The board of directors may designate from time to time the executive officer who shall be chief executive officer of the corporation. Any number of executive offices may be held by the same person. The executive officers may, but need not, be directors or stockholders of the corporation. The board of directors may elect from among the members of the board a chairman of the board and a vice chairman of the board who shall not be officers of the corporation unless the board of directors determines by resolution that the chairman and/or the vice chairman shall be officers of the corporation, however, if so determined by the board of directors, such designees shall be executive officers of the corporation.

         SECTION 5.02. Election and Term of Office.--The officers of the corporation shall be elected annually by the board of directors after its election by the stockholders, and a meeting may be held for this purpose without notice immediately after the annual meeting of the stockholders, and at the same place. Each such officer shall hold office until a successor is elected and qualified, or until his or her earlier resignation or removal. Any officer may resign at any time upon written notice to the corporation. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the whole board of directors.

         SECTION 5.03. Delegation. --The board of directors may delegate to any executive officer or committee the power to elect or appoint subordinate officers and to retain or appoint employees, counsel or other agents, or committees thereof, and to prescribe the authority and duties of such subordinate officers, committees, employees or other agents. In case of the absence of any officer of the corporation, or for any other reasons that the board may deem sufficient, the board may delegate, for the time being, the power or duties, or any of them, of such officer to any other officer, or to any director.

         SECTION 5.04. The Chairman and Vice Chairman of the Board.--The chairman of the board, or in the absence of the chairman, the vice chairman of the board, if there be one, shall preside at all meetings of the stockholders and of the board of directors, and the chairman of the board, by virtue of such office, shall be a member of and chairman of the executive committee and a member of all standing committees except the audit committee and human resources committee or a committee with similar responsibilities. The chairman of the board, or in the absence of the chairman, the vice chairman of the board, if there be one, shall supervise all such matters and shall perform such other duties as may from time to time be delegated to him or her by the board of directors or the executive committee.

         SECTION 5.05. The President.--The president shall have general supervision over the business and operations of the corporation, subject, however, to the control of the board of directors and the chief executive officer of the corporation if the president has not been designated as such.

         SECTION 5.06. The Vice Presidents. -- If so designated by the board of directors or the executive committee, one or more vice presidents shall perform the duties of the president in the event of his or her absence or disability, or if there is a vacancy in the office of president. The vice presidents shall perform such other duties as may from time to time be assigned to them by the board of directors or by the chief executive officer of the corporation.

         SECTION 5.07. The Secretary and Assistant Secretaries.--The secretary shall attend all meetings of the stockholders and of the board of directors and shall record the proceedings of the stockholders and of the directors and of committees of the board in a book or books to be kept for that purpose; shall see that notices are given and records and reports properly kept and filed by the corporation as required by law; shall be the custodian of the seal of the corporation and see that it is affixed to all documents to be executed on behalf of the corporation under its seal; and, in general, shall perform all duties incident to the office of secretary, and such other duties as may from time to time be assigned by the board of directors or the chief executive officer of the corporation. The assistant secretaries shall perform such duties of the secretary as shall time to time be prescribed by the board of directors, the chief executive officer of the corporation or the secretary.

         SECTION 5.08. The Treasurer and Assistant Treasurers.--The treasurer shall have or provide for the custody of the funds or other property of the corporation; shall collect and receive or provide for the collection and receipt of moneys earned by or in any manner due to or received by the corporation; shall deposit all funds in his or her custody as treasurer in such banks or other places of deposit as the board of directors may from time to time designate; shall disburse funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements; whenever so required by the board of directors, shall render an account showing his or her transactions as treasurer and the financial condition of the corporation; and, in general, shall discharge such other duties as may from time to time be assigned by the board of directors or the chief executive officer of the corporation. The assistant treasurers shall perform such duties of the treasurer as shall time to time be prescribed by the board of directors, the chief executive officer of the corporation or the treasurer.

         SECTION 5.09. Officers' Bonds.--No officer of the corporation need provide a bond to guarantee the faithful discharge of the officer's duties unless the board of directors shall by resolution so require a bond in which event such officer shall give the corporation a bond (which shall be renewed if and as required) in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of office.

         SECTION 5.10. Salaries.--The salaries of the officers of the corporation elected by the board of directors shall be fixed from time to time by the board of directors, or a committee thereof.

                                   ARTICLE VI

                  Certificates of Stock, Transfer, Record Date

         SECTION 6.01.  Form and Issuance.

         (a) Issuance.--The shares of the corporation shall be represented by certificates unless the board of directors shall by resolution provide that some or all of any class or series of stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until the certificate is surrendered to the corporation. Notwithstanding the adoption of any resolution providing for uncertificated shares, every holder of stock represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate signed by, or in the name of the corporation by, the chairman or vice chairman of the board of directors, or the president or a vice president, and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary, representing the number of shares registered in certificate form.

         (b) Form and Records.--Stock certificates of the corporation shall be in such form as approved by the board of directors. The stock record books and the blank stock certificate books shall be kept by the secretary or by any agency designated by the board of directors for that purpose. The stock certificates of the corporation shall be numbered and registered in the stock ledger and transfer books of the corporation as they are issued. The designations, preferences and relative participating option or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificates which the corporation shall issue to represent such class or series of stock.

         (c) Signatures.--Any of or all the signatures upon the stock certificates of the corporation may be a facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, any share certificate shall have ceased to be such officer, transfer agent or registrar, before the certificate is issued, it may be issued with the same effect as if the signatory were such officer, transfer agent or registrar at the date of its issue.

         SECTION 6.02. Transfer.--Transfers of shares shall be made on the share register or transfer books of the corporation only upon surrender of the certificate therefor (if there be one), endorsed by the person named in the certificate or by an attorney lawfully constituted in writing. No transfer shall be made which would be inconsistent with the provisions of Article 8, Title 6 of the Delaware Uniform Commercial Code-Investment Securities.

         SECTION 6.03.  Lost, Stolen, Destroyed or Mutilated
Certificates.--The board of directors may direct a new certificate of stock or uncertificated shares to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or the legal representative of the owner, to give the corporation a bond sufficient to indemnify against any claim that may be made against the corporation on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate or uncertificated shares.

         SECTION 6.04. Record Holder of Shares.--The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

         SECTION 6.05.  Determination of Stockholders of Record.

         (a) Meetings of Stockholders.--In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the board of directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the board of directors fixes a new record date for the adjourned meeting.

         (b) Consent of Stockholders.--In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors, and which date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the board of directors. If no record date has been fixed by the board of directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the board of directors is required by the GCL, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to a corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the board of directors and prior action by the board of directors is required by the GCL, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the board of directors adopts the resolution taking such prior action.

         (c) Dividends.--In order that the corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights of the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the board of directors adopts the resolution relating thereto.


                                   ARTICLE VII

              Indemnification of Directors, Officers and Employees

                  (a) The corporation shall, subject to the provisions of paragraph (c) below, indemnify each person who is or was a director, officer or employee of the corporation or of any other corporation which such person serves or served as such at the request of the corporation, against any and all liability and reasonable expense that may be incurred by such person in connection with or resulting from any claim, action, suit or other proceeding (whether actual or threatened or brought by or in the right of the corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, including any appeal relating thereto, in which such person may become involved, as a party or otherwise, by reason of such person being or having been a director, officer or employee of the corporation or such other corporation, or by reason of such person serving or having served as a trustee of a trust at the request of the corporation, or by reason of any past or future action taken or not taken in such person's capacity as such director, officer, trustee or employee, whether or not such person continues to be such at the time such liability or expense is incurred, provided (i) in the case of a claim, action, suit or other proceeding brought by or in the right of the corporation or such other corporation to procure a judgment in its favor, that such person has not been adjudged to be liable for negligence or misconduct in the performance of such person's duty to it, (ii) in the case of a claim, action, suit or other proceeding not covered by clause (i), that such person acted in the best interests of the corporation or such other corporation, as the case may be and (iii) in addition, in any criminal action or proceeding, such person had not reasonable cause to believe that his or her conduct was unlawful. Indemnification pursuant to this Article VII of these bylaws, however, shall (i) not include any amount payable by such person to the corporation or to such other corporation in satisfaction of any judgment or settlement, and (ii) be reduced by the amount of other indemnification or reimbursement of such person in respect of the liability and expense with respect to which indemnification is claimed. As used in this Article VII, the term "liability" shall include, but shall not be limited to, amounts of judgments, fines or penalties against, and amounts paid in settlement by, such person; the term "expense" shall include, but shall not be limited to, counsel fees and disbursements; and the term "employee" shall mean an executive (other than an executive who is a director or officer of the corporation) of the corporation, of any operating division of the corporation, of any subsidiary of the corporation in which the corporation owns a majority of the voting control or power, or of any other corporation which such executive serves or served at the request of the corporation, whom the board of directors of the corporation, in its discretion, may determine, in each instance, to be an "employee" for the purpose of this Article VII. The termination of any claim, action, suit or other proceeding, by judgment, order, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere or its equivalent, shall not create a presumption that such person did not meet the standards of conduct as set forth in this Article VII.

                  (b) Every person referred to in the foregoing paragraph (a) of this Article VII who has been successful, on the merits or otherwise, in defense of any action, suit or other proceeding of the character described in said paragraph, or in defense of any claim, issue or matter therein, shall be entitled to indemnification as of right against reasonable expenses incurred by such person in connection with such successful defense.

                  (c) Except as provided in the foregoing paragraph (b) of this
Article VII, any indemnification under paragraph (a) of this Article VII shall be made solely at the discretion of the corporation, but only upon a determination that the person seeking indemnification has met the standards of conduct set forth in said paragraph (a). Such determination shall be made (i) by the Board of Directors, acting by a majority vote of a quorum consisting of directors who were not parties to such claim, action, suit or other proceeding, or (ii) if such a quorum by such vote so directs, or if such a quorum is not obtainable, by independent legal counsel (who may be counsel regularly retained by the corporation) in a written opinion delivered to the corporation.

                  (d) Expense incurred in defending any claim, action, suit or other proceeding of the character described in paragraph (a) of this Article VII may be advanced by the corporation prior to the final disposition thereof upon receipt of an undertaking by or on behalf of the recipient to repay such amount unless it shall ultimately be determined that he is entitled to indemnification for such expense under this Article VII.

                  (e) The provisions for indemnification set forth in this
Article VII, (i) shall be in addition to any rights to which any person referred to in paragraph (a) of this Article VII may otherwise be entitled by contract or as a matter of law; (ii) may apply as to any such person who has ceased to be a director, officer or employee; (iii) shall inure to the benefit of the heirs, executors and administrators of any such person referred to in paragraph (a); and (iv) shall be applicable whether or not the claim asserted against such person is based on matters which antedate the adoption of this Article VII.

                                  ARTICLE VIII

                               General Provisions

                  SECTION 8.01. Dividends.--Subject to the restrictions contained in the GCL and any restrictions contained in the certificate of incorporation, the board of directors may declare and pay dividends upon the shares of capital stock of the corporation.

                  SECTION 8.02. Interested Director and Stockholder Contracts.--

                  (a) In the absence of fraud, no contract or other transaction between the corporation and any other corporation and no act of the corporation shall in any manner be affected or invalidated by the fact that any of the directors of the corporation are pecuniarily or otherwise interested in or are directors or officers of such other corporation. In the absence of fraud, any director individually, or any firm or association of which any director may be a member, may be a party to or may be pecuniarily or otherwise interested in any contract or transaction of the corporation, provided that the fact that he or such firm or association is so interested shall be disclosed or shall have been known to the board of directors or to a majority thereof; and provided that such contract or transaction shall be approved by the affirmative votes of a majority of the disinterested directors of this corporation; and any director of the corporation who is also a director or officer of such other corporation or who is so interested may be counted in determining the existence of a quorum at any meeting of the board of directors of the corporation which shall authorize any such contract or transaction, and may vote thereat to authorize any such contract or transaction or with respect thereto, and such contract or transaction shall not be void or voidable solely because his or their vote is counted for such purposes. Any director and/or officer of this corporation may act as a director and/or officer of any subsidiary or affiliated corporation and may vote or act without restriction or qualification with regard to any transaction between such corporations.

                  (b) Section 203 of the Delaware General Corporation Law shall not be applicable to the corporation. Notwithstanding any provision contained herein to the contrary, this Section 8.02(b) of the Bylaws may not be altered, modified or repealed by the board of directors.

                  SECTION 8.03. Corporate Seal.--The corporation shall have a corporate seal, which shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.

                  SECTION 8.04. Deposits.--All funds of the corporation shall be deposited from time to time to the credit of the corporation in such banks, trust companies, or other depositories as the board of directors may approve or designate, and all such funds shall be withdrawn only upon checks signed by such one or more officers or employees as the board of directors shall from time to time determine.

                  SECTION 8.05. Voting Held Stock.-- Unless otherwise ordered by the board of directors or by the executive committee, any executive officer of the corporation shall have full power and authority on behalf of the corporation, to attend, to act and to vote at any meetings of the stockholders of any corporation in which the corporation may hold stock, and at any such meeting shall possess and may exercise any and all rights, and powers incident to the ownership of such stock which, as the owner thereof, the corporation might have possessed and exercised if present. The board of directors or the executive committee, by resolution from time to time, may confer like powers upon any other person or persons.

                  SECTION 8.06. Amendment of Bylaws.--These bylaws may be altered or amended or repealed by either (a) the affirmative vote of the holders of record of a majority of the stock issued and outstanding and entitled to vote thereat, at any regular or annual meeting of the stockholders, or at any special meeting of the stockholders, if notice of the proposed alteration or amendment or repeal be contained in the notice of such annual or special meeting or (b) by the affirmative vote of a majority of the board of directors at any regular meeting of the board, or at any special meeting of the board, if notice of the proposed alteration, amendment or repeal be contained in the notice of such special meeting, provided, however, that no change of the time or place for the election of directors shall be made within sixty days next before the day on which such election is to be held and that in case of any change of such time and place, notice thereof shall be given to each stockholder in person or by letter mailed to his last known post office address at least twenty days before the election is held.