Form 10-K
period 1999-12-31
CSS INDUSTRIES INC
filed 2000-03-22
CIK 20629

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the year ended December 31, 1999
                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ---------------------  to ---------------------

Commission File Number 1-2661


                              CSS INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                        13-1920657
    -------------------------------                      -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   1845 Walnut Street, Philadelphia, PA                        19103
---------------------------------------                      --------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code:     (215) 569-9900
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class               Name of each exchange on which registered
----------------------------          -----------------------------------------
Common Stock, $.10 par value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                  ----------
                               (Title of class)

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

                                     None
                                --------------
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /X/

   The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $92,921,891. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on February 29, 2000 ($19.0625 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 2000 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.

  At February 29, 2000, there were outstanding 9,293,720 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).


                             (Page 2 of Cover Page)

Part I
Item 1. Business
General

     CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, seasonal candles, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in thirteen domestic facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995.

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

Principal Products

     CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, candles and decorative ribbons and bows. CSS' Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley's(R) brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks, candles, novelties, and the Illusive Concepts(TM) and Don Post Studios(TM) brands of highly crafted masks. In addition to seasonal products, CSS also designs and markets decorative products and decorative ribbons and bows to its mass market and wholesale distribution customers and teachers' aids to the education market through school supply distributors and direct-to-retail teachers' stores.

     CSS manufactures and warehouses its products in thirteen facilities located in Pennsylvania and Tennessee. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are primarily produced and warehoused in five facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products and are distributed from one facility in northeastern Pennsylvania. Ribbons and bows are manufactured and warehoused in five facilities located in northeastern Pennsylvania. The manufacturing process is vertically integrated. Most ribbon and bow products are made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished goods are warehoused and shipped from both the production facility and a separate facility in Memphis. Other products, designed to the specifications of CSS, are imported from Asian manufacturers.

Sales and Marketing

     Most of CSS' products are sold in the United States and Canada by national and regional account sales managers, product specialists and by a network of independent manufacturers' representatives. Products are displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales management personnel and the independent manufacturers' representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers' stores. CSS' revenues are primarily seasonal with approximately 65% of

                                                                       --------
sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine's Day seasons and all-occasion product sales. Seasonal products are generally designed and marketed beginning approximately eighteen to twenty months before the event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until after the holiday, in accordance with industry practice. CSS maintains permanent showrooms in New York City, Memphis, Minneapolis and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through independent manufacturers representatives to wholesale distributors who serve the floral, craft and retail packaging trades. Finally, the Company also sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk gift wrap or ribbon products. Custom products are sold by both independent manufacturers' representatives and CSS sales managers.

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

Competition

     CSS competes with various companies in each of its product offerings. In Christmas boxed cards, CSS competes with the Plus Mark(R) line of American Greetings Corporation, among others. CSS' gift tag line competes primarily with Plus Mark(R), CPS Corporation and Jean Marie Creations, Inc. Competition with regard to classroom exchange Valentines includes American Greetings and Hallmark Cards, Inc., among others. In the ribbon and bow category there are a variety of large and small domestic companies, including Plus Mark(R), Hollywood Ribbon, Inc., CPS Corporation, Equality Specialties, Inc., Delaware Ribbon Manufacturers, Inc., C. M. Offray and Son, Inc. and Variety Accessories. In Christmas gift wrap, CSS competes primarily with Plus Mark(R) and CPS Corporation. CSS' Dudley's(R) brand Easter egg dye products compete with the PAAS(R) brand of Signature Brands, LLC, among others. Competitors offering Halloween products include Disguise, Inc., Fun World, Inc. and Rubie's Costume Co., Inc. Certain of these competitors are larger and have greater resources than the Company.

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

Employees

     At February 29, 2000, approximately 2,138 persons were employed by CSS (increasing to approximately 3,440 as seasonal employees are added).

     With the exception of the bargaining unit at the gift wrap facilities in Memphis, Tennessee, which included 277 employees as of February 29, 2000, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

     The Company believes that relationships with its employees are good.

-------
    20

Item 2. Properties

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:

                                                           Approximate Square Feet
                                                         ---------------------------
Location              Use                                    Owned         Leased
-------------------   --------------------------------   ------------   ------------
   Elysburg, PA       Manufacturing and distribution        253,000             --
   Elysburg, PA       Manufacturing                          68,000             --
   Danville, PA       Distribution                          133,000             --
   New Berlin, PA     Manufacturing                              --         31,000
   Troy, PA           Manufacturing and distribution        223,000             --
   Canton, PA         Distribution                          135,000             --
   Berwick, PA        Manufacturing and distribution        213,000             --
   Berwick, PA        Manufacturing and distribution        220,000             --
   Berwick, PA        Distribution                          226,000             --
   Berwick, PA        Distribution                               --        423,000
   Berwick, PA        Distribution                               --         36,000
   Memphis, TN        Manufacturing and distribution             --        986,000
   Memphis, TN        Distribution                               --        366,000
                                                            -------        -------
  Total                                                   1,471,000      1,842,000
                                                          =========      =========


     The Company also utilizes owned and leased space aggregating 94,000 square feet for various administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

     The Company is also the lessee of approximately 130,000 square feet of office and retail space (which was related to former operations) which have been subleased by the Company, as sublessor, to various sublessees.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                                                       --------

Part II
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Principal Market for Common Stock

     The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the calendar quarters during 1999 and 1998.

                                High         Low
                            -----------   ---------
1999
----
 First Quarter ..........    $  31 1/16   $ 22 1/4
 Second Quarter .........       28 9/16     22 1/4
 Third Quarter ..........       28 3/16     20 3/8
 Fourth Quarter .........      221 5/16     20 1/2

1998
----
 First Quarter ..........    $  36        $ 26 7/8
 Second Quarter .........       33 7/8      31 7/8
 Third Quarter ..........       33 7/16     27 5/8
 Fourth Quarter .........       31 3/4      26 5/8


(b) Holders of Common Stock

     At February 29, 2000, there were approximately 1,700 holders of the Company's Common Stock.

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

     At February 29, 2000, there were no shares of preferred stock outstanding.

-------
     22

Item 6. Selected Financial Data

(In thousands, except per share amounts)


                                                                         Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                     1999          1998(a)           1997          1996(b)        1995(b)
                                                -------------   -------------   -------------   -------------   -----------
Statement of Operations Data:
 Sales ......................................     $ 392,553       $ 400,691       $ 357,720       $ 323,051      $202,294
 Income from continuing operations before
   income taxes .............................        28,442          37,926          30,442          27,499        16,733
 Income from continuing operations ..........        18,061          24,276          18,871          17,110        10,084
 Income from discontinued operations, net of
   income taxes .............................            --              --           6,348           5,234         5,691
 Gain on sale of discontinued operations, net
   of income taxes ..........................            --              --          17,871              --            --
 Net income .................................        18,061          24,276          43,090          22,344        15,775
 Income from continuing operations per
   common share
 Basic ......................................          1.85            2.26            1.74            1.59          .94
 Diluted ....................................          1.84            2.21            1.67            1.55          .93

Balance Sheet Data:
 Working capital ............................       130,889         145,165         129,245          71,780        66,395
 Total assets ...............................       349,398         376,590         342,362         330,122       356,388
 Short-term debt ............................        63,488          96,198          52,524          99,027       129,618
 Long-term debt .............................           537           2,131           2,580           3,762        16,915
 Shareholders' equity .......................     $ 219,477       $ 220,493       $ 221,649       $ 176,752      $153,856


(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items. For a complete description of these items, see Management's Discussion and Analysis of Financial Conditions and Results of Operations.

(b) Restated to reflect the historical results of Rapidforms as a discontinued operation.

                                                                       --------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions and Divestitures

     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designs and markets highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party and gift shops. In consideration, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,532,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over twenty years. The final purchase price is subject to adjustment based on an audit of the closing balance sheet by an independent public accounting firm. Subsequent to the acquisition, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.

     On December 23, 1997, the Company sold its Direct Mail Business Products Group, composed of Rapidforms and its subsidiaries, for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in-house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $81,654,000 in 1997.

     On January 17, 1997, the Company acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and assumed and repaid $10,665,000 of outstanding debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. Subsequent to the acquisition, the operations of Color-Clings was consolidated into existing operations of the Company.


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


Restructuring and Other Special Items

     The Company implemented a restructuring program in 1998 consisting of the sale of underutilized real estate, the integration of certain functions, the discontinuance of under-performing product lines and the reduction of overhead costs. As a result of the restructuring, a 1,135,000 square foot warehouse, two- thirds of which had been previously leased to a third party, was sold subject to a leaseback of the space required for the Company's gift wrap operation. The transaction resulted in a gain of $16,596,000. Earlier in the year, the Company also sold an administrative building for a gain of $270,000. Partially offsetting these gains were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,530,000 related to the integration of certain functional responsibilities within the Company,
(2) $3,102,000 of charges associated with the write-off of previously capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $5,925,000 related to the discontinuance of certain ancillary, unprofitable products lines, including the write-off of goodwill and product development costs of $3,982,000 and the establishment of reserves necessary to liquidate the related inventory of $1,943,000.


-------

     A summary of total restructuring and other special items for the year ended December 31, 1998 is provided below:

                                                              Year Ended
                                                          December 31, 1998
                                                       ------------------------
                       (000's)                                        Effect on
                                                         Pre-tax       Diluted
                                                          Income      Earnings
                                                        (Expense)     Per Share
                                                       -----------   ----------
          Cost of sales:
            Inventory disposition costs of
              discontinued product lines                $ (1,943)    $(.11)
                                                        --------     ------
          Restructuring and other special items:
            Gain on sale of real estate                   16,866       .98
            Costs to discontinue product lines,
              including goodwill write-off                (3,982)     (.23)
            Integration of operations and
              management functions                        (2,530)     (.15)
            Write-off of systems development costs        (3,102)     (.18)
                                                        --------     ------
                                                           7,252       .42
                                                        --------     ------
            Total                                       $  5,309     $ .31
                                                        ========     ======

     The restructuring program was completed in 1998.

Results of Operations

     Consolidated sales for 1999 decreased 2% to $392,553,000 from $400,691,000. The decrease was due primarily to the absence of sales related to certain everyday product lines discontinued in 1998. Excluding these lines, sales were relatively flat as increased direct import sales were offset by reduced sales of certain domestically manufactured product lines. Consolidated sales for 1998 increased by 12% to $400,691,000 from $357,720,000. The increase was primarily attributable to volume increases in sales of Christmas products.

     As a percentage of sales, cost of sales was 74% in 1999, 73% in 1998 and 71% in 1997. The increase in cost of sales as a percentage of sales in 1999 was attributable to the increased mix of lower margin direct import sales and reduced absorption of manufacturing overheads due to lower sales of manufactured product and inventory reduction strategies. Included in cost of sales in 1998 is a charge of $1,943,000 to dispose of inventory related to certain peripheral product lines which the Company has discontinued. Net of this charge, cost of sales as a percentage of sales increased in 1998 as competitive conditions did not allow for the complete recovery of increased raw material costs, particularly raw paper.

     Selling, general and administrative expenses, as a percentage of sales, was 18% in 1999 and 1998 and 19% in 1997. On an absolute basis selling, general and administrative costs decreased 3% in 1999 primarily due to improved efficiencies as the benefits of a system implementation completed in 1998 resulted in incremental cost savings at one of the Company's locations. Partially offsetting these savings were incremental costs associated with organizational changes. These costs reduced 1999 earnings by $1,191,000, or $.08 per share. The decrease in 1998 was the result of CSS' increased sales base as well as the integration of certain management functions.

     Interest expense, net was $4,294,000 in 1999, $4,445,000 in 1998 and
$7,178,000 in 1997. Interest expense decreased 3% in 1999 as cash flow from 1998 operations, the favorable settlement of an arbitration related to the acquisition of Cleo and reduced working capital requirements for inventory and accounts receivable were somewhat offset by cash outlays to repurchase the Company's stock and to acquire Party Professionals, Inc. The decrease in 1998 was primarily attributable to lower borrowings due to cash received from the sale of Rapidforms at the end of 1997. Excluding the impact of the Rapidforms sale, cash requirements increased due to the repurchase of the Company's stock and working capital required to fund sales volume increases in 1998.

     Restructuring and other special items resulted in income of $7,252,000 in 1998 and included the gain of $16,596,000 related to the sale and partial leaseback of a distribution center. This gain was partially offset by the write-off of goodwill and product development expenses related to ancillary product lines which the Company has discontinued, severance and other costs related to the integration of management functions within the Company and the write-off of certain systems development costs. The restructuring program was completed in 1998.


                                                                       --------

     Rental and other income, net was $959,000 in 1999, $1,647,000 in 1998 and $2,143,000 in 1997. The decrease in 1999 and 1998 resulted from lower income related to sublease interests.

     Income before income taxes was $28,442,000, or 7% of sales in 1999, $37,926,000, or 9% of sales in 1998 and $30,442,000, or 9% of sales in 1997.
The decrease from 1998 is due to reduced sales and margins.

     Net income to common shareholders for the year ended December 31, 1999 decreased 26% in 1999 to $18,061,000 and increased 29% in 1998 to $24,276,000.
Income from continuing operations per diluted share decreased 17% in 1999 to $1.84 and increased 32% in 1998 to $2.21 per share. Excluding 1998 special items, income from continuing per diluted share was $1.90 compared to $1.84 in the current year.


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


Liquidity and Capital Resources

     At December 31, 1999, the Company had working capital of $130,889,000 and shareholders' equity of $219,477,000. The decrease in accounts receivable, net of reserves, from $182,983,000 in 1998 to $165,033,000 in 1999 reflected improved collections and lower sales volume compared to 1998. Inventories, net of reserves, decreased from $81,406,000 to $64,884,000 due to improved inventory management. Other current assets decreased to $11,272,000 in 1999 from $20,583,000 due primarily to the receipt of proceeds awarded in settlement of a dispute related to the Company's 1995 acquisition of Cleo Inc. Property, plant and equipment increased from $49,409,000 in 1998 to $55,916,000 in 1999 due to the expansion of a production facility and incremental investments in manufacturing equipment. The current portion of notes payable decreased to $62,370,000 from $95,320,000 as cash generated as a result of net income and improved balance sheet management substantially outdistanced the cash expended for the acquisition of Party Professionals and the funding of the Company's stock repurchase program.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 76% percent of sales being Christmas and Halloween related. As payment for sales of Christmas and Halloween related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At December 31, 1999, there was $62,370,000 outstanding under this facility. In January, the Company repaid all amounts outstanding on the facility by utilizing the proceeds from the collection of trade accounts receivable. For information concerning the revolving credit facility, see Note 8 of Notes to Consolidated Financial Statements.

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. On subsequent dates in 1999 and 1998, the Executive Committee of the Board of Directors authorized additional repurchases of up to 1,500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. During 1999 and 1998 the Company had repurchased 942,451 and 986,400 shares for $21,505,000 and $28,771,000 respectively.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.


-------

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

     As of the date of this filing, the Company has not incurred any significant business disruptions as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing, Year 2000 issues that may arise related to material third parties may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by third party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.


Future Accounting Changes

     The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 was scheduled to be effective for fiscal quarters of all fiscal years beginning after June 15, 1999; however, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 one year to years beginning after June 15, 2000. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.


Forward-Looking and Cautionary Statements

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would not be material.


                                                                       --------

CSS INDUSTRIES, INC.
AND SUBSIDIARIES


Item 8. Financial Statements

                                     INDEX

                                                                                   Page
                                                                                 --------
Report of Independent Public Accountants .....................................       29
Consolidated Balance Sheets - December 31, 1999 and 1998 .....................    30-31
Consolidated Statements of Operations - for the years ended December 31, 1999,
 1998 and 1997 ...............................................................       32
Consolidated Statements of Cash Flows - for the years ended December 31, 1999,
 1998 and 1997 ...............................................................       33
Consolidated Statements of Shareholders' Equity - for the years ended
 December 31, 1999, 1998 and 1997 ............................................    34-35
Notes to Consolidated Financial Statements ...................................    36-44



-------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CSS Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



                                             ARTHUR ANDERSEN LLP

Philadelphia, PA
February 18, 2000

                                                                       --------

CSS Industries, Inc. as Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                                           December 31,
                                                                                    ---------------------------
                                                                                        1999           1998
                                      ASSETS                                        ------------   ------------
CURRENT ASSETS
 Cash and temporary investments .................................................    $   3,292      $   2,214
 Accounts receivable, net of allowance for doubtful accounts of 1,647 and $1,772       165,033        182,983
 Inventories ....................................................................       64,884         81,406
 Deferred income taxes ..........................................................        5,886          3,389
 Other current assets ...........................................................       11,272         20,583
                                                                                     ---------      ---------
   Total current assets .........................................................      250,367        290,575
                                                                                     ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
 Land ...........................................................................          524            472
 Buildings, leasehold interests and improvements ................................       30,728         26,149
 Machinery, equipment and other .................................................       72,373         63,424
                                                                                     ---------      ---------
                                                                                       103,625         90,045
 Less -- Accumulated depreciation and amortization ..............................      (47,709)       (40,636)
                                                                                     ---------      ---------
   Net property, plant and equipment ............................................       55,916         49,409
                                                                                     ---------      ---------

OTHER ASSETS
 Intangible assets, net of accumulated amortization of 8,483 and $7,249 .........       39,971         34,508
 Other ..........................................................................        3,144          2,098
                                                                                     ---------      ---------
   Total other assets ...........................................................       43,115         36,606
                                                                                     ---------      ---------
                                                                                     $ 349,398      $ 376,590
                                                                                     =========      =========




-------

                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1999           1998
                         LIABILITIES AND SHAREHOLDERS' EQUITY                           ------------   -----------
CURRENT LIABILITIES
 Notes payable ......................................................................    $  62,370      $  95,320
 Current portion of long-term debt ..................................................        1,118            878
 Accounts payable ...................................................................       14,332         13,539
 Accrued payroll and other compensation .............................................        5,349          6,231
 Accrued income taxes ...............................................................        7,451          8,217
 Accrued expenses ...................................................................       28,858         21,225
                                                                                         ---------      ---------
   Total current liabilities ........................................................      119,478        145,410
                                                                                         ---------      ---------
LONG-TERM DEBT, NET OF CURRENT PORTION ..............................................          537          2,131
                                                                                         ---------      ---------
OTHER LONG-TERM OBLIGATIONS .........................................................        4,770          6,627
                                                                                         ---------      ---------
DEFERRED INCOME TAXES ...............................................................        5,136          1,929
                                                                                         ---------      ---------
COMMITMENTS AND CONTINGENCIES .......................................................           --             --
SHAREHOLDERS' EQUITY
 Preferred stock, Class 2, $.01 par, authorized 1,000,000 shares ....................           --             --
 Common stock, $.10 par, authorized 20,000,000 shares, issued 12,366,566 shares .....        1,237          1,237
 Additional paid-in capital .........................................................       29,358         28,866
 Retained earnings ..................................................................      253,882        238,432
 Common stock in treasury 2,998,381 and 2,234,811 shares, at cost ...................      (65,000)       (48,042)
                                                                                         ---------      ---------
   Total shareholders' equity .......................................................      219,477        220,493
                                                                                         ---------      ---------
                                                                                         $ 349,398      $ 376,590
                                                                                         =========      =========


                See notes to consolidated financial statements.

                                                                       --------

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)


                                                                          Years Ended December 31,
                                                                   ---------------------------------------
                                                                       1999          1998          1997
                                                                   -----------   -----------   -----------
SALES ..........................................................    $392,553      $400,691      $357,720
                                                                    --------      --------      --------
COSTS AND EXPENSES
 Cost of sales .................................................     289,815       294,326       252,687
 Selling, general and administrative expenses ..................      70,961        72,893        69,556
 Restructuring and other special items .........................          --        (7,252)           --
 Interest expense, net of interest income of $175, $59
   and $152 ....................................................       4,294         4,445         7,178
 Rental and other income, net ..................................        (959)       (1,647)       (2,143)
                                                                    --------      --------      --------
                                                                     364,111       362,765       327,278
                                                                    --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES ..................................................      28,442        37,926        30,442

INCOME TAXES ...................................................      10,381        13,650        11,571
                                                                    --------      --------      --------
INCOME FROM CONTINUING OPERATIONS ..............................      18,061        24,276        18,871
DISCONTINUED OPERATIONS
 Income from discontinued operations, net of income taxes
   of $4,673 in 1997 ...........................................          --            --         6,348
 Gain on sale of discontinued operations, net of income taxes of
   $13,635 in 1997 .............................................          --            --        17,871
                                                                    --------      --------      --------

NET INCOME .....................................................    $ 18,061      $ 24,276      $ 43,090
                                                                    ========      ========      ========
NET INCOME PER COMMON SHARE
 Basic
   Continuing operations .......................................    $   1.85      $   2.26      $   1.74
   Discontinued operations .....................................          --            --           .59
   Gain on sale of discontinued operations .....................          --            --          1.64
                                                                    --------      --------      --------
                                                                    $   1.85      $   2.26      $   3.97
                                                                    ========      ========      ========
 Diluted
   Continuing operations .......................................    $   1.84      $   2.21      $   1.67
   Discontinued operations .....................................          --            --           .56
   Gain on sale of discontinued operations .....................          --            --          1.58
                                                                    --------      --------      --------
                                                                    $   1.84      $   2.21      $   3.81
                                                                    ========      ========      ========

                See notes to consolidated financial statements.

-------

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                                                                       Years Ended December 31,
                                                                              ------------------------------------------
                                                                                  1999           1998           1997
                                                                              ------------   ------------   ------------
Cash flows from operating activities:
 Net income ...............................................................    $  18,061      $  24,276      $  43,090
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ..........................................        9,484          9,019          7,665
   Write-down of goodwill .................................................           --          3,530             --
   Provision for doubtful accounts ........................................        1,302          1,406            903
   Deferred tax provision (benefit) .......................................          710           (403)         3,248
   Loss (gain) on sale or disposal of assets ..............................          223        (14,774)            95
   (Gain) on sale of discontinued operations ..............................           --             --        (17,871)
   Changes in assets and liabilities of discontinued operations ...........           --             --         (9,689)
   Changes in assets and liabilities, net of effects from purchases and disposal of businesses:
    Decrease (increase) in accounts receivable ............................       17,897        (18,628)       (14,902)
    Decrease (increase) in inventories ....................................       17,616        (15,136)        (9,388)
    Decrease (increase) in other assets ...................................        8,617            486         (3,464)
    (Decrease) in accounts payable ........................................         (135)        (1,140)        (6,045)
    (Decrease) in accrued taxes ...........................................         (274)       (11,917)          (274)
    Increase (decrease) in accrued expenses ...............................        4,820            618         (6,007)
                                                                               ---------      ---------      ---------
     Total adjustments ....................................................       60,260        (46,939)       (55,729)
                                                                               ---------      ---------      ---------
     Net cash provided by (used for) operating activities .................       78,321        (22,663)       (12,639)
                                                                               ---------      ---------      ---------

Cash flows from investing activities:
 Purchases of businesses, net of cash received of $120, $0 and $976 .......       (7,486)            --        (17,564)
 Purchase of property, plant and equipment ................................      (14,858)       (14,800)       (13,682)
 Proceeds from sale of businesses .........................................           --             --         88,718
 Proceeds from sale of assets .............................................           70         21,743          2,422
                                                                               ---------      ---------      ---------
     Net cash (used for) provided by investing activities .................      (22,274)         6,943         59,894
                                                                               ---------      ---------      ---------
Cash flows from financing activities:
 Payments on long-term obligations ........................................       (2,450)        (1,131)        (2,832)
 (Repayments) borrowings on notes payable .................................      (32,950)        43,750        (46,805)
 Purchase of treasury stock ...............................................      (21,505)       (28,771)          (644)
 Proceeds from exercise of stock options ..................................        1,936          2,721          1,701
                                                                               ---------      ---------      ---------
     Net cash (used for) provided by financing activities .................      (54,969)        16,569        (48,580)
                                                                               ---------      ---------      ---------
Net increase (decrease) in cash and temporary investments .................        1,078            849         (1,325)
Cash and temporary investments at beginning of year .......................        2,214          1,365          2,690
                                                                               ---------      ---------      ---------
Cash and temporary investments at end of year .............................    $   3,292      $   2,214      $   1,365
                                                                               =========      =========      =========

                See notes to consolidated financial statements.

                                                                       --------

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of
Shareholders' Equity
(In thousands, except share amounts)



                                                       Preferred Stock          Common Stock          Additional
                                                     -------------------   -----------------------     Paid-in
                                                      Shares     Amount       Shares       Amount      Capital
                                                     --------   --------   ------------   --------   -----------
BALANCE, JANUARY 1, 1997 .........................       --       $ --      12,293,090     $1,229     $ 28,675
 Issuance of common stock upon exercise of
   stock options .................................       --         --          73,476          8          573
 Increase in treasury shares .....................       --         --              --         --           --
 Redemption of outstanding options ...............       --         --              --         --       (1,000)
 Foreign currency translation adjustment .........       --         --              --         --           --
 Net income ......................................       --         --              --         --           --
                                                       ----       ----      ----------     ------     --------

BALANCE, DECEMBER 31, 1997 .......................       --         --      12,366,566      1,237       28,248
 Tax benefit associated with issuance of stock
   options .......................................       --         --              --         --          618
 Issuance of common stock upon exercise of
   stock options .................................       --         --              --         --           --
 Increase in treasury shares .....................       --         --              --         --           --
 Net income ......................................       --         --              --         --           --
                                                       ----       ----      ----------     ------     --------

BALANCE, DECEMBER 31, 1998 .......................       --         --      12,366,566      1,237       28,866
 Tax benefit associated with issuance of stock
   options .......................................       --         --              --         --          492
 Issuance of common stock upon exercise of
   stock options .................................       --         --              --         --           --
 Increase in treasury shares .....................       --         --              --         --           --
 Net income ......................................       --         --              --         --           --
                                                       ----       ----      ----------     ------     --------

BALANCE, DECEMBER 31, 1999 .......................       --       $ --      12,366,566     $1,237     $ 29,358
                                                       ====       ====      ==========     ======     ========



-------


               Cumulative
                Foreign                  Common Stock
                Currency                 in Treasury
   Retained    Translation      ------------------------------
   Earnings     Adjustment         Shares            Amount             Total
 ------------  ------------     -------------     ------------       -----------
   $171,658      $ (188)         (1,523,780)        $ (24,622)        $ 176,752

         --          --             118,642             2,682             3,263
         --          --             (24,839)             (644)             (644)
         --          --                  --                --            (1,000)
         --         188                  --                --               188
     43,090          --                  --                --            43,090
   --------      ------          ----------         ---------         ---------

    214,748          --          (1,429,977)          (22,584)          221,649

         --          --                  --                --               618

       (592)         --             181,566             3,313             2,721
         --          --            (986,400)          (28,771)          (28,771)
     24,276          --                  --                --            24,276
   --------      ------          ----------         ---------         ---------

    238,432          --          (2,234,811)          (48,042)          220,493

         --          --                  --                --               492

     (2,611)         --             178,881             4,547             1,936
         --          --            (942,451)          (21,505)          (21,505)
     18,061          --                  --                --            18,061
   --------      ------          ----------         ---------         ---------

   $253,882      $               (2,998,381)        $ (65,000)        $ 219,477
   ========      ======          ==========         =========         =========





                                                                        --------

CSS Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1999
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Principles of Consolidation

     The consolidated financial statements include the accounts of CSS Industries, Inc. ("Company") and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Gains and losses on foreign currency transactions are included in the consolidated statements of income.

     Reclassification

     Certain other prior-period amounts have been reclassified to conform with current-year classification.

     Nature of Business

     CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, seasonal candles, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in thirteen domestic facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995.

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

     Inventories

     Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,204,000 and $1,516,000 at December 31, 1999 and 1998, respectively. Inventories consisted of the following:

                                      1999         1998
(in thousands)                     ----------   ----------
      Raw material .............    $19,848      $30,636
      Work-in-process ..........     15,967       12,992
      Finished goods ...........     29,069       37,778
                                    -------      -------
                                    $64,884      $81,406
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

-------

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

     Net Income Per Common Share

     The following table sets forth the computation of basic net earnings per share and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

                                                  1999         1998 (a)         1997
                  (000's)                     ------------   ------------   ------------
Numerator:
 Net income
   Continuing operations ..................     $ 18,061       $ 24,276       $ 18,871
   Discontinued operations ................           --             --          6,348
   Gain on sale of discontinued
    operations ............................           --             --         17,871
                                                --------       --------       --------
   Total ..................................     $ 18,061       $ 24,276       $ 43,090
Denominator:
 Weighted average shares outstanding
   for basic earnings per share ...........        9,747         10,737         10,850
 Effect of dilutive stock options .........           48            271            442
                                                --------       --------       --------
 Adjusted weighted average shares
   outstanding for diluted earnings
   per share ..............................        9,795         11,008         11,292
                                                ========       ========       ========
Basic earnings per share
 Continuing operations ....................     $   1.85       $   2.26       $   1.74
 Discontinued operations ..................           --             --            .59
 Gain on sale of discontinued operations              --             --           1.64
                                                --------       --------       --------
   Total ..................................     $   1.85       $   2.26       $   3.97
                                                ========       ========       ========
Diluted earnings per share
 Continuing operations ....................     $   1.84       $   2.21       $   1.67
 Discontinued operations ..................           --             --            .56
 Gain on sale of discontinued operations              --             --           1.58
                                                --------       --------       --------
   Total ..................................     $   1.84       $   2.21       $   3.81
                                                ========       ========       ========

(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items. For a complete description of these items, see Note 3.

                                                                       --------

     Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

                Supplemental Schedule of Cash Flow Information

   (In thousands)

                                                     1999         1998         1997
                                                  ----------   ----------   ----------
      Cash paid during the year for:
        Interest ..............................    $ 4,533      $ 4,011      $ 7,009
                                                   =======      =======      =======
        Income taxes ..........................    $10,258      $24,126      $12,538
                                                   =======      =======      =======
      Details of acquisitions:
        Fair value of assets acquired .........    $ 9,739           --      $35,988
        Liabilities assumed ...................      2,133           --       17,448
                                                   -------      -------      -------
        Cash paid .............................      7,606           --       18,540
        Less cash acquired ....................        120           --          976
                                                   -------      -------      -------
      Net cash paid for acquisitions ..........    $ 7,486      $    --      $17,564
                                                   =======      =======      =======


See Note 2 for supplemental disclosure of non-cash investing activities.

(2) BUSINESS ACQUISITIONS AND DIVESTITURES:

     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designs and markets highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party and gift shops. In consideration, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,532,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over twenty years. The final purchase price is subject to adjustment based on an audit of the closing balance sheet by an independent public accounting firm. As of December 31, 1999, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.

     On December 23, 1997, the Company sold Rapidforms and its subsidiaries for approximately $84,635,000, resulting in a net gain of $17,521,000 and net cash proceeds of approximately $60,000,000 after income taxes and the buy out of the minority interest. Rapidforms designs and sells business forms, business supplies, in- house retail merchandising products, holiday greeting cards and advertising specialties to small and medium size businesses primarily through the direct mailing of catalogs and brochures. On January 8, 1997, Rapidforms sold its Standard Forms, Ltd. subsidiary for $4,083,000, resulting in a gain of $350,000. Sales from these discontinued operations were $81,654,000 in 1997.

     On January 17, 1997, the Company acquired all of the outstanding stock of Color-Clings, Inc. ("Color-Clings") for $7,875,000 and assumed and repaid $10,665,000 of outstanding debt. Color-Clings is a designer and marketer of seasonal and everyday vinyl home decorations sold primarily to mass market retailers in the United States and Canada. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $15,698,000 was recorded as goodwill and is being amortized over twenty years. During 1998, the operations of Color-Clings was consolidated into existing operations of the Company and the Company discontinued certain of its product lines. Accordingly, the Company evaluated the goodwill associated with these product lines and determined that a writedown of $3,530,000 of goodwill associated with the Color-Clings acquisition was necessary. This amount was reported in restructuring and other special items in the 1998 Consolidated Statement of Operations.

(3) RESTRUCTURING AND OTHER SPECIAL ITEMS:

     On July 7, 1998, a subsidiary of the Company sold a distribution facility for $21,500,000 resulting in a gain of $16,596,000. Pursuant to the sale agreement, the Company has entered into a five year agreement to lease back a portion of the facility from the purchaser. The present value of the future lease payments of $4,192,000 was recorded at the inception of the lease as deferred revenue on the balance sheet and will offset rental expense over the term of the lease. Earlier in the year, the Company also sold an administrative building for a gain of $270,000. Partially offsetting these gains

-------
were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,530,000 related to the integration of certain functional responsibilities within the Company, (2) $3,102,000 of charges associated with the write-off of previously capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $3,982,000 related to the discontinuance of certain ancillary, unprofitable product lines, including the write-off of goodwill and product development costs. The Company also recorded $1,943,000 in Cost of Sales to reserve for the liquidation of inventory related to discontinued product lines. The restructuring program was completed in 1998.

(4) TREASURY STOCK TRANSACTIONS:

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. On subsequent dates, the Executive Committee of the Board of Directors authorized additional repurchases of an additional 1,500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of December 31, 1999 and 1998, the Company had repurchased 942,451 shares for $21,505,000 and 986,400 shares for $28,771,000, respectively.

(5) STOCK OPTION PLANS:

     Under the terms of the CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 1999, options to acquire 208,000 shares were available for grant under the 1995 Plan.

     Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. At December 31, 1999, options to acquire 791,384 shares were available for grant under the 1994 Plan.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced in 1999, 1998 and 1997 as follows:

                                                                                  1999           1998           1997
                  (in thousands, except per share values)                     ------------   ------------   ------------
Income from continuing operations -- as reported ..........................     $ 18,061       $ 24,276       $ 18,871
Income from continuing operations -- pro forma ............................       15,705         21,902         16,803
Basic income per share from continuing operations -- as reported ..........     $   1.85       $   2.26       $   1.74
Basic income per share from continuing operations -- pro forma ............     $   1.61       $   2.04       $   1.55
Diluted income per share from continuing operations -- as reported ........     $   1.84       $   2.21       $   1.67
Diluted income per share from continuing operations -- pro forma ..........     $   1.60       $   1.99       $   1.49

                                                                       --------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       1999          1998         1997
                                                   -----------   -----------   ----------
      Expected dividend yield ..................          0%            0%            0%
      Expected stock price volatility ..........         39%           32%           30%
      Risk-free interest rate ..................        5.6%         5.73%         5.84%
      Expected life of option ..................   3.6 years     4.7 years     4.8 years


     Transactions from January 1, 1997 through December 31, 1999, under the above plans were as follows:

                                                                                             Weighted       Weighted
                                                         Number          Option Price         Average     Average Life
                                                       of Shares           per Share           Price       Remaining
                                                     -------------   --------------------   ----------   -------------
Options outstanding at January 1, 1997 ...........     1,224,258     $14.38  --  25.63     $ 18.26        2.95 years
   Granted .......................................       549,500      25.88  --  33.13       26.49
   Exercised .....................................      (216,403)     14.38  --  25.63       16.31
   Canceled ......................................      (121,257)     15.06  --  31.75       24.15
                                                       ---------     --------------------   -------

Options outstanding at December 31, 1997 .........     1,436,098      15.38  --  33.13       21.31        2.80 years
   Granted .......................................       233,400      27.31  --  33.94       28.13
   Exercised .....................................      (229,098)     15.38  --  25.88       17.69
   Canceled ......................................      (193,825)     15.38  --  33.44       23.57
                                                       ---------     --------------------   -------

Options outstanding at December 31, 1998 .........     1,246,575      16.00  --  33.94       22.90        2.20 years
   Granted .......................................       423,100      21.38  --  28.63       26.97
   Exercised .....................................      (315,380)     16.00  --  25.88       18.06
   Canceled ......................................      (346,911)     16.00  --  33.94       27.83
                                                       ---------     --------------------   -------

Options outstanding at December 31, 1999 .........     1,007,384     $16.00  --  $33.13     $ 25.26       2.80 years
                                                       =========     ====================   =======
Options exercisable at December 31, 1999 .........       357,208     $16.00  --  $33.13     $ 23.03
                                                       =========     ====================   =======

     In 1997 the Company redeemed outstanding stock options granted to the former owner of a subsidiary. The amount paid of $1,000,000 was charged directly to additional paid in capital.

(6) PROFIT SHARING PLANS:

     The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of its employees as of December 31, 1999. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended December 31, 1999, 1998 and 1997 was $2,230,000, $2,550,000 and $2,407,000, respectively.


-------

(7) FEDERAL INCOME TAXES:

     The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

                                1999         1998         1997
      (in thousands)        -----------   ----------   ---------
  Current:
  Federal ...............     $ 8,817      $12,389      $ 6,971
  State .................          56          610          530
  Foreign ...............         798        1,054          822
                              -------      -------      -------
                                9,671       14,053        8,323
                              -------      -------      -------
  Deferred:
  Federal ...............         723         (271)       3,042
  State .................         (13)        (132)         206
  Foreign ...............          --           --           --
                              -------      -------      -------
                                  710         (403)       3,248
                              -------      -------      -------
                              $10,381      $13,650      $11,571
                              =======      =======      =======

     The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

                                                               1999         1998         1997
                                                            ----------   ----------   ----------
      U.S. federal statutory rate .......................   35.0%        35.0%        35.0%
      State income taxes, less federal benefit ..........     .1           .9          1.6
      Non-deductible goodwill ...........................    1.0           .5          1.1
      Other .............................................     .4         ( .4)          .3
                                                            -----        -----        -----
                                                            36.5%        36.0%        38.0%
                                                            =====        =====        =====

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred income tax assets as of December 31, 1999 and 1998:

                                                                    1999          1998
                        (in thousands)                          -----------   -----------
      Deferred income tax assets:
        Accounts receivable .................................    $  1,043            --
        Inventory ...........................................       3,258      $  5,081
        Accrued expenses ....................................       2,162         2,764
        State net operating loss carryforward ...............       5,232         5,646
        Other ...............................................       2,074         2,737
                                                                 --------      --------
                                                                   13,769        16,228
        Valuation allowance .................................      (5,232)       (5,646)
                                                                 --------      --------
                                                                 $  8,537      $ 10,582
                                                                 ========      ========
      Deferred income tax liabilities:
        Accounts receivable .................................          --         3,311
        Property, plant and equipment .......................       2,293           437
        Unremitted earnings of foreign subsidiaries .........       1,136         1,180
        Other ...............................................       4,358         4,194
                                                                 --------      --------
                                                                    7,787         9,122
                                                                 --------      --------
        Net deferred income tax asset .......................    $    750      $  1,460
                                                                 ========      ========

     At December 31, 1999 and 1998, the Company had net operating loss carryforwards for state income tax purposes of $5,232,000 and $5,646,000, respectively, that expire in various years through 2014. For financial reporting purposes, valuation allowances have been established to offset these deferred tax assets as it is more likely than not that the net operating loss carryforwards will not be realized prior to expiration.

                                                                       --------

(8) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

     Long-term debt consisted of the following:

                                                                                     December 31,
                                                                                -----------------------
                                                                                    1999         1998
                                (in thousands)                                  -----------   ---------
   Mortgages, payable monthly through 2001, interest at rates ranging from 6%
    to 9.5% .................................................................    $    201      $  605
   Industrial Development Revenue Bonds, payable periodically through 2005,
    interest at rates ranging from 4% to 9.25% ..............................         150         317
   Berwick acquisition debt, payable in 2003, interest at 8% ................         653       1,133
   Other ....................................................................         651         954
                                                                                 --------      ------
                                                                                    1,655       3,009
   Less -- current portion ..................................................      (1,118)       (878)
                                                                                 --------      ------
                                                                                 $    537      $2,131
                                                                                 ========      ======

     In conjunction with the acquisition of Cleo and the consolidation of other credit facilities, the Company entered into a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on November 15, 1995. This facility was amended on July 21, 1997 to provide CSS with an unsecured revolving credit facility with thirteen banks and financial institutions. The amended facility allows for borrowings up to $300,000,000, expires on April 30, 2001 and provides that borrowings are limited during a consecutive 30 day period during each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread over LIBOR based upon the achievement of certain benchmarks related to the ratio of earnings to interest expense. As of December 31, 1999, at the Company's option, interest on the facility accrues at (1) the greater of the prime rate or 1/2% in excess of the Federal Funds Rate, or (2) LIBOR plus 1/2%. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The weighted average interest rate under these loan agreements for 1999, 1998 and 1997 was 6.24%, 6.36% and 6.71%, respectively.

     On August 13, 1996, CSS entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate revolving credit facility. At December 31, 1997, the Company had a swap agreement with a total notional amount of $20,000,000. This agreement fixed the interest rate on $20,000,000 of the borrowings under the revolving credit facility at 7.125%. The interest rate swap agreement matured on February 13, 1998 and was not replaced. This agreement involved the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received was accrued as interest rates changed and recognized over the life of the agreement as an adjustment to interest expense. The fair value of this swap agreement was not material at December 31, 1997, and was not recognized in the financial statements.

     The Company maintains various notes relating to the financing of manufacturing facilities which are secured by mortgages on the facilities. The Company also maintains second mortgages on several facilities financed with Industrial Development Revenue Bonds. The bonds mature between 1999 and 2001, accrue interest at rates ranging from 4% to 9.25% and are secured by mortgages on the facilities.

     In connection with the acquisition of Berwick in 1993, the Company entered into a term loan with the primary selling shareholder. In accordance with the January 2000 Settlement Agreement, all outstanding claims for indemnification against the primary selling shareholder were resolved and the original term loan of $3,000,000 was reduced to a principle balance of $653,000. Subsequent to year end, the note was paid in full.

     Long-term debt matures as follows:

         (in thousands)
  2000 ........................    $1,118
  2001 ........................       316
  2002 ........................       221
  2003 ........................        --
  2004 ........................        --
  Thereafter ..................        --
                                   ------
  Total .......................    $1,655
                                   ======

-------

(9) OPERATING LEASES:

     The future minimum rental payments associated with all noncancelable lease obligations are as follows:

         (in thousands)
  2000 ........................    $ 6,291
  2001 ........................      5,562
  2002 ........................      4,766
  2003 ........................      3,637
  2004 ........................      2,665
  Thereafter ..................      4,079
                                   -------
  Total .......................    $27,000
                                   =======

     Rent expense was $6,971,000, $7,016,000 and $6,144,000 in 1999, 1998 and
1997, respectively.

(10) COMMITMENTS AND CONTINGENCIES:

     The Company is subject to various lawsuits and claims arising out of the normal course of business. In the opinion of Company counsel and management the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

     In February 1999, CSS was awarded and received approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The award increased slightly the goodwill recorded on the 1998 balance sheet and had no impact on 1998 or 1999 results of operations.

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

     The Company's detail of revenues from its various products is as follows:

                                    1999          1998          1997
        (in thousands)          -----------   -----------   -----------
  Christmas .................    $256,122      $253,886      $229,833
  Everyday ..................      49,539        58,722        52,421
  Halloween .................      43,675        45,201        40,935
  Other .....................      43,217        42,882        34,531
                                 --------      --------      --------
  Total .....................    $392,553      $400,691      $357,720
                                 ========      ========      ========


     One customer accounted for sales of $82,169,000 or 20.9% of total sales in 1999, $76,650,000, or 19.1% in 1998 and $75,550,000, or 21.1% in 1997.


                                                                       --------

(12) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                      Quarters
                   1999                      -----------------------------------------------------------
                                                 First         Second          Third           Fourth
 (In thousands, except per share amounts)    ------------   ------------   -------------   -------------
Sales ....................................     $ 26,367       $ 36,761       $ 127,416       $ 202,009
                                               --------       --------       ---------       ---------
Gross profit .............................        7,011          8,404          31,493          55,830
                                               --------       --------       ---------       ---------
Net income ...............................     $ (4,835)      $ (3,627)      $   6,806       $  19,717
                                               ========       ========       =========       =========
Net income per common share:
 Basic- ..................................     $   (.48)      $   (.37)      $     .71       $    2.09
                                               ========       ========       =========       =========
 Diluted- ................................     $   (.48)      $   (.37)      $     .70       $    2.09
                                               ========       ========       =========       =========


                                                                     Quarters
          1998 (a)                            -----------------------------------------------------------
                                                  First         Second          Third           Fourth
                                              ------------   ------------   -------------   -------------
Sales ....................................     $ 27,959       $ 36,200       $ 152,408       $ 184,124
                                               --------       --------       ---------       ---------
Gross profit .............................        9,650          9,170          40,209          47,336
                                               --------       --------       ---------       ---------
Net income ...............................     $ (5,759)      $ (4,950)      $  18,613       $  16,372
                                               ========       ========       =========       =========
Net income per common share:
 Basic- ..................................     $   (.52)      $   (.45)      $    1.73       $    1.59
                                               ========       ========       =========       =========
 Diluted- ................................     $   (.52)      $   (.45)      $    1.69       $    1.56
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


(13) FUTURE ACCOUNTING CHANGES:

     The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 was scheduled to be effective for fiscal quarters of all fiscal years beginning after June 15, 1999; however, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 one year to years beginning after June 15, 2000. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.


                                                                        -------

Part III
Item 10. Directors and Executive Officers of the Registrant
     See "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF CSS" in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11. Executive Compensation

     See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     See "CERTAIN TRANSACTIONS AND SUBSIDIARY MATTERS" in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below:

     1.  Financial Statements

       Report of Independent Public Accountants

       Consolidated Balance Sheets - December 31, 1999 and 1998

       Consolidated Statements of Operations - for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity - for the years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K filed during the last quarter of 1999

       None

   (c)Exhibits, Including Those Incorporated by Reference The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

      Articles of Incorporation and By-laws

      3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

      3.2 Amendment to Restated Certificate of Incorporation filed May 8, 1992.
          (2) (Exhibit 3.2)

      3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

      3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

     3.5 By-laws of the Company, as amended to date (as last amended July 27, 1999). (10) (Exhibit 3.1)

                                                                       --------

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

    *10.6 Settlement Agreement dated January 1, 2000 between Berwick
         Industries LLC and Henry T. Doherty

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

   *10.11 CSS Industries, Inc. Annual Incentive Compensation Arrangement,
          Administrative Guidelines, dated March 15, 1993 (as amended January 1,
          2000).

    10.12 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

    10.13 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4) (Exhibit 10.26)

    10.14 The Paper Magic Group, Inc. 1994 Incentive Stock Option Plan. (5) (Exhibit 10.16)

    10.15 Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

    10.16 Cleo Inc Management Incentive Plan, dated March 7, 1996. (6) (Exhibit 10.23)

    10.17 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (7) (Exhibit 10.26)

    10.18 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (7) (Exhibit 10.27)

    10.19 Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996. (9) (Exhibit 10.18)

   *10.20 Employment Agreement dated as of June 1, 1999 between CSS
          Industries, Inc. and David J. M. Erskine.

   *10.21 Employment Offer Letter dated as of June 3, 1999 between The Paper
          Magic Group, Inc. and Steven A. Cohen.

   *10.22 Severance Agreement dated as of November 11, 1999 between CSS
          Industries, Inc. and John A. Pinti.

     Subsidiaries

    *21.  List of Significant Subsidiaries of the Registrant

-------

                         Footnotes to List of Exhibits
                         -----------------------------

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

 (5) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1994 and incorporated herein by reference.

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

 (9) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(10) Filed as an exhibit to the Quarterly Report on Form 10-Q (No. 1-2661) for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

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


                                                                       --------

CSS Industries, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(In thousands)

                     Column A                         Column B     Column C       Column D        Column E
-------------------------------------------------   -----------   ----------   --------------   ------------
                                                                           Additions
                                                                  ---------------------------
                                                      Balance       Charged
                                                         at        to Costs        Charged                       Balance
                                                     Beginning        and         to Other                      at End of
                                                     of Period     Expenses       Accounts       Deductions      Period
                                                    -----------   ----------   --------------   ------------   ----------
Year ended December 31, 1999
 Doubtful accounts receivable-customers .........      $1,772       $1,302     $ 67 (a)            $1,494        $1,647
Year ended December 31, 1998
 Doubtful accounts receivable-customers .........      $2,292       $1,406     $  --               $1,926        $1,772
Year ended December 31, 1997
 Doubtful accounts receivable-customers .........      $2,941       $  903     $280 (b)            $1,832        $2,292


Notes: (a) Balance at acquisition of Don Post Studios
       (b) Balance at acquisition of Color-Clings













-------

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the undersigned hereunto duly authorized.


                              CSS INDUSTRIES, INC.
                      ---------------------------------------------------------

                                  Registrant


                      By /s/ David J. M. Erskine
                         ------------------------------------------------------

                         David J. M. Erksine, President and Chief Executive Officer (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.


Dated: March 2, 2000    /s/ David J. M. Erskine
                        -------------------------------------------------------
                        David J. M. Erskine, President and Chief Executive
                        Officer (principal executive officer and a director)


Dated: March 2, 2000    /s/ Clifford E. Pietrafitta
                        -------------------------------------------------------
                        Clifford E. Pietrafitta, Vice President -- Finance and
                        Chief Financial Officer (principal financial and
                        accounting officer)


Dated: March 2, 2000    /s/ Jack Farber
                        -------------------------------------------------------
                        Jack Farber, Director


Dated: March 2, 2000    /s/ James H. Bromley
                        -------------------------------------------------------
                        James H. Bromley, Director


Dated: March 2, 2000    /s/ John R. Bunting, Jr.
                        -------------------------------------------------------
                        John R. Bunting, Jr., Director


Dated: March 2, 2000    /s/ Stephen V. Dubin
                        -------------------------------------------------------
                        Stephen V. Dubin, Director


Dated: March 2, 2000    /s/ Richard G. Gilmore
                        -------------------------------------------------------
                        Richard G. Gilmore, Director


Dated: March 2, 2000    /s/ Leonard E. Grossman
                        -------------------------------------------------------
                        Leonard E. Grossman, Director


Dated: March 2, 2000    /s/ James E. Ksansnak
                        -------------------------------------------------------
                        James E. Ksansnak, Director


Dated: March 2, 2000    /s/ Michael L. Sanyour
                        -------------------------------------------------------
                        Michael L. Sanyour, Director

                                                                       --------
                                                                       49