Form 10-Q
period 2000-03-31
CSS INDUSTRIES INC
filed 2000-05-12
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q
                                    ---------

For the Quarter Ended                            Commission file number 1-2661
   March 31, 2000
---------------------


                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                        13-1920657
-------------------------------                      ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification number)




1845 Walnut Street, Philadelphia, PA                          19103
---------------------------------------                  -----------------
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



As of March 31, 2000, there were 9,180,720 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999 and the cash flows for the three months ended March 31, 2000 and 1999. The results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K and with Part II of this document.


                                                                   PAGE NO.
                                                                   -------

Consolidated Statements of Operations - Three months ended
March 31, 2000 and 1999                                               3

Consolidated Condensed Balance Sheets - March 31, 2000 and
December 31, 1999                                                     4

Consolidated Statements of Cash Flows - Three months ended
March 31, 2000 and 1999                                               5

Notes to Consolidated Financial Statements                           6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            8-9

PART II - OTHER INFORMATION
---------------------------

Items 1 through 6 - Not applicable

SIGNATURE                                                             10
---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                 2000                    1999
                                                               --------                --------
SALES                                                          $ 24,589                $ 26,367
                                                               --------                --------

COSTS AND EXPENSES
    Cost of sales                                                17,639                  19,356
    Selling, general and administrative expenses                 16,141                  15,328
    Interest expense, net                                           396                     570
    Rental and other expense (income), net                           17                  (1,163)
                                                               --------                --------

                                                                 34,193                  34,091
                                                               --------                --------

LOSS BEFORE INCOME TAXES                                         (9,604)                 (7,724)

INCOME TAX BENEFIT                                               (3,457)                 (2,889)
                                                               --------                --------

NET LOSS                                                       $ (6,147)               $ (4,835)
                                                               ========                ========

NET LOSS PER COMMON SHARE
    Basic                                                      $   (.66)               $   (.48)
                                                               ========                ========

    Diluted                                                    $   (.66)               $   (.48)
                                                               ========                ========

WEIGHTED AVERAGE SHARES OUTSTANDING

   Basic                                                          9,266                  10,094
                                                               ========                ========

   Diluted                                                        9,266                  10,094
                                                               ========                ========

  CASH DIVIDENDS PER SHARE OF COMMON STOCK                     $   --                  $   --
                                                               ========                ========

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)

                                                                 March 31,            December 31,
                                                                   2000                   1999
                                                                 ---------            ------------
                                                                (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                               $    441               $  3,292
    Accounts receivable, net                                       25,961                165,033
    Inventories                                                   105,831                 64,884
    Deferred income taxes                                           5,886                  5,886
    Other current assets                                           11,950                 11,272
                                                                 --------               --------

       Total current assets                                       150,069                250,367
                                                                 --------               --------

PROPERTY, PLANT AND EQUIPMENT, NET                                 56,334                 55,916
                                                                 --------               --------

OTHER ASSETS
    Intangible assets                                              39,654                 39,971
    Other                                                           2,727                  3,144
                                                                 --------               --------

        Total other assets                                         42,381                 43,115
                                                                 --------               --------

        Total assets                                             $248,784               $349,398
                                                                 ========               ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                            $   --                 $ 62,370
        Other current liabilities                                  29,667                 57,108
                                                                 --------               --------

              Total current liabilities                            29,667                119,478
                                                                 --------               --------

LONG-TERM OBLIGATIONS                                               4,456                  5,307
                                                                 --------               --------

DEFERRED INCOME TAXES                                               5,086                  5,136
                                                                 --------               --------

SHAREHOLDERS' EQUITY                                              209,575                219,477
                                                                 --------               --------

        Total liabilities and shareholders' equity               $248,784               $349,398
                                                                 ========               ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                                          Three Months Ended
                                                                                March 31,
                                                                     -------------------------------
                                                                        2000                  1999
                                                                     ---------             ---------
Cash flows from operating activities:
    Net loss                                                         $  (6,147)            $  (4,835)
                                                                     ---------             ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                     2,527                 2,312
       Gain on sale of assets                                               (7)                  (14)
       Provision for doubtful accounts                                     133                   110
       Deferred tax benefit                                                (50)               (3,332)
       Changes in assets and liabilities:
          Decrease in accounts receivable                              138,939               153,027
          (Increase) in inventory                                      (40,947)              (27,733)
          (Increase) decrease in other assets                             (332)                8,930
          (Decrease) in other current liabilities                      (14,877)              (10,674)
          (Decrease) in accrued income taxes                           (11,751)               (6,939)
                                                                     ---------             ---------

             Total adjustments                                          73,635               115,687
                                                                     ---------             ---------

             Net cash provided by operating activities                  67,488               110,852
                                                                     ---------             ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                           (2,586)               (4,430)
    Proceeds on sale of property, plant and equipment                       37                    26
                                                                     ---------             ---------

             Net cash used for investing activities                     (2,549)               (4,404)
                                                                     ---------             ---------

Cash flows from financing activities:
    Payments on long-term obligations                                   (1,665)                 (464)
    Net payments on notes payable                                      (62,370)              (95,320)
    Purchase of treasury stock                                          (3,819)               (8,714)
    Proceeds from exercise of stock options                                 64                   701
                                                                     ---------             ---------

             Net cash used for financing activities                    (67,790)             (103,797)
                                                                     ---------             ---------

Net (decrease) increase in cash and temporary investments               (2,851)                2,651

Cash and temporary investments at beginning of period                    3,292                 2,214
                                                                     ---------             ---------
Cash and temporary investments at end of period                      $     441             $   4,865
                                                                     =========             =========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

      Principles of Consolidation -
      ---------------------------

      The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation and all adjustments are of a normal recurring nature.

      Nature of Business -
      ------------------

      CSSis a consumer products company primarily engaged in the manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties and Easter egg dyes and novelties. Due to the seasonality of the Company's business, the majority of sales occur in the third and fourth quarters and a material portion of the Company's trade receivables are due in December and January of each year.

      Use of Estimates -
      ----------------

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

      Inventories -
      -----------

      Inventories are generally stated at the lower of first-in, first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                             March 31,         December 31,
                                                               2000               1999
                                                        ------------------     -----------
                  Raw material...................         $  29,160,000        $19,848,000
                  Work-in-process................            20,246,000         15,967,000
                  Finished goods.................            56,425,000         29,069,000
                                                          -------------        -----------
                                                           $105,831,000        $64,884,000
                                                           ============        ===========

Revenue Recognition -
-------------------

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income Per Common Share -
      ---------------------------

      Basic and diluted net loss per common shares are based on the weighted average number of common shares outstanding during the first quarter - 9,266,053 in 2000 and 10,094,183 in 1999.

      As of March 31, 2000, the numerator and denominator in the basic and diluted earnings per share computations are equal as the Company has a net loss for the three months ended March 31, 2000. Common stock equivalents are not used in the computation of diluted earnings per share as they would have an anti-dilutive effect in the periods presented.

      Statements of Cash Flows -
      ------------------------

      For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      Reclassifications -
      -----------------

      Certain prior period amounts have been reclassified to conform with current year classifications.

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     ---------------------------------------

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

(3)  TREASURY STOCK TRANSACTIONS:
     ----------------------------

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. On subsequent dates, the Executive Committee of the Board of Directors authorized additional repurchases totaling 1,500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of March 31, 2000, the Company had repurchased 2,121,851 shares for $54,095,000, including 193,000 shares for $3,819,000 in the first quarter of 2000. As of March 31, 1999, the Company had repurchased 1,338,800 shares for $37,485,000, including 352,400 shares for $8,714,000 in the first quarter of 1999.

(4)  FUTURE ACCOUNTING CHANGES:
     --------------------------

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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Seasonality
-----------

     The seasonal nature of CSS' business results in low sales and operating losses for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Stock Repurchase Program
------------------------

    On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. On subsequent dates, the Executive Committee of the Board of Directors authorized additional repurchases totaling 1,500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of March 31, 2000, the Company had repurchased 2,121,851 shares for $54,095,000, including 193,000 shares for $3,819,000 in the first quarter of 2000. As of March 31, 1999, the Company had repurchased 1,338,800 shares for $37,485,000, including 352,400 shares for $8,714,000 in the first quarter of 1999.

First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------

     Consolidated sales for the three months ended March 31, 2000 were $24,589,000 or 7% below 1999 sales of $26,367,000. The decrease in sales was primarily attributable to lower sales of classroom exchange Valentine cards as improved production efficiencies allowed for the shipment of product related to the 2000 holiday in late 1999. Additionally, the discontinuation of certain ancillary product lines and lower closeout sales volume due to improved inventory management also contributed to the reduction in sales volume. These decreases were partially offset by increased sales of ribbons and bows to the wholesale distribution channel and by increased sales of educational products.

     Cost of sales, as percentage of sales, was 72% in 2000 and 73% in 1999. The decrease in cost of sales, as a percentage of sales, was due to the reduction in lower margin closeout sales volume. Selling, general and administrative ("SG&A") expenses increased 5% to $16,141,000 in 2000 from $15,328,000 in 1999. The increase in SG&A expenses was due to increased costs associated with product and marketing initiatives.

     Interest expense, net decreased to $396,000 from $570,000 in 1999. The decrease in interest expense was due to lower borrowing levels as a result of the cash generated from operations. The Company incurred rental and other expense of $17,000 in 2000 compared to income of $1,163,000 in 1999. The change from the prior year was primarily due to the absence of a pre-tax gain related to the restructuring of a portion of the Company's deferred compensation liability in 1999.

     Income taxes, as a percentage of income before taxes, were 36% in 2000 and 37% in 1999.

     The net loss for the three months ended March 31, 2000 was $6,147,000, or $.66 per share compared to a net loss of $4,835,000, or $.48 per share, in 1999. The increased loss was due to the impact of the Company's stock repurchase plan, the absence of non-recurring other income and increased costs to support product and marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2000, the Company had working capital of $120,402,000 and shareholders' equity of $209,575,000. The decrease in accounts receivable and the increase in inventories from December 31, 1999 reflected seasonal collections of Christmas accounts receivables net of current year billings and normal seasonal inventory increases necessary for the 2000 shipping season. The decrease in other current liabilities reflected payment of income taxes, sales commissions, royalties and employee benefits. The decrease in shareholders' equity was primarily attributable to the repurchase of 193,000 shares of the Company's common stock for $3,819,000 and to the first quarter net loss.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs decreased to $0 in the first quarter but will increase through the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of March 31, 2000, the Company had no borrowings outstanding under this facility. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

YEAR 2000
---------

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







                                        CSS INDUSTRIES, INC.
                                        --------------------
                                        (Registrant)




Date:  May 12, 2000                     By: /s/ Clifford E. Pietrafitta
                                            -----------------------------
                                            Clifford E. Pietrafitta
                                            Vice President - Finance,
                                            Chief Financial Officer  and
                                            Principal Accounting Officer