Form 10-Q
period 2000-06-30
CSS INDUSTRIES INC
filed 2000-08-04
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended                              Commission file number 1-2661
     June 30, 2000
---------------------



                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            Delaware                                           13-1920657
-------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification number)




1845 Walnut Street, Philadelphia, PA                             19103
---------------------------------------               --------------------------
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


                Yes  _x_                          No __


As of June 30, 2000, there were 9,031,520 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, the results of operations for the three months and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999. The results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 2000 quarterly report on Form 10-Q and with Part II of this document.



                                                                       PAGE NO.
                                                                       --------

Consolidated  Statements  of Operations - Three months and
six months ended June 30, 2000 and 1999                                     3

Consolidated Condensed Balance Sheets - June 30, 2000 and
December 31, 1999                                                            4

Consolidated Statements of Cash Flows - Six months ended
June 30, 2000 and 1999                                                       5

Notes to Consolidated Financial Statements                                  6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   9-11

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                12

SIGNATURE                                                                   13

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                  Three  Months Ended            Six Months Ended
                                                                        June 30,                      June 30,
                                                                -----------------------         --------------------
                                                                  2000            1999            2000        1999
                                                                --------        -------         -------      -------
SALES                                                           $37,120         $36,761         $61,709      $63,128
                                                                -------         -------         -------      -------
COSTS AND EXPENSES
   Cost of sales                                                 27,283          28,357          44,922       47,713
   Selling, general and administrative expenses                  15,639          13,773          31,780       29,101
   Interest expense, net                                            630             461           1,026        1,031
   Rental and other income, net                                     (92)            (15)            (75)      (1,178)
                                                                -------         -------         -------      -------
                                                                 43,460          42,576          77,653       76,667
                                                                -------         ------ -        -------      -------
LOSS BEFORE INCOME TAXES                                         (6,340)         (5,815)        (15,944)     (13,539)

INCOME TAX BENEFIT                                               (2,283)         (2,188)         (5,740)      (5,077)
                                                                -------         -------        --------      -------
NET LOSS                                                        $(4,057)        $(3,627)       $(10,204)     $(8,462)
                                                                =======         =======        ========      =======
NET LOSS PER COMMON SHARE
   Basic                                                          $(.45)          $(.37)         $(1.11)       $(.85)
                                                                  =====           =====          ======        =====
   Diluted                                                        $(.45)          $(.37)         $(1.11)       $(.85)
                                                                  =====           =====          ======        =====
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                          9,072           9,841           9,169        9,968
                                                                  =====           =====           =====        =====
   Diluted                                                        9,072           9,841           9,169        9,968
                                                                  =====           =====           =====        =====
CASH DIVIDENDS PER SHARE OF COMMON STOCK                        $     -         $     -         $     -      $     -
                                                                =======         =======         =======      =======


                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)
                                                                 June 30,            December 31,
                                                                   2000                   1999
                                                                ----------           -----------
                                                                (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                              $    2,876           $     3,292
    Accounts receivable, net                                        28,023               165,033
    Inventories                                                    156,551                64,884
    Deferred income taxes                                            5,886                 5,886
    Other current assets                                            13,116                11,272
                                                                ----------           -----------
       Total current assets                                        206,452               250,367
                                                                ----------           -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                  58,023                55,916
                                                                ----------           -----------
OTHER ASSETS
    Intangible assets                                               38,821                39,971
    Other                                                            2,783                 3,144
                                                                ----------           -----------
        Total other assets                                          41,604                43,115
                                                                ----------           -----------
        Total assets                                            $  306,079           $   349,398
                                                                ==========           ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                           $   52,425                62,370
        Other current liabilities                                   41,828                57,108
                                                                ----------           -----------
              Total current liabilities                             94,253               119,478
                                                                ----------           -----------
LONG-TERM OBLIGATIONS                                                4,261                 5,307
                                                                ----------           -----------
DEFERRED INCOME TAXES                                                5,005                 5,136
                                                                ----------           -----------
SHAREHOLDERS' EQUITY                                               202,560               219,477
                                                                ----------           -----------
        Total liabilities and shareholders' equity              $  306,079           $   349,398
                                                                ==========           ===========




                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)
                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                 ------------------------------
                                                                                    2000                 1999
                                                                                 ---------            ---------
Cash flows from operating activities:
    Net loss                                                                     ($10,204)             ($8,462)
                                                                                  -------              -------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                5,609                4,659
       Loss (gain) on disposal of assets, net                                          21                   (6)
       Provision for doubtful accounts                                                237                  256
       Deferred tax benefit                                                          (131)              (3,332)
       Changes in assets and liabilities:
          Decrease in accounts receivable                                         136,773              153,069
          (Increase) in inventory                                                 (91,667)             (71,472)
          (Increase) decrease in other assets                                      (1,616)               7,137
          (Decrease) in other current liabilities                                    (348)              (1,656)
          (Decrease) in accrued taxes                                             (14,022)              (9,711)
                                                                                  -------              -------
             Total adjustments                                                     34,856               78,944
                                                                                  -------              -------
             Net cash provided by operating activities                             24,652               70,482
                                                                                  -------              -------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (6,506)              (7,526)
    Proceeds on sale of property, plant and equipment                                  55                   54
                                                                                  -------              -------
             Net cash (used for) investing activities                              (6,451)              (7,472)
                                                                                  -------              -------
Cash flows from financing activities:
    Payments on long-term obligations                                              (2,045)              (1,163)
    Borrowing on long-term obligation                                                  86                    -
    Net payments on notes payable                                                  (9,945)             (55,320)
    Purchase of treasury stock                                                     (6,777)              (9,761)
    Proceeds from exercise of stock options                                            64                1,023
                                                                                  -------              -------
             Net cash (used for) financing activities                             (18,617)             (65,221)
                                                                                  -------              -------
Net (decrease) in cash and temporary investments                                     (416)              (2,211)
Cash and temporary investments at beginning of period                               3,292                2,214
                                                                                  -------              -------
Cash and temporary investments at end of period                                   $ 2,876              $     3
                                                                                  =======              =======



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000


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

     Inventories -

     Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:


                                                   June 30,         December 31,
                                                     2000               1999
                                                -------------       -----------

        Raw material...................         $  31,950,000       $19,848,000
        Work-in-process................            19,951,000        15,967,000
        Finished goods.................           104,650,000        29,069,000
                                                -------------      ------------
                                                $ 156,551,000       $64,884,000
                                                =============       ===========

      Revenue Recognition -

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Loss Per Common Share -

      Basic and diluted net loss per common share were computed based on the weighted average number of shares outstanding during the second quarter and six months ended June 30, 2000 and 1999 - 9,072,453 and 9,169,253 in 2000 and 9,841,059 and 9,967,621 in 1999. Shares used in the computation of basic and diluted net loss per common share are equal as the common stock equivalents that would normally be added to the weighted average shares outstanding for the computation of diluted net loss per share have an anti-dilutive effect when the Company has a net loss.

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

(3)  TREASURY STOCK TRANSACTIONS:

     On February 19, 1998 the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. On subsequent dates, the Executive Committee of the Board of Directors authorized additional repurchases totaling 1,500,000 shares on terms acceptable to management. Any such buyback is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of June 30, 2000, the Company had repurchased 2,271,051 shares for $57,053,000, including 149,200 shares for $2,958,000 in the second quarter of 2000. As of June 30, 1999, the Company had repurchased 1,383,800 shares for $38,532,000, including the purchase of 45,000 shares for $1,047,000 in the second quarter of 1999.

(4)  FUTURE ACCOUNTING CHANGES:

     The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 was scheduled to be effective for fiscal quarters of all fiscal years beginning after June 15, 1999; however, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 one year to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

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

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. On subsequent dates, the Executive Committee of the Board of Directors authorized additional repurchases totaling 1,500,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of June 30, 2000, the Company had repurchased 2,271,051 shares for $57,053,000, including 149,200 shares for $2,958,000 in the second quarter of 2000. As of June 30, 1999, the Company had repurchased 1,383,800 shares for $38,532,000, including the purchase of 45,000 shares for $1,047,000 in the second quarter of 1999.

First Six Months of 2000 Compared to First Six Months of 1999

     Consolidated sales for the six months ended June 30, 2000 decreased 2% to $61,709,000 from $63,128,000 in 1999. The decrease in sales was due to later timing of direct import shipments, discontinuation of certain ancillary everyday product lines and reduced closeout sales due to improved inventory management. In addition, lower sales of classroom exchange Valentine cards resulted as improvements in production allowed for the shipment of product related to the 2000 holiday in late 1999. These decreases were substantially offset by increased sales of Christmas, Halloween, educational and ribbons and bow products.

     Cost of sales, as a percentage of sales, was 73% in 2000 and 76% in 1999. The decrease in cost of sales, as a percentage of sales, was due to the reduction in lower margin closeout sales volume and production efficiencies. Selling, general and administrative ("SG&A") expenses, as a percentage of sales, increased to 51% from 46% in 1999. The increase in SG&A expenses, as a percentage of sales, was due to the implementation of an Enterprise Resource Planning System and the move to a more decentralized management structure.

     Interest expense, net decreased slightly to $1,026,000 from $1,031,000 in 1999. The decrease in interest expense was due to lower borrowing levels as a result of the cash generated from operations. The effects of the decreased borrowings were substantially offset by higher interest rates and the repurchase of the Company's common stock. Rental and other income, net decreased to $75,000 from $1,178,000 in 1999 due to the absence of a pre-tax gain related to the restructuring of a portion of the Company's deferred compensation liability in 1999.

     Income taxes, as a percentage of income before taxes, were 36% in 2000 and 37.5% in 1999.

     The net loss for the six months ended June 30, 2000 was $10,204,000, or $1.11 per share, compared to a net loss of $8,462,000, or $.85 per share, in 1999. The increased loss was due to the impact of the Company's stock repurchase plan, the absence of non-recurring other income and higher SG&A expense, partially offset by higher margins.

Second Quarter 2000 Compared to Second Quarter 1999

     Sales for the quarter ended June 30, 2000 increased 1% to $37,120,000 from $36,761,000. The increase in sales was due to increased shipments of Christmas, Halloween, educational and ribbons and bow products. This increase was partially offset by later timing of direct import shipments compared to 1999, and the discontinuation of certain ancillary everyday product lines.

     Cost of sales, as a percentage of sales, was 73% in 2000 compared to 77% in 1999. The decrease in cost of sales, as a percentage of sales, was due to increased production efficiencies and lower closeout sales compared to the prior year. SG&A expenses, as a percentage of sales, increased to 42% from 37% in 1999 as a result of increased costs associated with the implementation of an Enterprise Resource Planning System and the move to a more decentralized management structure.

     Interest expense, net was $630,000 in 2000 compared to $461,000 in 1999. The increase in interest expense was due to borrowings required for the Company's stock repurchase plan and higher interest rates.

     Income taxes, as a percentage of income before taxes, were 36% in 2000 and 37.5% in 1999.

     The net loss for the quarter ended June 30, 2000 was $4,057,000,or $.45 per share, compared to a net loss of $3,627,000, or $.37 per share, in 1999. The increased loss was due to the impact of the Company's stock repurchase plan and higher SG&A expense, partially offset by higher margins.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had working capital of $112,199,000 and shareholders' equity of $202,560,000. The decrease in accounts receivable and the increase in inventories from December 31, 1999 reflected seasonal collections of Christmas accounts receivables net of current year billings and normal seasonal inventory increases necessary for the 2000 shipping season. The decrease in other current liabilities reflected payment of income taxes, sales commissions, royalties and employee benefits. The decrease in shareholders' equity was primarily attributable to the year-to-date net loss and the repurchase of 342,200 shares of the Company's stock for $6,777,000.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs were repaid in the first quarter of 2000 but will increase through the remainder of the year, peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of June 30, 2000, the Company had short-term borrowings of $52,425,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of shareholders of the Registrant was held on May 2, 2000.

        (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:


                                                     SHARES OF VOTING STOCK
                                                 -----------------------------
                                                     FOR              WITHHELD
                                                 -----------------------------

            James H. Bromley                     8,301,640              14,451

            Stephen V. Dubin                     8,301,640              14,451

            David J.M. Erskine                   8,301,640              14,451

            Jack Farber                          8,301,640              14,451

            Richard G. Gilmore                   8,298,640              17,451

            Leonard E. Grossman                  8,301,640              14,451

            James E. Ksansnak                    8,301,640              14,451

            Michael L. Sanyour                   8,301,640              14,451

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







                                           CSS INDUSTRIES, INC.
                                           --------------------
                                           (Registrant)




Date:   August 3, 2000                     By: /s/Clifford E. Pietrafitta
                                               ---------------------------------
                                               Clifford E. Pietrafitta
                                               Vice President - Finance,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

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








                                           CSS INDUSTRIES, INC.
                                           --------------------
                                           (Registrant)





Date:   August 3, 2000                     By:
                                                --------------------------------
                                                Clifford E. Pietrafitta
                                                Vice President - Finance,
                                                Chief Financial Officer and
                                                Principal Accounting Officer