Form 10-Q
period 2000-09-30
CSS INDUSTRIES INC
filed 2000-11-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q



For the Quarter Ended                              Commission file number 1-2661
  September 30, 2000
---------------------


                              CSS INDUSTRIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            Delaware                                            13-1920657
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)




1845 Walnut Street, Philadelphia, PA                               19103
----------------------------------------                       ------------
(Address of principal executive offices)                        (Zip Code)




                                 (215) 569-9900
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes  _x_                             No ___



As of September 30, 2000, there were 8,925,520 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, the results of operations for the three months and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. The results for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the June 30, 2000 quarterly report on Form 10-Q and with Part II of this document.

                                                                                        PAGE NO.
                                                                                        --------
Consolidated  Statements  of  Operations  - Three  months and nine months  ended
September 30, 2000 and 1999                                                                   3

Consolidated Condensed Balance Sheets - September 30, 2000 and
December 31, 1999                                                                             4

Consolidated Statements of Cash Flows - Nine months ended
September 30, 2000 and 1999                                                                   5

Notes to Consolidated Financial Statements                                                   6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                    9-10

PART II - OTHER INFORMATION

Items 1 through 6 - Not Applicable

SIGNATURE                                                                                    11


                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                  Three  Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                               ------------------------        ---------------------
                                                                   2000          1999           2000          1999
                                                                 ---------    ---------        --------     --------
SALES                                                          $142,965        $127,416        $204,674    $ 190,544
                                                               --------        --------        --------    ---------

COSTS AND EXPENSES
   Cost of sales                                                108,255          95,923         153,177      143,636
   Selling, general and administrative expenses                  21,566          19,281          53,346       48,382
   Interest expense, net                                          1,755           1,274           2,781        2,305
   Rental and other (income) expense, net                           (12)             10             (87)      (1,168)
                                                              ---------       ---------        --------    ---------
                                                                131,564         116,488         209,217      193,155
                                                              ---------       ---------        --------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                                11,401          10,928          (4,543)      (2,611)

INCOME TAX EXPENSE (BENEFIT)                                      4,105           4,122          (1,635)        (955)
                                                              ---------       ---------        --------    ---------

NET INCOME (LOSS)                                             $   7,296       $   6,806        $ (2,908)   $  (1,656)
                                                              =========       =========        ========    =========

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                         $.81            $.71           $(.32)       $(.17)
                                                                   ====            ====           =====        =====
     Diluted                                                       $.81            $.70           $(.32)       $(.17)
                                                                   ====            ====           =====        =====

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                        8,968           9,621           9,102        9,852
                                                                  =====           =====           =====        =====
     Diluted                                                      8,973           9,682           9,102        9,852
                                                                  =====           =====           =====        =====

CASH DIVIDENDS PER SHARE OF COMMON STOCK                      $       -       $       -        $      -    $       -
                                                              =========       =========        ========    =========


                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)

                                                                    September 30,          December 31,
                                                                         2000                  1999
                                                                  ------------------    ------------------
                                                                     (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                                     $  2,200              $  3,292
    Accounts receivable, net                                            126,576               165,033
    Inventories                                                         143,042                64,884
    Deferred income taxes                                                 5,622                 5,886
    Other current assets                                                  8,827                11,272
                                                                       --------              --------
       Total current assets                                             286,267               250,367
                                                                       --------              --------
PROPERTY, PLANT AND EQUIPMENT, NET                                       58,918                55,916
                                                                       --------              --------
OTHER ASSETS
    Intangible assets                                                    39,171                39,971
    Other                                                                 2,486                 3,144
                                                                       --------              --------
        Total other assets                                               41,657                43,115
                                                                       --------              --------
        Total assets                                                   $386,842              $349,398
                                                                       ========              ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                                  $120,510               $62,370
        Other current liabilities                                        49,301                57,108
                                                                       --------              --------
              Total current liabilities                                 169,811               119,478
                                                                       --------              --------
LONG-TERM OBLIGATIONS                                                     4,022                 5,307
                                                                       --------              --------
DEFERRED INCOME TAXES                                                     5,208                 5,136
                                                                       --------              --------
SHAREHOLDERS' EQUITY                                                    207,801               219,477
                                                                       --------              --------
        Total liabilities and shareholders' equity                     $386,842              $349,398
                                                                       ========              ========




                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                   ------------------------------
                                                                                     2000                1999
                                                                                   --------           -----------

Cash flows from operating activities:
    Net loss                                                                       $(2,908)             $(1,656)
                                                                                   -------              -------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                 7,676                7,058
       Loss on sale or disposal of assets                                               23                   20
       Provision for doubtful accounts                                                 808                  731
       Deferred income tax provision (benefit)                                         336               (1,379)
       Changes in assets and liabilities:
          Decrease in accounts receivable                                           37,650               63,514
          (Increase) in inventory                                                  (78,158)             (67,670)
          Decrease in other assets                                                   2,891                8,895
          Increase in other current liabilities                                      3,542                6,972
          (Decrease) in accrued income taxes                                       (10,258)              (7,562)
                                                                                   -------              -------
             Total adjustments                                                     (35,490)              10,579
                                                                                   -------              -------
             Net cash (used for) provided by operating activities                  (38,398)               8,923
                                                                                   -------              -------
Cash flows from investing activities:
    Purchase of business, net of cash received of $120                                   -               (7,486)
    Purchase of property, plant and equipment                                       (9,743)             (11,733)
    Proceeds on sale of property, plant and equipment                                   56                   54
                                                                                   -------              -------
             Net cash (used for) investing activities                               (9,687)             (19,165)
                                                                                   -------              -------

Cash flows from financing activities:
    Payments on long-term obligations                                               (2,377)              (1,609)
    Borrowing on long-term obligation                                                   86                    -
    Net borrowings on notes payable                                                 58,140               28,680
    Purchase of treasury stock                                                      (8,920)             (18,483)
    Proceeds from exercise of stock options                                             64                1,484
                                                                                   -------              -------
             Net cash provided by financing activities                              46,993               10,072
                                                                                   -------              -------
Net (decrease) in cash and temporary investments                                    (1,092)                (170)

Cash and temporary investments at beginning of period                                3,292                2,214
                                                                                   -------              -------
Cash and temporary investments at end of period                                    $ 2,200             $  2,044
                                                                                   =======             ========

                 See notes to consolidated financial statements

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


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

      Inventories -

      Inventories are generally stated at the lower of first-in, first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                           September 30,      December 31,
                                                               2000               1999
                                                          --------------      ------------
                  Raw material...................          $ 23,656,000       $ 19,848,000
                  Work-in-process................            13,562,000         15,967,000
                  Finished goods.................           105,824,000         29,069,000
                                                           ------------       ------------
                                                           $143,042,000       $ 64,884,000
                                                           ============       ============

Revenue Recognition -

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Income (Loss) Per Common Share -

      Basic net income per common share was computed based on the weighted average number of shares outstanding during the third quarter and nine months ended September 30, 2000 and 1999 - 8,967,520 and 9,102,009 in
         2000 and 9,621,224 and 9,852,155 in 1999. Average outstanding shares used in the computation of diluted net income per share for the third quarter include the impact of dilutive stock options and were 8,973,114 and 9,102,009 in 2000 and 9,682,324 and 9,852,155 in 1999.

     Shares used in the computation of basic and diluted net loss per common share are equal for the nine months ended September 30, 2000 as the common stock equivalents that would normally be added to the weighted average shares outstanding for the computation of diluted loss per common share have an anti-dilutive effect when the Company has a net loss.

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

(2)  BUSINESS ACQUISITIONS AND DIVESTITURES:

     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designs and markets highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party and gift shops. In consideration for these businesses, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,697,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over twenty years. As of December 31, 1999, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.

(3) TREASURY STOCK TRANSACTIONS:

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases of shares on terms acceptable to management. The cumulative authorized repurchase amount is 3,000,000 shares. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of September 30, 2000, the Company had repurchased 2,377,000 shares for $59,196,000 including the purchase of 106,000 shares for $2,143,000 in the third quarter.

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

     The SEC issued Staff Accounting Bulletin (SAB) No. 101 in 1999, which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Calendar year-end companies are required to adopt SAB No. 101, as amended, no later than the quarter ending December 31, 2000. Based on current operations, the Company does not except the adoption of this statement to have a material effect on its financial position and results of operations.

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

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases of shares on terms acceptable to management. The cumulative authorized repurchase amount is 3,000,000 shares. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. As of September 30, 2000, the Company had repurchased 2,377,000 shares for $59,196,000 including 106,000 shares for $2,143,000 in the third quarter.

First Nine Months of 2000 Compared to First Nine Months of 1999

     Consolidated sales for the nine months ended September 30, 2000 increased 7% to $204,674,000 from $190,544,000 in 1999. The increase in sales was primarily due to higher sales of Christmas products, a portion of which relates to earlier customer requested ship dates compared to a year ago. Also contributing to the sales increase was higher sales of Halloween, educational and non-Christmas ribbon and bow products. These increases were partially offset by lower sales of closeouts, everyday window clings and classroom exchange Valentine cards as a result of improvements in production which allowed for the shipment of product related to the 2000 holiday in late 1999.

     Cost of sales, as a percentage of sales was 75% in 2000 and 1999.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, increased to 26% from 25% in 1999. The increase in SG&A expenses as a percentage of sales was due to the previously announced move to a more decentralized management structure and costs associated with the implementation of an Enterprise Resource Planning System.

     Interest expense, net was $2,781,000 in 2000 and $2,305,000 in 1999. The increase in interest expense was primarily due to higher interest rates. Rental and other income decreased to $87,000 in 2000 from $1,168,000 in 1999 due to the impact of restructuring a portion of the Company's deferred compensation liability in 1999.

     Income taxes as a percentage of income before taxes were 36% in 2000 and 36.5% in 1999.

     The net loss for the nine months ended September 30, 2000 was $2,908,000, or $.32 per share, compared to prior year net loss of $1,656,000, or $.17 per share. The decrease in earnings was due to higher SG&A and interest costs, partially offset by increased sales and gross margins. The disproportionate increase in the Company's loss per share was a result of the Company's continuing stock repurchase program which added $.09 to the loss per share for the nine months ended September 30, 2000.

Third Quarter 2000 Compared to Third Quarter 1999

     Sales for the quarter ended September 30, 2000 increased 12% to $142,965,000 from $127,416,000 in 1999. The increase in sales was due to higher Christmas shipments, a portion of which was a result of earlier customer requested ship dates than in the prior year, and higher sales of educational products.

     Cost of sales, as a percentage of sales, was 76% in 2000 and 75% in 1999. The increase in cost of sales was a result of the mix of product line shipments in the quarter compared to a year ago. Despite higher sales, SG&A expenses as a percentage of sales were 15% in both 2000 and 1999. The increase in SG&A expense was a result of higher costs related to the previously announced move to a more decentralized management structure

     Interest expense, net was $1,755,000 in 2000 compared to $1,274,000 in 1999. The increase was a result of higher interest rates compared to 1999.

     Income taxes, as a percentage of income before taxes were 36% in 2000 and 38% in 1999.

     Net income for the third quarter was $7,296,000, or $.81 per share, compared to prior year net income of $6,806,000, or $.70 per share. The increase in income was primarily due to increased sales. The Company's continuing stock repurchase program added $.04 to diluted earnings per share compared to the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had working capital of $116,456,000 and shareholders' equity of $207,801,000. The decrease in accounts receivable and the increase in inventories from December 31, 1999 reflected seasonal collections of 1999 Christmas accounts receivables, net of current year billings and normal seasonal inventory increases necessary for the 2000 shipping season. The decrease in shareholders' equity is primarily attributable to the year-to-date repurchase of 448,200 shares of the Company's common stock for $8,920,000.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second half of the year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs were repaid in the first quarter of 2000 but will increase through the remainder of the year peaking prior to Christmas. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The credit facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. As of September 30, 2000, the Company had short-term borrowings of $120,510,000 under this facility. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

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







                                               CSS INDUSTRIES, INC.
                                               --------------------
                                               (Registrant)




Date:  November 14, 2000                       By: /s/ Clifford E. Pietrafitta
                                                   ----------------------------
                                                   Clifford E. Pietrafitta
                                                   Vice President - Finance,
                                                   Chief Financial Officer  and
                                                   Principal Accounting Officer

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








                                              CSS INDUSTRIES, INC.
                                              --------------------
                                              (Registrant)





Date:   November 14, 2000                     By: /s/ Clifford E. Pietrafitta
                                                  -----------------------------
                                                  Clifford E. Pietrafitta
                                                  Vice President - Finance,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer