Form 10-K
period 2000-12-31
CSS INDUSTRIES INC
filed 2001-03-16
CIK 20629

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the year ended December 31, 2000

                                       OR

|B) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________________ to ____________________


Commission File Number 1-2661

                              CSS INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        13-1920657
  -------------------------------                           ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     1845 Walnut Street, Philadelphia, PA                      19103
    --------------------------------------                  -----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (215) 569-9900
                                                            --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class             Name of each exchange on which registered
----------------------------         -----------------------------------------
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

                                      None
                                    ---------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /X/

   The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $98,232,618. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on February 27, 2001 ($22.00 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 2001 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.

   At February 27, 2001, there were outstanding 8,830,520 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).


                             (Page 2 of Cover Page)

Part I

Item 1. Business
General

     CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, seasonal candles, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in fourteen domestic facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995.

     The Company has experienced growth through a combination of acquisitions and the expansion of existing operations. The Company's goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating business and by acquiring other businesses with leading market positions.

Principal Products

     CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, candles and decorative ribbons and bows. CSS' Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley's(R) brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks, candles and novelties. In addition to seasonal products, CSS also designs and markets decorative ribbons and bows to its mass market and wholesale distribution customers and teachers' aids to the education market through school supply distributors and direct-to-retail teachers' stores.

     CSS manufactures and warehouses its products in fourteen facilities located in Pennsylvania, Tennessee and New York. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are primarily produced and warehoused in five facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products and are distributed from one facility in northeastern Pennsylvania and one facility in New York. Ribbons and bows are manufactured and warehoused in five facilities located in northeastern Pennsylvania. The manufacturing process is vertically integrated. Most ribbon and bow products are made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished goods are warehoused and shipped from both the production facility and a separate facility in Memphis. Other products, designed to the specifications of CSS, are imported from Asian manufacturers.

Sales and Marketing

     Most of CSS' products are sold in the United States and Canada by national and regional account sales managers, product specialists and by a network of independent manufacturers' representatives. Products are displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales management personnel and the independent manufacturers' representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers' stores. CSS' revenues are primarily seasonal with approximately 67% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine's Day seasons and all-occasion product sales. Seasonal products are generally designed and marketed beginning approximately eighteen to twenty months before the event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until after the holiday, in accordance with industry practice. CSS maintains permanent showrooms in New York City, Memphis, Minneapolis and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through independent manufacturers representatives to wholesale distributors who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk gift wrap or ribbon products. Custom products are sold by both independent manufacturers' representatives and CSS sales managers.

     Due to the ever increasing competitive retail environment, CSS plays a crucial role in helping the retailer develop programs to meet revenue objectives while appealing to consumers' tastes. These objectives are met through the development and manufacture of custom configured and designed products. CSS' years of experience in program development and product quality are key competitive advantages in helping retailers meet their objectives.

Competition

     CSS' principal competitor in Christmas products is Plus Mark, Inc. (a subsidiary of American Greetings Corporation). CSS also competes with various companies in each of its other seasonal product offerings. Certain of these competitors are larger and have greater resources than the Company. Historically, CSS has not competed directly, except to a limited extent, with Hallmark Cards, Inc. and other product offerings of American Greetings Corporation. In recent years, these companies have expanded their promotional offerings to the mass market retail distribution channel.

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

Employees

     At February 27, 2001, approximately 2,255 persons were employed by CSS (increasing to approximately 3,600 as seasonal employees are added).

     With the exception of the bargaining unit at the gift wrap facilities in Memphis, Tennessee, which included 310 employees as of February 27, 2001, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

     The Company believes that relationships with its employees are good.

Item 2. Properties

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:

                                                        Approximate Square Feet
                                                      ---------------------------
    Location       Use                                    Owned         Leased
    --------       ---                                    -----         ------
Elysburg, PA       Manufacturing and distribution        253,000             --
Elysburg, PA       Manufacturing                          68,000             --
Danville, PA       Distribution                          133,000             --
New Berlin, PA     Manufacturing                              --         31,000
Troy, PA           Manufacturing and distribution        223,000             --
Elmira, NY         Distribution                               --         31,000
Canton, PA         Distribution                          135,000             --
Berwick, PA        Manufacturing and distribution        213,000             --
Berwick, PA        Manufacturing and distribution        220,000             --
Berwick, PA        Distribution                          226,000             --
Berwick, PA        Distribution                               --        521,000
Berwick, PA        Distribution                               --         36,000
Memphis, TN        Manufacturing and distribution             --        986,000
Memphis, TN        Distribution                               --        366,000
                                                       ---------      ---------
 Total                                                 1,471,000      1,971,000
                                                       =========      =========

     The Company also utilizes owned and leased space aggregating 107,000 square feet for various marketing and administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

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

Part II
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Principal Market for Common Stock

     The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the calendar quarters during 2000 and 1999.


                                                       High          Low
                                                       ----          ---
2000
----
 First Quarter ...................................   $ 21.63       $ 18.63
 Second Quarter ..................................     20.44         18.50
 Third Quarter ...................................     20.94         19.50
 Fourth Quarter ..................................     21.75         18.63

1999
----
 First Quarter ...................................   $ 31.06       $ 22.25
 Second Quarter ..................................     28.56         22.25
 Third Quarter ...................................     28.19         20.38
 Fourth Quarter ..................................     22.06         20.50


(b) Holders of Common Stock

     At February 27, 2001, there were approximately 1,300 holders of the Company's Common Stock.

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

     At February 27, 2001, there were no shares of preferred stock outstanding.

Item 6. Selected Financial Data

(In thousands, except per share amounts)


                                                                          Years Ended December 31,
                                                -----------------------------------------------------------------------------
                                                     2000            1999          1998(a)           1997          1996(b)
                                                -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:
 Sales ......................................     $ 421,084       $ 408,867       $ 417,526       $ 372,733       $ 335,822
 Income from continuing operations before
   income taxes .............................        28,406          28,442          37,926          30,442          27,499
 Income from continuing operations ..........        18,231          18,061          24,276          18,871          17,110
 Income from discontinued operations, net of
   income taxes .............................            --              --              --           6,348           5,234
 Gain on sale of discontinued operations, net
   of income taxes ..........................            --              --              --          17,871              --
 Net income .................................        18,231          18,061          24,276          43,090          22,344
 Income from continuing operations per
   common share
   Basic ....................................     $    2.02       $    1.85       $    2.26       $    1.74       $    1.59
   Diluted ..................................     $    2.02       $    1.84       $    2.21       $    1.67       $    1.55

Balance Sheet Data:
 Working capital ............................       133,397         130,889         145,165         129,245          71,780
 Total assets ...............................       349,543         349,398         376,590         342,362         330,122
 Short-term debt ............................        62,961          63,488          96,198          52,524          99,027
 Long-term debt .............................           252             537           2,131           2,580           3,762
 Shareholders' equity .......................     $ 227,091       $ 219,477       $ 220,493       $ 221,649       $ 176,752


(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items. For a complete description of these items, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) Restated to reflect the historical results of Rapidforms as a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions and Divestitures

     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designed and marketed highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party stores and gift shops. In consideration, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,697,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over twenty years. Subsequent to the acquisition, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.


Litigation

     In February 1999, CSS was awarded approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The funds were subsequently released from escrow. The award slightly increased the goodwill recorded on the 1998 balance sheet and had no impact on 1998 or 1999 results of operations.


Seasonality and Change in Fiscal Year

     The seasonal nature of CSS' business currently results in low sales and operating losses for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

     Because of the seasonality and the general industry practice of deferred payment terms, a material portion of the Company's trade receivables are collected in December and January, thus enabling the Company to repay the short-term debt borrowed to fund the inventory and accounts receivable build-up during the year.

     On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period will commence January 1, 2001 and end March 31, 2001. The Company's new fiscal year will begin April 1, 2001 and end March 31, 2002. With this change, the Company's new fiscal year will coincide with its natural revenue cycle.


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

     A summary of total restructuring and other special items for the year ended December 31, 1998 is provided below:

                                                                Year Ended
                                                             December 31, 1998
                                                       ---------------------------
                   (in thousands)                                        Effect on
                                                         Pre-tax          Diluted
                                                          Income          Earnings
                                                        (Expense)        Per Share
                                                       -----------       ----------
          Cost of sales:
            Inventory disposition costs of
              discontinued product lines                 $ (1,943)         $ (.11)
                                                         --------          ------
          Restructuring and other special items:
            Gain on sale of real estate                    16,866             .98
            Costs to discontinue product lines,
             including goodwill write-off                  (3,982)           (.23)
            Integration of operations and
             management functions                          (2,530)           (.15)
            Write-off of systems development costs         (3,102)           (.18)
                                                         --------          ------
                                                            7,252             .42
                                                         --------          ------
            Total                                        $  5,309          $  .31
                                                         ========          ======
     The restructuring program was completed in 1998.


Results of Operations

     Consolidated sales for 2000 increased 3% to $421,084,000 from $408,867,000. The increase in 2000 sales was primarily attributable to 4% growth in CSS' base seasonal businesses as reduced sales of discontinued products partially offset the overall improvement in volume. Consolidated sales for 1999 decreased by 2% to $408,867,000 from $417,526,000 in 1998. The decrease was due primarily to the absence of sales related to certain everyday product lines discontinued in 1999. Excluding these lines, sales were relatively flat as increased direct import sales were offset by reduced sales of certain domestically manufactured product lines.

     As a percentage of sales, cost of sales was 74% in 2000 and 75% in 1999 and 1998. The improvement in cost of sales as a percentage of sales in 2000 was due to improved efficiencies in the Company's manufacturing and distribution operations. The increase in cost of sales as a percentage of sales in 1999 was attributable to the increased mix of lower margin direct import sales and reduced absorption of manufacturing overheads due to lower sales of manufactured product and inventory reduction strategies.

     Selling, general and administrative expenses, as a percentage of sales, was 18% in 2000 and 17% in 1999 and 1998. The increase in selling, general and administrative costs in 2000 was primarily due to costs associated with the decentralization of the Company's management structure. On an absolute basis selling, general and administrative costs decreased 3% in 1999 primarily due to improved efficiencies as the benefits of a system implementation completed in 1998 resulted in incremental cost savings at one of the Company's locations. Partially offsetting these savings were incremental costs associated with organizational changes. These costs reduced 1999 earnings by $1,191,000, or $.08 per share.

     Interest expense, net was $5,080,000 in 2000, $4,294,000 in 1999 and
$4,445,000 in 1998. Interest expense increased in 2000 primarily due to the impact of higher interest rates as operating cash flow was largely offset by incremental borrowings to repurchase the Company's stock. Interest expense decreased 3% in 1999 as cash flow from operations, the favorable settlement of an arbitration related to the acquisition of Cleo and reduced working capital requirements for inventory and accounts receivable were somewhat offset by cash outlays to repurchase the Company's stock and to acquire Party Professionals, Inc.

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

     Rental and other income, net was $123,000 in 2000, $959,000 in 1999 and $1,647,000 in 1998. The current year decrease was due to the absence in 2000 of income from the 1999 restructuring of a portion of the Company's deferred compensation liability. The decrease in 1999 resulted from lower income related to sublease interests, net of income related to the restructuring of a portion of the Company's deferred compensation liability.

     Income before income taxes was $28,406,000, or 7% of sales in 2000, $28,442,000, or 7% of sales in 1999 and $37,926,000, or 9% of sales in 1998.

     Net income for the year ended December 31, 2000 increased 1% to $18,231,000, and decreased 26% in 1999 to $18,061,000. Net income per diluted share increased 10% in 2000 to $2.02 and decreased 17% in 1999 to $1.84 per share. Excluding 1998 special items, income from continuing operations per diluted share decreased 3% from $1.90 to $1.84 in 1999. Earnings per share in 2000, 1999 and 1998 were benefited by the Company's stock repurchase program. The cumulative buyback of stock added $.18, $.11 and $.02, respectively to income from continuing operations per diluted share.

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

Liquidity and Capital Resources

     At December 31, 2000, the Company had working capital of $133,397,000 and shareholders' equity of $227,091,000. The increase in accounts receivable, net of reserves, from $165,033,000 in 1999 to $177,087,000 in 2000 was a result of higher sales volume compared to 1999 and the timing of customer collections compared to 1999. Inventories, net of reserves, decreased to $54,000,000 from $64,884,000 due to improved inventory management. Other current assets decreased to $9,509,000 in 2000 from $11,272,000 due primarily to decreased product development spending. Property, plant and equipment increased from $55,916,000 in 1999 to $60,945,000 in 2000 due to capital expenditures related to the implementation of an enterprise resource planning system at a subsidiary of the Company and incremental investments in manufacturing equipment. Accounts payable decreased from $14,332,000 to $11,054,000 as a result of lower inventory levels and reduced spending. Accrued payroll and other compensation increased from $5,349,000 in 1999 to $9,342,000 due primarily to increased bonuses earned in 2000. Short term debt decreased slightly from $63,488,000 to $62,961,000 as operating cash generated substantially offset the cash expended for the funding of the Company's stock repurchase program and increased interest costs.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 78% percent of sales being Christmas and Halloween related. As payment for sales of Christmas and Halloween related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. The facility is available to fund the seasonal borrowing needs and to provide the Company with a source of capital for general corporate purposes. At December 31, 2000, there was $62,615,000 outstanding under this facility. In January, the Company repaid all amounts outstanding on the facility by utilizing the proceeds from the collection of trade accounts receivable. The Company is currently in negotiation with a financial institution and expects to replace its revolving credit facility prior to its expiration on April 30, 2001. For information concerning the revolving credit facility, see Note 8 of Notes to Consolidated Financial Statements.

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Executive Committee of the Board of Directors authorized additional repurchases of shares on terms acceptable to management. The cumulative authorized repurchase amount is 3,000,000 shares. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. The Company repurchased 543,200 shares for $10,861,000 and 942,451 shares for $21,505,000 in 2000 and 1999, respectively.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

Accounting Pronouncements

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," respectively. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, as required. The adoption of SFAS No. 133, as amended by SFAS No. 138, would not have had a material impact on the consolidated statements of operations as of December 31, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. This SAB was adopted by the Company with no significant impact on the consolidated statements of operations.

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires that freight expense incurred from shipping product to customers be recorded in cost of sales. This Issue was adopted by the Company and sales and cost of sales for all periods reflect a change in accounting for freight expense required by EITF Issue No. 00-10.

Forward-Looking and Cautionary Statements

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information related to the Company's capital resources and the costs related to operational decisions, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, and factors discussed elsewhere in this report and the documents incorporated herein by reference.


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

CSS INDUSTRIES, INC.
AND SUBSIDIARIES

Item 8. Financial Statements


                                     INDEX



                                                                                                              Page
                                                                                                            --------
Report of Independent Public Accountants .................................................................       25

Consolidated Balance Sheets - December 31, 2000 and 1999 .................................................    26-27

Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998 .............       28

Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998 .............       29

Consolidated Statements of Shareholders' Equity - for the years ended December 31, 2000, 1999 and 1998 ...    30-31

Notes to Consolidated Financial Statements ...............................................................    32-41

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CSS Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Philadelphia, PA
February 21, 2001

CSS Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)



                                                                                            December 31,
                                                                                     ---------------------------
                                                                                         2000           1999
                                      ASSETS                                         ------------   ------------
CURRENT ASSETS
 Cash and temporary investments ..................................................    $   1,058      $   3,292
 Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,647       177,087        165,033
 Inventories .....................................................................       54,000         64,884
 Deferred income taxes ...........................................................        5,096          5,886
 Other current assets ............................................................        9,509         11,272
                                                                                      ---------      ---------
   Total current assets ..........................................................      246,750        250,367
                                                                                      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
 Land ............................................................................          524            524
 Buildings, leasehold interests and improvements .................................       33,833         30,728
 Machinery, equipment and other ..................................................       81,720         72,373
                                                                                      ---------      ---------
                                                                                        116,077        103,625
 Less -- Accumulated depreciation ................................................      (55,132)       (47,709)
                                                                                      ---------      ---------
   Net property, plant and equipment .............................................       60,945         55,916
                                                                                      ---------      ---------

OTHER ASSETS
 Intangible assets, net of accumulated amortization of $9,747 and $8,483 .........       38,853         39,971
 Other ...........................................................................        2,995          3,144
                                                                                      ---------      ---------
   Total other assets ............................................................       41,848         43,115
                                                                                      ---------      ---------
                                                                                      $ 349,543      $ 349,398
                                                                                      =========      =========


                                                                                          December 31,
                                                                                   --------------------------
                                                                                       2000           1999
                      LIABILITIES AND SHAREHOLDERS' EQUITY                         ------------   -----------
CURRENT LIABILITIES
 Notes payable .................................................................    $  62,615      $  62,370
 Current portion of long-term debt .............................................          346          1,118
 Accounts payable ..............................................................       11,054         14,332
 Accrued payroll and other compensation ........................................        9,342          5,349
 Accrued income taxes ..........................................................        7,142          7,451
 Accrued expenses ..............................................................       22,854         28,858
                                                                                    ---------      ---------
   Total current liabilities ...................................................      113,353        119,478
                                                                                    ---------      ---------

LONG-TERM DEBT, NET OF CURRENT PORTION .........................................          252            537
                                                                                    ---------      ---------
OTHER LONG-TERM OBLIGATIONS ....................................................        2,802          4,770
                                                                                    ---------      ---------
DEFERRED INCOME TAXES ..........................................................        6,045          5,136
                                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES ..................................................           --             --
SHAREHOLDERS' EQUITY
 Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized ...............           --             --
 Common stock, $.10 par, 20,000,000 shares authorized
   12,366,566 shares issued and 8,830,520 outstanding at December 31, 2000
   12,366,566 shares issued and 9,368,185 outstanding at December 31, 1999 .....        1,237          1,237
 Additional paid-in capital ....................................................       29,538         29,358
 Retained earnings .............................................................      272,060        253,882
 Common stock in treasury, 3,536,046 and 2,998,381 shares, at cost .............      (75,744)       (65,000)
                                                                                    ---------      ---------
   Total shareholders' equity ..................................................      227,091        219,477
                                                                                    ---------      ---------
                                                                                    $ 349,543      $ 349,398
                                                                                    =========      =========


                See notes to consolidated financial statements.

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)


                                                                          Years Ended December 31,
                                                                   ---------------------------------------
                                                                       2000          1999          1998
                                                                   -----------   -----------   -----------
SALES ..........................................................    $421,084      $408,867      $417,526
                                                                    --------      --------      --------
COSTS AND EXPENSES
 Cost of sales .................................................     312,586       306,129       311,161
 Selling, general and administrative expenses ..................      75,135        70,961        72,893
 Restructuring and other special items .........................          --            --        (7,252)
 Interest expense, net of interest income of $123, $175 and $59.       5,080         4,294         4,445
 Rental and other income, net ..................................        (123)         (959)       (1,647)
                                                                    --------      --------      --------
                                                                     392,678       380,425       379,600
                                                                    --------      --------      --------
INCOME BEFORE INCOME TAXES .....................................      28,406        28,442        37,926
INCOME TAXES ...................................................      10,175        10,381        13,650
                                                                    --------      --------      --------
NET INCOME .....................................................    $ 18,231      $ 18,061      $ 24,276
                                                                    ========      ========      ========
NET INCOME PER COMMON SHARE
 Basic .........................................................    $   2.02      $   1.85      $   2.26
                                                                    ========      ========      ========
 Diluted .......................................................    $   2.02      $   1.84      $   2.21
                                                                    ========      ========      ========

                See notes to consolidated financial statements.

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)


                                                                                   Years Ended December 31,
                                                                          ------------------------------------------
                                                                              2000           1999           1998
                                                                          ------------   ------------   ------------
Cash flows from operating activities:
 Net income ...........................................................    $  18,231      $  18,061      $  24,276
 Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
   Depreciation and amortization ......................................       10,358          9,484          9,019
   Write-down of goodwill .............................................           --             --          3,530
   Provision for doubtful accounts ....................................        1,323          1,302          1,406
   Deferred tax provision (benefit) ...................................        1,699            710           (403)
   Loss (gain) on sale or disposal of assets ..........................           35            223        (14,774)
   Compensation expense on stock option issuance ......................           93             --             --
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ........................      (13,377)        17,897        (18,628)
    Decrease (increase) in inventories ................................       10,884         17,616        (15,136)
    Decrease in other assets ..........................................        1,428          8,617            486
    (Decrease) in accounts payable ....................................       (3,278)          (135)        (1,140)
    (Decrease) in accrued taxes .......................................         (222)          (274)       (11,917)
    (Decrease) increase in accrued expenses ...........................       (2,415)         4,820            618
                                                                           ---------      ---------      ---------
      Total adjustments ...............................................        6,528         60,260        (46,939)
                                                                           ---------      ---------      ---------
      Net cash provided by (used for) operating activities ............       24,759         78,321        (22,663)
                                                                           ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of business, net of cash received of $120 in 1999............           --         (7,486)            --
 Purchase of property, plant and equipment ............................      (13,877)       (14,858)       (14,800)
 Proceeds from sale of assets .........................................           56             70         21,743
                                                                           ---------      ---------      ---------
      Net cash (used for) provided by investing activities ............      (13,821)       (22,274)         6,943
                                                                           ---------      ---------      ---------
Cash flows from financing activities:
 Payments on long-term obligations ....................................       (2,706)        (2,450)        (1,131)
 Borrowings on long-term obligations ..................................           86             --             --
 Borrowings (repayments) on notes payable .............................          245        (32,950)        43,750
 Purchase of treasury stock ...........................................      (10,861)       (21,505)       (28,771)
 Proceeds from exercise of stock options ..............................           64          1,936          2,721
                                                                           ---------      ---------      ---------
      Net cash (used for) provided by financing activities ............      (13,172)       (54,969)        16,569
                                                                           ---------      ---------      ---------
Net (decrease) increase in cash and temporary investments .............       (2,234)         1,078            849
Cash and temporary investments at beginning of year ...................        3,292          2,214          1,365
                                                                           ---------      ---------      ---------
Cash and temporary investments at end of year .........................    $   1,058      $   3,292      $   2,214
                                                                           =========      =========      =========

                See notes to consolidated financial statements.

CSS Industries, Inc. and Subsidiaries
Consolidated Statements of
Shareholders' Equity
(In thousands, except share amounts)



                                                   Preferred Stock           Common Stock
                                                 -------------------   ------------------------
                                                  Shares     Amount       Shares        Amount
                                                 --------   --------   ------------   ---------
BALANCE, JANUARY 1, 1998 .....................       --     $  --       12,366,566     $1,237
 Tax benefit associated with exercise of stock
   options ...................................       --        --               --         --
 Issuance of common stock upon exercise of
   stock options .............................       --        --               --         --
 Increase in treasury shares .................       --        --               --         --
 Net income ..................................       --        --               --         --
                                                   ----     -----       ----------     ------
BALANCE, DECEMBER 31, 1998 ...................       --        --       12,366,566      1,237
 Tax benefit associated with exercise of stock
   options ...................................       --        --               --         --
 Issuance of common stock upon exercise of
   stock options .............................       --        --               --         --
 Increase in treasury shares .................       --        --               --         --
 Net income ..................................       --        --               --         --
                                                   ----     -----       ----------     ------
BALANCE, DECEMBER 31, 1999 ...................       --        --       12,366,566      1,237
 Tax benefit associated with exercise of stock
   options ...................................       --        --               --         --
 Issuance of common stock upon exercise of
   stock options .............................       --        --               --         --
 Compensation expense on stock option issuance       --        --               --         --
 Increase in treasury shares .................       --        --               --         --
 Net income ..................................       --        --               --         --
                                                   ----     -----       ----------     ------
BALANCE, DECEMBER 31, 2000 ...................       --     $  --       12,366,566     $1,237
                                                   ====     =====       ==========     ======

                                          Common Stock
 Additional                                in Treasury
   Paid-in       Retained     -------------------------------
   Capital       Earnings          Shares           Amount         Total
------------   ------------   ---------------   -------------   -----------
   $28,248       $214,748        (1,429,977)      $ (22,584)     $ 221,649
       618             --                --              --            618
        --           (592)          181,566           3,313          2,721
        --             --          (986,400)        (28,771)       (28,771)
        --         24,276                --              --         24,276
   -------       --------        ----------       ---------      ---------
    28,866        238,432        (2,234,811)        (48,042)       220,493
       492             --                --              --            492
        --         (2,611)          178,881           4,547          1,936
        --             --          (942,451)        (21,505)       (21,505)
        --         18,061                --              --         18,061
   -------       --------        ----------       ---------      ---------
    29,358        253,882        (2,998,381)        (65,000)       219,477
        87             --                --              --             87
        --            (53)            5,535             117             64
        93             --                --              --             93
        --             --          (543,200)        (10,861)       (10,861)
        --         18,231                --              --         18,231
   -------       --------        ----------       ---------      ---------
   $29,538       $272,060        (3,536,046)      $ (75,744)     $ 227,091
   =======       ========        ==========       =========      =========

CSS Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2000
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of CSS Industries, Inc. ("Company") and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Gains and losses on foreign currency transactions are not material and are included in selling, general and administrative expenses in the consolidated statements of operations.

     Nature of Business

     CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, seasonal candles, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in fourteen domestic facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995.

     Reclassification

     Certain prior-period amounts have been reclassified to conform with current-year classification.

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

     Inventories

     Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,394,000 and $1,204,000 at December 31, 2000 and 1999, respectively. Inventories consisted of the following:

                                      2000         1999
      (in thousands)                -------      -------
      Raw material .............    $13,874      $19,848
      Work-in-process ..........     14,349       15,967
      Finished goods ...........     25,777       29,069
                                    -------      -------
                                    $54,000      $64,884
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

     Intangible Assets

     Intangible assets, including goodwill, are amortized over terms from five to 40 years.

     Long Lived Assets

     The Company periodically evaluates the net realizable value of long lived assets, including goodwill and other intangible assets and property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.

     Foreign Currency Contracts

     The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2000 and 1999, the net value of open forward exchange contracts and the related gains and losses were not material.

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

     Net Income Per Common Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

                                                  2000           1999         1998 (a)
               (in thousands)                 ------------   ------------   ------------
Numerator:
 Net income ...............................     $ 18,231       $ 18,061       $ 24,276
Denominator:
 Weighted average shares outstanding
   for basic earnings per share ...........        9,037          9,747         10,737
 Effect of dilutive stock options .........            4             48            271
                                                --------       --------       --------
 Adjusted weighted average shares out-
   standing for diluted earnings per
   share ..................................        9,041          9,795         11,008
                                                ========       ========       ========
Basic earnings per share ..................     $   2.02       $   1.85       $   2.26
                                                ========       ========       ========
Diluted earnings per share ................     $   2.02       $   1.84       $   2.21
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

                Supplemental Schedule of Cash Flow Information

   (In thousands)

                                                     2000        1999         1998
                                                  ---------   ----------   ----------
      Cash paid during the year for:
        Interest ..............................    $5,290      $ 4,533      $ 4,011
                                                   ======      =======      =======
        Income taxes ..........................    $9,120      $10,258      $24,126
                                                   ======      =======      =======
      Details of acquisitions:
        Fair value of assets acquired .........        --      $ 9,739           --
        Liabilities assumed ...................        --        2,133           --
                                                   ------      -------      -------
        Cash paid .............................        --        7,606           --
        Less cash acquired ....................        --          120           --
                                                   ------      -------      -------
      Net cash paid for acquisitions ..........    $   --      $ 7,486      $    --
                                                   ======      =======      =======


See Note 2 for supplemental disclosure of non-cash investing activities.

(2) BUSINESS ACQUISITIONS AND DIVESTITURES:
     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designed and marketed highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party stores and gift shops. In consideration, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,697,000 was recorded as goodwill in the accompanying balance sheet and is being amortized over twenty years. As of December 31, 1999, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.

(3) RESTRUCTURING AND OTHER SPECIAL ITEMS:
     On July 7, 1998, a subsidiary of the Company sold a distribution facility for $21,500,000 resulting in a gain of $16,596,000. Pursuant to the sale agreement, the Company has entered into a five year agreement to lease back a portion of the facility from the purchaser. The present value of the future lease payments of $4,192,000 was recorded at the inception of the lease as deferred revenue on the balance sheet and will offset rental expense over the term of the lease. Earlier in 1998, the Company also sold an administrative building for a gain of $270,000. Partially offsetting these gains were restructuring and special, non-recurring charges, including (1) severance and other charges totaling $2,530,000 related to the integration of certain functional responsibilities within the Company, (2) $3,102,000 of charges associated with the write-off of previously capitalized systems development costs and contract programming costs incurred in 1998 to correct deficiencies within a management information system implemented in 1997, and (3) costs totaling $3,982,000 related to the discontinuance of certain ancillary, unprofitable product lines, including the write-off of goodwill and product development costs. The Company also recorded $1,943,000 in Cost of Sales to reserve for the liquidation of inventory related to discontinued product lines. The restructuring program was completed in 1998.

(4) TREASURY STOCK TRANSACTIONS:
     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized repurchases of an additional 2,000,000 shares on terms acceptable to management. Any such buyback is subject to compliance with regulatory requirements and relevant covenants of the Company's $300,000,000 unsecured revolving credit facility. The Company repurchased 543,200 shares for $10,861,000 and 942,451 shares for $21,505,000 in 2000 and 1999, respectively.

(5) STOCK OPTION PLANS:
     Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 2000, options to acquire 515,684 shares were available for grant under the 1994 Plan.

     On May 17, 2000 the Committee authorized the amendment of the option exercise period of each grant that would have otherwise expired on or before January 31, 2001 to extend such period for two years, and on November 3, 2000 further authorized the amendment of the option exercise period of each grant (including those option exercise periods extended on May 17, 2000) to ten years from the respective date of each such grant. The Company recorded compensation expense of $93,000 as a result of these amendments which represented the difference between the market value of the shares and the exercise price on the date of the amendments.

     The Board of Directors of the Company adopted the CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors ("2000 Plan"), subject to stockholder approval. If approved by the Stockholders, non-qualified stock options to purchase up to 200,000 shares of common stock would be available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Under the 2000 Plan, options to purchase 4,000 shares of the Company's common stock would be granted automatically to each non-employee director on the last day that the Company's common stock is traded in November from 2001 to 2005. Each option will expire ten years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant.

     The CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), under which non-qualified stock options to purchase up to 300,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant, expired on December 31, 2000. Options to purchase 4,000 shares of the Company's common stock were to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 2000, options to acquire 204,000 shares expired under the 1995 Plan.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced in 2000, 1999 and 1998 as follows:

                                                            2000           1999           1998
       (in thousands, except per share values)          ------------   ------------   ------------
Net income - as reported ............................     $ 18,231       $ 18,061       $ 24,276
Net income - pro forma ..............................       15,863         15,705         21,902
Basic net income per share - as reported ............     $   2.02       $   1.85       $   2.26
Basic net income per share - pro forma ..............     $   1.76       $   1.61       $   2.04
Diluted net income per share - as reported ..........     $   2.02       $   1.84       $   2.21
Diluted net income per share - pro forma ............     $   1.75       $   1.60       $   1.99

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       2000          1999         1998
                                                   -----------   -----------   ----------
      Expected dividend yield ..................      0%            0%            0%
      Expected stock price volatility ..........     42%           39%           32%
      Risk-free interest rate ..................   5.66%         5.60%         5.73%
      Expected life of option ..................   6.7 years     3.6 years     4.7 years


     Transactions from January 1, 1998 through December 31, 2000, under the above plans were as follows:

                                                                                          Weighted      Weighted
                                                         Number        Option Price       Average     Average Life
                                                       of Shares         per Share         Price       Remaining
                                                     -------------   -----------------   ----------   -------------
Options outstanding at January 1, 1998 ...........     1,436,098      $15.38 - 33.13     $ 21.31       2.80 years
   Granted .......................................       233,400       27.31 - 33.94       28.13
   Exercised .....................................      (229,098)      15.38 - 25.88       17.69
   Canceled ......................................      (193,825)      15.38 - 33.44       23.57
                                                       ---------     -----------------   -------
Options outstanding at December 31, 1998 .........     1,246,575       16.00 - 33.94       22.90        2.20 years
   Granted .......................................       423,100       21.38 - 28.63       26.97
   Exercised .....................................      (315,380)      16.00 - 25.88       18.06
   Canceled ......................................      (346,911)      16.00 - 33.94       27.83
                                                       ---------     -----------------   -------
Options outstanding at December 31, 1999 .........     1,007,384       16.00 - 33.13       25.26        2.80 years
   Granted .......................................       373,900       19.06 - 21.50       21.20
   Exercised .....................................       (10,000)      16.00 - 16.00       16.00
   Canceled ......................................      (114,200)      20.13 - 33.00       23.77
                                                       ---------     -----------------   -------
Options outstanding at December 31, 2000 .........     1,257,084     $17.13 - $33.13     $ 24.26        7.10 years
                                                       =========     =================   =======
Options exercisable at December 31, 2000 .........       532,335     $17.13 - $33.13     $ 24.25
                                                       =========     =================   =======

(6) PROFIT SHARING PLANS:
     The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of its employees as of December 31, 2000. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended December 31, 2000, 1999 and 1998 was $2,145,000, $2,230,000 and $2,550,000, respectively.

(7) FEDERAL INCOME TAXES:

     The following table summarizes the provision for U.S. federal, state and foreign taxes on income:



                                               2000         1999         1998
                      (in thousands)         -------      -------      -------
  Current:
   Federal ...............................   $ 7,412      $ 8,817      $12,389
   State .................................       130           56          610
   Foreign ...............................       934          798        1,054
                                             -------      -------      -------
                                               8,476        9,671       14,053
                                             -------      -------      -------
  Deferred:
   Federal ...............................     1,699          723         (271)
   State .................................        --          (13)        (132)
   Foreign ...............................        --           --           --
                                             -------      -------      -------
                                               1,699          710         (403)
                                             -------      -------      -------
                                             $10,175      $10,381      $13,650
                                             =======      =======      =======

     The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

                                                2000         1999         1998
                                              --------     --------     --------
  U.S. federal statutory rate ................  35.0%        35.0%        35.0%
  State income taxes, less federal benefit ...    .3           .1           .9
  Non-deductible goodwill ....................   1.0          1.0           .5
  Other ......................................   (.5)          .4          (.4)
                                                -----        -----        -----
                                                35.8%        36.5%        36.0%
                                                =====        =====        =====

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred income tax (liabilities)/assets as of December 31, 2000 and 1999:

                                                        2000          1999
                    (in thousands)                    --------      --------
  Deferred income tax assets:
    Accounts receivable ..........................    $    983      $  1,043
    Inventory ....................................       2,437         3,258
    Accrued expenses .............................       2,303         2,162
    State net operating loss carryforward ........       5,385         5,232
    Other ........................................       1,428         2,074
                                                      --------      --------
                                                        12,536        13,769
    Valuation allowance ..........................      (5,385)       (5,232)
                                                      --------      --------
                                                         7,151         8,537
                                                      --------      --------
  Deferred income tax liabilities:
    Property, plant and equipment ................       2,897         2,293
    Unremitted earnings of foreign subsidiaries ..       1,032         1,136
    Other ........................................       4,171         4,358
                                                      --------      --------
                                                         8,100         7,787
                                                      --------      --------
    Net deferred income tax (liability)/asset ....    $   (949)     $    750
                                                      ========      ========

     At December 31, 2000 and 1999, the Company had net operating loss carryforwards for state income tax purposes of $80,035,000 and $78,764,000, respectively, that expire in various years through 2015. For financial reporting purposes, valuation allowances have been established to offset these deferred tax assets as it is more likely than not that the net operating loss carryforwards will not be realized prior to expiration.

(8) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

     Long-term debt consisted of the following:

                                                                                     December 31,
                                                                                -----------------------
                                                                                   2000         1999
                                (in thousands)                                  ---------   -----------
   Mortgages, payable monthly through 2001, interest at rates ranging from 6%
    to 10.5% ................................................................    $   73      $    201
   Industrial Development Revenue Bonds, payable periodically through 2001,
    interest at rates ranging from 4% to 4.5% ...............................        36           150
   Berwick acquisition debt, payable in 2003, interest at 8% ................        --           653
   Other ....................................................................       489           651
                                                                                 ------      --------
                                                                                    598         1,655
   Less - current portion ...................................................      (346)       (1,118)
                                                                                 ------      --------
                                                                                 $  252      $    537
                                                                                 ======      ========


     In connection with the acquisition of Cleo and the consolidation of other credit facilities, the Company entered into a $195,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on November 15, 1995. This facility was amended on July 21, 1997 to provide CSS with an unsecured revolving credit facility with thirteen banks and financial institutions. The amended facility allows for borrowings up to $300,000,000, expires on April 30, 2001 and provides that borrowings are limited during a consecutive 30 day period during each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread over LIBOR based upon the achievement of certain benchmarks related to the ratio of earnings to interest expense. As of December 31, 2000, at the Company's option, interest on the facility accrues at (1) the greater of the prime rate or 1/2% in excess of the Federal Funds Rate, or (2) LIBOR plus 1/2%. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The weighted average interest rate under these loan agreements for 2000, 1999 and 1998 was 7.37%, 6.24% and 6.36%, respectively. Outstanding letters of credit totaled $3,938,000 and $3,883,000 at December 31, 2000 and 1999, respectively. The Company has a letter of credit that guarantees funding of workers compensation claims. The Company is currently in negotiation with a financial institution and expects to replace its revolving credit facility prior to its expiration on April 30, 2001.

     The Company maintains various notes relating to the financing of manufacturing facilities which are secured by mortgages on the facilities. The Company also maintains second mortgages on several facilities financed with Industrial Development Revenue Bonds. The bonds outstanding at December 31, 2000 mature in 2001, accrue interest at rates ranging from 4% to 4.5% and are secured by mortgages on the facilities.

     In connection with the acquisition of Berwick in 1993, the Company entered into a term loan with the primary selling shareholder. In accordance with the January 2000 Settlement Agreement, all then outstanding claims for indemnification against the primary selling shareholder were resolved and the original term loan of $3,000,000 was reduced to a principal balance of $653,000. The note was paid in full in 2000.

     Long-term debt matures as follows:

                                 (in thousands)
                 2001 ..................................    $346
                 2002 ..................................     252
                                                            ----
                    Total ..............................    $598
                                                            ====

(9) OPERATING LEASES:

     The future minimum rental payments associated with all noncancelable lease obligations are as follows:



                                    (in thousands)
                   2001 ........................................    $ 6,880
                   2002 ........................................      5,807
                   2003 ........................................      3,714
                   2004 ........................................      2,368
                   2005 ........................................      2,100
                   Thereafter ..................................        328
                                                                    -------
                        Total ..................................    $21,197
                                                                    =======

     Rent expense was $7,368,000, $6,971,000 and $7,016,000 in 2000, 1999 and
1998, respectively.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

     The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

     o Cash and temporary investments, accounts receivable and accounts payable - The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2000 and 1999.

     o Short-term borrowings - Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

     o Other long-term obligations - The carrying amounts of these items are a reasonable estimate of their fair value.

     o Foreign currency contracts - The fair value is based on quotes obtained from financial institutions. As of December 31, 2000 and 1999, the fair value of foreign currency contracts approximated contract value.


(11) COMMITMENTS AND CONTINGENCIES:
     The Company is subject to various lawsuits and claims arising out of the normal course of business. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

     In February 1999, CSS was awarded and received approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The award increased slightly the goodwill recorded on the 1998 balance sheet and had no impact on 1998 or 1999 results of operations.

(12) SEGMENT DISCLOSURE:
     The Company operates in a single segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers. CSS conducts substantially all of its business in the United States.

     The Company's detail of revenues from its various products is as follows:


                                    2000          1999          1998
                                    ----          ----          ----
        (in thousands)
  Christmas .................    $280,587      $266,766      $264,553
  Everyday ..................      51,223        51,598        61,189
  Halloween .................      47,666        45,490        47,101
  Other .....................      41,608        45,013        44,683
                                 --------      --------      --------
  Total .....................    $421,084      $408,867      $417,526
                                 ========      ========      ========

     One customer accounted for sales of $92,141,000, or 21.9% of total sales in 2000, $85,591,000 or 20.9% in 1999 and $79,872,000, or 19.1% in 1998.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                      Quarters
                   2000                      -----------------------------------------------------------
                                                 First         Second          Third           Fourth
 (In thousands, except per share amounts)    ------------   ------------   -------------   -------------
Sales ....................................     $ 25,715       $ 38,194       $ 148,261       $ 208,914
                                               --------       --------       ---------       ---------
Gross profit .............................        6,950          9,837          34,710          57,001
                                               --------       --------       ---------       ---------
Net income ...............................     $ (6,147)      $ (4,057)      $   7,296       $  21,139
                                               ========       ========       =========       =========
Net income per common share:
 Basic- ..................................     $   (.66)      $   (.45)      $     .81       $    2.39
                                               ========       ========       =========       =========
 Diluted- ................................     $   (.66)      $   (.45)      $     .81       $    2.39
                                               ========       ========       =========       =========

                                                                      Quarters
                 1999                        -----------------------------------------------------------
                                                First         Second          Third           Fourth
                                             ------------   ------------   -------------   -------------
Sales ....................................     $ 27,438       $ 37,680       $ 132,367       $ 211,382
                                               --------       --------       ---------       ---------
Gross profit .............................        7,011          8,404          31,493          55,830
                                               --------       --------       ---------       ---------
Net income ...............................     $ (4,835)      $ (3,627)      $   6,806       $  19,717
                                               ========       ========       =========       =========
Net income per common share:
 Basic- ..................................     $   (.48)      $   (.37)      $     .71       $    2.09
                                               ========       ========       =========       =========
 Diluted- ................................     $   (.48)      $   (.37)      $     .70       $    2.09
                                               ========       ========       =========       =========

     The seasonal nature of CSS' business results in low sales and operating losses for the first two quarters and high shipment levels and operating profits for the second half of the year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

(14) ACCOUNTING PRONOUNCEMENTS:
     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, as required. The adoption of SFAS No. 133, as amended by SFAS No. 138, would not have had a material impact on the consolidated statements of operations as of December 31, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. This SAB was adopted by the Company with no significant impact on the consolidated statements of operations

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires that freight expense incurred from shipping product to customers be recorded in cost of sales. This Issue was adopted by the Company and sales and cost of sales for all periods reflect a change in accounting for freight expense required by EITF Issue No. 00-10. Absent adoption of EITF Issue No. 00-10, sales and cost of sales would have been $403,555,000 and $295,057,000 in 2000, $392,553,000 and $289,815,000 in 1999,
and $400,691,000 and $294,326,000 in 1998, respectively.


(15) SUBSEQUENT EVENT:
     On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period will commence January 1, 2001 and end March 31, 2001. The Company's new fiscal year will begin April 1, 2001 and end March 31, 2002. With this change, the Company's new fiscal year will coincide with its natural revenue cycle.

Part III

Item 10. Directors and Executive Officers of the Registrant

     See "ELECTION OF DIRECTORS" and "OUR EXECUTIVE OFFICERS" in the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11. Executive Compensation

     See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     See "CERTAIN TRANSACTIONS" in the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below:

     1.  Financial Statements

         Report of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity - for the years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K filed during the last quarter of 2000

         The Company filed a report on Form 8-K on November 13, 2000 with respect to entering into a license agreement with Warner Bros. Consumer Products, a Division of Time Warner Entertainment Company, L.P.

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

      3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

      3.2 Amendment to Restated Certificate of Incorporation filed May 8, 1992.
          (2) (Exhibit 3.2)

      3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

      3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

     *3.6 By-laws of the Company, as amended to date (as last amended February
          21, 2001).

   Material Contracts

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

    10.6 Settlement Agreement dated January 1, 2000 between Berwick Industries LLC and Henry T. Doherty (10) (Exhibit 10.6)

   Management Contracts, Compensatory Plans or Arrangements

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

    10.11 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993 (as amended January 1,
          2000). (10) (Exhibit 10.11)

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

    10.16 Cleo Inc Management Incentive Plan, dated March 7, 1996. (6) (Exhibit 10.23)

    10.17 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (7) (Exhibit 10.26)

    10.18 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (7) (Exhibit 10.27)

    10.19 Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996. (9) (Exhibit 10.18)

    10.20 Employment Agreement dated as of June 1, 1999 between CSS Industries, Inc. and David J. M. Erskine. (10) (Exhibit 10.20)

    10.21 Employment Offer Letter dated as of June 3, 1999 between The Paper Magic Group, Inc. and Steven A. Cohen. (10) (Exhibit 10.21)

    10.22 Severance Agreement dated as of November 11, 1999 between CSS Industries, Inc. and John A. Pinti. (10) (Exhibit 10.22)

   Subsidiaries

     *21. List of Significant Subsidiaries of the Registrant.

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

 (10) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1999 and incorporated herein by reference.

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

CSS Industries, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(In thousands)



                     Column A                         Column B     Column C       Column D       Column E
-------------------------------------------------   -----------   ----------   -------------   ------------
                                                                          Additions
                                                                  --------------------------
                                                      Balance       Charged
                                                         at        to Costs       Charged                       Balance
                                                     Beginning        and         to Other                     at End of
                                                     of Period     Expenses       Accounts      Deductions      Period
                                                    -----------   ----------   -------------   ------------   ----------
Year ended December 31, 2000
 Doubtful accounts receivable-customers .........      $1,647       $1,323        $   --          $1,458        $1,512
Year ended December 31, 1999
 Doubtful accounts receivable-customers .........      $1,772       $1,302        $   67(a)       $1,494        $1,647
Year ended December 31, 1998
 Doubtful accounts receivable-customers .........      $2,292       $1,406        $   --          $1,926        $1,772

Notes: (a) Balance at acquisition of Don Post Studios

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

                                          CSS INDUSTRIES, INC.
                      ---------------------------------------------------------
                                                Registrant


Dated: March 1, 2001  By /s/ David J. M. Erskine
                      ---------------------------------------------------------
                      David J. M. Erskine, President and Chief Executive Officer (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.


Dated: March 1, 2001    /s/ David J. M. Erskine
                        -------------------------------------------------------
                        David J. M. Erskine, President and Chief Executive
                        Officer (principal executive officer and a director)


Dated: March 1, 2001    /s/ Clifford E. Pietrafitta
                        -------------------------------------------------------
                        Clifford E. Pietrafitta, Vice President -- Finance and
                        Chief Financial Officer (principal financial and
                        accounting officer)


Dated: March 1, 2001    /s/ Jack Farber
                        -------------------------------------------------------
                        Jack Farber, Director


Dated: March 1, 2001    /s/ James H. Bromley
                        -------------------------------------------------------
                        James H. Bromley, Director


Dated: March 1, 2001    /s/ Stephen V. Dubin
                        -------------------------------------------------------
                        Stephen V. Dubin, Director


Dated: March 1, 2001    /s/ Richard G. Gilmore
                        -------------------------------------------------------
                        Richard G. Gilmore, Director


Dated: March 1, 2001    /s/ Leonard E. Grossman
                        -------------------------------------------------------
                        Leonard E. Grossman, Director


Dated: March 1, 2001    /s/ James E. Ksansnak
                        -------------------------------------------------------
                        James E. Ksansnak, Director


Dated: March 1, 2001    /s/ Michael L. Sanyour
                        -------------------------------------------------------
                        Michael L. Sanyour, Director

46