Form 10-Q
period 2001-03-31
CSS INDUSTRIES INC
filed 2001-05-15
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                   FORM 10-Q




 For the Transition Period from                  Commission file number 1-2661
January 1, 2001 to March 31, 2001
---------------------------------



                              CSS INDUSTRIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


               Delaware                                      13-1920657
--------------------------------                      -------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                        Identification number)




1845 Walnut Street, Philadelphia, PA                                 19103
---------------------------------------                         --------------
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



As of March 31, 2001, there were 8,830,520 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000 and the cash flows for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the expected results for a full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K and with Part II of this document.



                                                                      PAGE NO.


Consolidated Statements of Operations - Three months ended
March 31, 2001 and 2000                                                      3

Consolidated Condensed Balance Sheets - March 31, 2001 and
December 31, 2000                                                            4

Consolidated Statements of Cash Flows - Three months ended
March 31, 2001 and 2000                                                      5

Notes to Consolidated Financial Statements                                 6-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10-11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURE                                                                   13
---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                                   Three Months Ended
                                                                         March 31,
                                                                 --------------------
                                                                   2001        2000
                                                                 --------    --------

SALES                                                            $ 26,987    $ 25,715
                                                                 --------    --------

COSTS AND EXPENSES
    Cost of sales                                                  19,963      18,765
    Selling, general and administrative expenses                   16,061      16,141
    Interest expense, net                                              48         396
    Rental and other expense, net                                     109          17
                                                                 --------    --------

                                                                   36,181      35,319
                                                                 --------    --------

LOSS BEFORE INCOME TAXES                                           (9,194)     (9,604)

INCOME TAX BENEFIT                                                 (3,114)     (3,457)
                                                                 --------    --------

NET LOSS                                                         $ (6,080)   $ (6,147)
                                                                 ========    ========

NET LOSS PER COMMON SHARE
    Basic                                                        $   (.69)   $   (.66)
                                                                 ========    ========

    Diluted                                                      $   (.69)   $   (.66)
                                                                 ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING

   Basic                                                            8,831       9,266
                                                                 ========    ========

   Diluted                                                          8,831       9,266
                                                                 ========    ========

  CASH DIVIDENDS PER SHARE OF COMMON STOCK                       $   --      $   --
                                                                 ========    ========

-------------------------------------------------------------------------------------------

  COMPREHENSIVE INCOME

    Net loss                                                     $ (6,080)   $ (6,147)
    Other Comprehensive Income:
    Change in fair value of interest rate swap agreements, net        (66)       --
                                                                 --------    --------

     Comprehensive Income                                        $ (6,146)   $ (6,147)
                                                                 ========    ========



                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)

                                                           March 31,       December 31,
                                                             2001             2000
                                                           --------        ------------
                                                         (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                         $ 41,687         $  1,058
    Accounts receivable, net                                 20,174          177,087
    Inventories                                              82,140           54,000
    Deferred income taxes                                     5,714            5,096
    Other current assets                                      8,394            9,509
                                                           --------         --------

       Total current assets                                 158,109          246,750
                                                           --------         --------

PROPERTY, PLANT AND EQUIPMENT, NET                           62,105           60,945
                                                           --------         --------

OTHER ASSETS
    Intangible assets                                        38,535           38,853
    Other                                                     5,292            2,995
                                                           --------         --------

        Total other assets                                   43,827           41,848
                                                           --------         --------

        Total assets                                       $264,041         $349,543
                                                           ========         ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                      $   --           $ 62,615
        Other current liabilities                            33,971           50,738
                                                           --------         --------

              Total current liabilities                      33,971          113,353
                                                           --------         --------

LONG-TERM OBLIGATIONS                                         2,908            3,054
                                                           --------         --------

DEFERRED INCOME TAXES                                         6,250            6,045
                                                           --------         --------

SHAREHOLDERS' EQUITY                                        220,912          227,091
                                                           --------         --------

        Total liabilities and shareholders' equity         $264,041         $349,543
                                                           ========         ========



                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
Cash flows from operating activities:
    Net loss                                                $  (6,080)   $  (6,147)
                                                            ---------    ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                            2,655        2,527
       Loss (gain) on sale of assets                                1           (7)
       Provision for doubtful accounts                            174          133
       Deferred tax benefit                                      (413)         (51)
       Changes in assets and liabilities:
          Decrease in accounts receivable                     156,740      138,940
          (Increase) in inventory                             (28,140)     (40,947)
          (Increase) in other assets                           (1,199)        (332)
          (Decrease) in other current liabilities              (6,179)     (14,877)
          (Decrease) in accrued income taxes                  (10,516)     (11,751)
                                                            ---------    ---------

             Total adjustments                                113,123       73,635
                                                            ---------    ---------

             Net cash provided by operating activities        107,043       67,488
                                                            ---------    ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                  (3,482)      (2,586)
    Proceeds on sale of property, plant and equipment            --             37
                                                            ---------    ---------

             Net cash used for investing activities            (3,482)      (2,549)
                                                            ---------    ---------

Cash flows from financing activities:
    Payments on long-term obligations                            (317)      (1,665)
    Net payments on notes payable                             (62,615)     (62,370)
    Purchase of treasury stock                                   --         (3,819)
    Proceeds from exercise of stock options                      --             64
                                                            ---------    ---------

             Net cash used for financing activities           (62,932)     (67,790)
                                                            ---------    ---------

Net increase (decrease) in cash and temporary investments      40,629       (2,851)

Cash and temporary investments at beginning of period           1,058        3,292
                                                            ---------    ---------
Cash and temporary investments at end of period             $  41,687    $     441
                                                            =========    =========




                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

      Principles of Consolidation -
      ---------------------------

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Gains and losses on foreign currency transactions are not material and are included in other expense in the consolidated statements of operations.

     Change in Fiscal Year -
     ---------------------

     On February 21, 2001, the Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period commenced January 1, 2001 and ended March 31, 2001. The Company's new fiscal year begins April 1, 2001 and ends on March 31, 2002 ("Fiscal 2002"). With this change, the Company's new fiscal year will coincide with its natural revenue cycle.

      Nature of Business -
      ------------------

     CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, seasonal candles, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. Due to the seasonality of the Company's business, the majority of sales occur in the second and third quarters of the Company's new fiscal year and a material portion of the Company's trade receivables are due in December and January of each year.

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

      Inventories -
      -----------

     Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                               March 31,       December 31,
                                                 2001             2000
                                              -----------      -----------

                  Raw material..........      $17,795,000      $13,874,000
                  Work-in-process.......       30,375,000       14,349,000
                  Finished goods........       33,970,000       25,777,000
                                              -----------      -----------
                                              $82,140,000      $54,000,000
                                              ===========      ===========

     Revenue Recognition -
     -------------------

     The Company recognizes revenues in accordance with its shipping terms. Returns and allowances are reserved for based on the Company's historical experience.

     Net Income Per Common Share -
     ---------------------------

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the three months ended March 31 - 8,830,520 in 2001 and 9,266,053 in 2000.

     As of March 31, 2001 and 2000, the numerator and denominator in the basic and diluted earnings per share computations are equal as the Company had a net loss for the three months ended March 31, 2001 and 2000. Common stock equivalents are not used in the computation of diluted earnings per share as they would have an anti-dilutive effect in the periods presented.

     Statements of Cash Flows -
     ------------------------

     For purposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

     Reclassifications -
     -----------------

     Certain prior period amounts have been reclassified to conform with current year classification.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:
     ---------------------------------

     The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate and currency risk. Derivatives are not used for trading or speculative activities. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 was not material to the consolidated statement of operations or financial position of the Company.

     The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

     The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of March 31, 2001, the notional amount of open forward exchange contracts was $1,630,000 and the related gains and losses were not material.

     In March 2001, the Company entered into interest rate swap agreements, with maturities of up to 34 months, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates as of March 31, 2001 were $16,419,000, $10,945,000 and $5,473,000 for fiscal years
     2002, 2003 and 2004, respectively. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.90%, 5.03% and 5.14% for fiscal years 2002, 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense. Unamortized deferred losses are included in other current liabilities and totaled $99,000 as of March 31, 2001.

(3)  TREASURY STOCK TRANSACTIONS:
     ----------------------------

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's credit facility. As of March 31, 2001, the Company had repurchased 2,472,000 shares for $61,137,000. There were no stock repurchases in the three months ended March 31, 2001.

(4)  FUTURE ACCOUNTING PRONOUNCEMENTS:
     ---------------------------------

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

(5)  SUBSEQUENT EVENTS:
     ------------------

     Debt Refinancing
     ----------------
     On April 30, 2001, the Company replaced its expiring revolving credit facility with two new financing facilities. The Company entered into a $75,000,000 unsecured revolving credit facility with five banks. This facility allows for borrowings up to $75,000,000, expires on April 30, 2004 and provides that borrowings are limited during a consecutive 30 day period in each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company's option, interest on the facility currently accrues at (1) the greater of the prime rate minus 1/2% or the Federal Funds Rate, or (2) LIBOR plus 1%. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization.

     The Company also entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the "SPS"), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. The agreement permits the sale (and repurchase) of an undivided interest in the accounts receivable pool for an amount of up to $100,000,000 through April 30, 2004, subject to an annual renewal. Interest on amounts financed under this facility is based on a variable commercial paper rate plus 3/8%. This arrangement has been accounted for as a financing transaction.

     Tye-Sil Corporation Ltd. Acquisition
     ------------------------------------
     On May 8, 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. In consideration, the Company paid approximately $7,200,000 in cash, including transaction costs. The acquisition was accounted for as a purchase. The operations of Tye-Sil will be consolidated into existing operations of the Company.

     Interest Rate Swap Agreements
     -----------------------------
     In addition to the interest rate swap agreements described in footnote 2, in April, 2001, the Company entered into additional interest rate swap agreements with maturities of up to 33 months, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts hedged in these agreements were $16,419,000, $10,945,000 and $5,473,000 for fiscal years 2002, 2003 and 2004, respectively. These transactions involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.74%, 4.89% and 5.05% for fiscal years 2002, 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements will be recognized as adjustments to interest expense.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Seasonality
-----------

     The seasonal nature of CSS' business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company's new fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Stock Repurchase Program
------------------------

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's credit facility. As of March 31, 2001, the Company had repurchased 2,472,000 shares for $61,137,000. There were no stock repurchases in the three months ended March 31, 2001.

Transition Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000
--------------------------------------------------------------------------------

     Consolidated sales for the three months ended March 31, 2001 were $26,987,000 or 5% above 2000 sales of $25,715,000. The increase in sales was primarily attributable to customer requested deferrals of Valentine and Easter shipments from the fourth quarter of 2000 and increased sales of ribbons and bows to the wholesale distribution channel. These increases were partially offset by lower sales of product lines discontinued in early 2000 and lower closeout sales.

     Cost of sales, as a percentage of sales, was 74% in 2001 and 73% in 2000. The increase in cost of sales, as a percentage of sales, was primarily due to a charge to markdown excess inventories.

     Interest expense, net decreased to $48,000 from $396,000 in 2000. The decrease in interest expense was primarily due to lower borrowing levels as a result of the cash generated from operations and improved management of working capital.

     Income taxes, as a percentage of income before taxes, were 34% in 2001 and 36% in 2000. The decreased rate for the period ended March 31, 2001 reflects the effective tax rate for the three month transition period compared to an estimated annual effective rate utilized for the three month period ended March 31, 2000.

     The net loss for the three months ended March 31, 2001 was $6,080,000, or $.69 per share compared to a net loss of $6,147,000, or $.66 per share, in 2000. The decreased loss was due primarily to lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2001, the Company had working capital of $124,138,000 and shareholders' equity of $220,912,000. The decrease in accounts receivable from December 31, 2000 reflected seasonal collections of Christmas accounts receivables net of current year billings. The increase in inventories reflected normal seasonal inventory increases necessary for the 2001 season. The decrease in other current liabilities reflected payment of income taxes, sales commissions, royalties and employee benefits. The decrease in shareholders' equity was primarily attributable to the net loss during the three months ended March 31, 2001.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters of the Company's new fiscal year. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowings were repaid in the three months ending March 31, 2001 but will increase through the remainder of the year peaking prior to Christmas. Seasonal borrowings during the quarter were made under a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions. As of March 31, 2001, the Company had no borrowings outstanding under this facility. As of April 30, 2001, the Company replaced the expiring $300,000,000 unsecured revolving credit facility with two new financing arrangements totalling $175,000,000. These financing facilities are available to fund seasonal borrowing needs and provide the Company with sources of capital for general corporate purposes. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(b) The Company filed a report on Form 8-K on February 22, 2001 with respect to the change in its fiscal year end from December 31 to March 31.

                                    SIGNATURE






     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      CSS INDUSTRIES, INC.
                                      ----------------------------------------
                                      (Registrant)




Date:  May 15, 2001                   By: /s/Clifford E. Pietrafitta
                                          ------------------------------------
                                             Clifford E. Pietrafitta
                                             Vice President - Finance,
                                             Chief Financial Officer  and
                                             Principal Accounting Officer