Form 10-Q
period 2001-06-30
CSS INDUSTRIES INC
filed 2001-08-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




  For the Quarter Ended                         Commission file number 1-2661
     June 30, 2001
---------------------------




                              CSS INDUSTRIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


          Delaware                                       13-1920657
-------------------------------                    -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification number)




1845 Walnut Street, Philadelphia, PA                        19103
---------------------------------------            -------------------------
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



As of June 30, 2001, there were 8,851,170 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION
------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and March 31, 2001, the results of operations for the three months ended June 30, 2001 and 2000 and the cash flows for the three months ended June 30, 2001 and 2000. The results for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the March 31, 2001 quarterly transition report on Form 10-Q and with Part II of this document.


                                                                              PAGE NO.
                                                                              --------
Consolidated  Statements  of  Operations  - Three months ended June 30,
2001 and 2000                                                                     3

Consolidated Condensed Balance Sheets - June 30, 2001 and March 31,
2001                                                                              4

Consolidated Statements of Cash Flows - Three months ended
June 30, 2001 and 2000                                                            5

Notes to Consolidated Financial Statements                                      6-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     10-11

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                     12

SIGNATURE                                                                        13
---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                        Three Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                     2001                2000
                                                                   --------            --------
SALES                                                              $ 28,817            $ 38,194
                                                                   --------            --------

COSTS AND EXPENSES
   Cost of sales                                                     20,664              28,357
   Selling, general and administrative expenses                      14,973              15,639
   Interest (income) expense, net                                       (12)                630
   Rental and other income, net                                         (52)                (92)
                                                                   --------            --------
                                                                     35,573              44,534
                                                                   --------            --------

LOSS BEFORE INCOME TAXES                                             (6,756)             (6,340)

INCOME TAX BENEFIT                                                   (2,432)             (2,283)
                                                                   --------            --------

NET LOSS                                                           $ (4,324)           $ (4,057)
                                                                   ========            ========

NET LOSS PER COMMON SHARE
   Basic                                                           $   (.49)           $   (.45)
                                                                   ========            ========

   Diluted                                                         $   (.49)           $   (.45)
                                                                   ========            ========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                              8,847               9,072
                                                                   ========            ========

   Diluted                                                            8,847               9,072
                                                                   ========            ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                           $   --              $   --
                                                                   ========            ========

------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS

   Net loss                                                        $ (4,324)           $ (4,057)
   Change in fair value of interest rate swap agreements, net          (118)               --
                                                                   --------            --------

   Comprehensive loss                                              $ (4,442)           $ (4,057)
                                                                   ========            ========

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

(In thousands)

                                                                June 30,             March 31,
                                                                 2001                  2001
                                                                --------             ---------
                                                              (Unaudited)           (Unaudited)
            ASSETS
            ------

CURRENT ASSETS
    Cash and temporary investments                              $    609             $ 41,687
    Accounts receivable, net                                      20,143               20,174
    Inventories                                                  132,376               82,140
    Deferred income taxes                                          5,714                5,714
    Other current assets                                           8,989                6,764
                                                                --------             --------

       Total current assets                                      167,831              156,479
                                                                --------             --------

PROPERTY, PLANT AND EQUIPMENT, NET                                64,028               62,105
                                                                --------             --------

OTHER ASSETS
    Intangible assets                                             38,217               38,535
    Other                                                          4,668                5,292
                                                                --------             --------

        Total other assets                                        42,885               43,827
                                                                --------             --------

        Total assets                                            $274,744             $262,411
                                                                ========             ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
        Notes payable                                           $  9,020                 --
        Other current liabilities                                 39,834               32,341
                                                                --------             --------

              Total current liabilities                           48,854               32,341
                                                                --------             --------

LONG-TERM OBLIGATIONS                                              2,724                2,908
                                                                --------             --------

DEFERRED INCOME TAXES                                              6,250                6,250
                                                                --------             --------

SHAREHOLDERS' EQUITY                                             216,916              220,912
                                                                --------             --------

        Total liabilities and shareholders' equity              $274,744             $262,411
                                                                ========             ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                                          Three Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                        2001              2000
                                                                      --------          --------
Cash flows from operating activities:
    Net loss                                                          $ (4,324)         $ (4,057)
                                                                      --------          --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                     2,751             3,082
       Loss on disposal of assets, net                                       5                28
       Provision for doubtful accounts                                     110               104
       Deferred tax benefit                                               --                 (80)
       Changes in assets and liabilities, net of effects from
          purchase of a business:
          (Increase) in accounts receivable                                (80)           (2,167)
          (Increase) in inventory                                      (47,369)          (50,720)
          (Increase) in other assets                                       (18)           (1,284)
          Increase in other current liabilities                         10,153            14,529
          (Decrease) in accrued taxes                                   (2,481)           (2,271)
                                                                      --------          --------

             Total adjustments                                         (36,929)          (38,779)
                                                                      --------          --------

             Net cash (used for) operating activities                  (41,253)          (42,836)
                                                                      --------          --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                           (4,046)           (3,920)
    Purchase of a business                                              (7,849)             --
    Proceeds on assets held for sale                                     4,716                18
                                                                      --------          --------

             Net cash (used for) investing activities                   (7,179)           (3,902)
                                                                      --------          --------

Cash flows from financing activities:
    Payments on long-term obligations                                   (2,079)             (380)
    Borrowing on long-term obligation                                     --                  86
    Net borrowings on notes payable                                      9,020            52,425
    Purchase of treasury stock                                            --              (2,958)
    Proceeds from exercise of stock options                                413              --
                                                                      --------          --------

             Net cash provided by financing activities                   7,354            49,173
                                                                      --------          --------

Net (decrease) increase in cash and temporary investments              (41,078)            2,435

Cash and temporary investments at beginning of period                   41,687               441
                                                                      --------          --------
Cash and temporary investments at end of period                       $    609          $  2,876
                                                                      ========          ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 2001
                                  -------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Principles of Consolidation -
     ---------------------------

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Gains and losses on foreign currency transactions are not material and are included in other income in the consolidated statements of operations.

     Change in Fiscal Year -
     ---------------------

     On February 21, 2001, CSS' Board of Directors approved a change in the
         Company's fiscal year end from December 31 to March 31. The transition period began January 1, 2001 and ended March 31, 2001. The Company's new fiscal year began April 1, 2001 and will end March 31, 2002 ("Fiscal 2002"). With this change, the Company's new fiscal year now coincides with its natural revenue cycle.

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

      Inventories -
      -----------

      Inventories are generally stated at the lower of first-in, first-out
         (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                            June 30,          March 31,
                                              2001              2001
                                          ------------       -----------
            Raw material...............   $ 21,627,000       $17,795,000
            Work-in-process............     31,963,000        30,375,000
            Finished goods.............     78,786,000        33,970,000
                                          ------------       -----------
                                          $132,376,000       $82,140,000
                                          ============       ===========

      Revenue Recognition -
      -------------------

      The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

      Net Loss Per Common Share -
      -------------------------

      Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the first quarter - 8,846,778 in 2001 and 9,072,453 in 2000.

      As of June 30, 2001 and 2000, the numerator and denominator in the basic and diluted earnings per share computations are equal as the Company had a net loss for the three months ended June 30, 2001 and 2000. Common stock equivalents are not used in the computation of diluted earnings per share as they would have an anti-dilutive effect in the periods presented.

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

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:
     ---------------------------------

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2001, the notional amount of open foreign currency forward contracts was $9,295,000 and the related gains and losses were not material.

     The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates as of June 30, 2001 were $32,838,000, $21,890,000 and
     $10,946,000 for fiscal years 2002, 2003 and 2004, respectively. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.82%, 4.96% and 5.09% for fiscal years 2002, 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense.

     The Company designates all of its interest rate swap agreements as cash flow hedges and recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the first quarter of fiscal 2002, unrealized after tax net losses of $118,000 were recorded in other comprehensive loss.

(3)  TREASURY STOCK TRANSACTIONS:
     ----------------------------

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. As of June 30, 2001, the Company had repurchased 2,472,000 shares for $61,137,000. There were no stock repurchases in the quarter ended June 30, 2001.

(4)  DEBT REFINANCING:
     -----------------

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

     The Company also entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the "SPS"), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. The agreement permits the sale (and repurchase) of an undivided interest in the accounts receivable pool for an amount up to $100,000,000 through April 30, 2004, subject to an annual renewal. Interest on amounts financed under this facility is based on a variable commercial paper rate plus 3/8%. This arrangement has been accounted for as a financing transaction. At June 30, 2001, $1,900,000 was utilized under the program.

(5)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     ---------------------------------------

     On May 8, 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. In consideration, the Company paid $7,849,000 in cash, including transaction costs, which approximated the fair value of the assets acquired. The acquisition was accounted for as a purchase. The operations of Tye-Sil have been consolidated into existing operations of the Company.

(6)  ACCOUNTING PRONOUNCEMENTS:
     --------------------------

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS

     No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized. SFAS No. 142 provides specific guidance for testing goodwill for impairment. The Statement also requires new disclosure of information about goodwill and other intangible assets subsequent to their acquisition. The Company will adopt the provisions of SFAS No. 142 effective with the beginning of its next fiscal year, April 1, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Seasonality and Change in Fiscal Year
-------------------------------------

     The seasonal nature of CSS' business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company's new fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

     On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period began January 1, 2001 and ended March 31, 2001. The Company's new fiscal year began April 1, 2001 and will end March 31, 2002 ("Fiscal 2002"). With this change, the Company's new fiscal year now coincides with its natural revenue cycle.

Stock Repurchase Program
------------------------

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. As of June 30, 2001, the Company had repurchased 2,472,000 shares for $61,137,000. There were no stock repurchases in the quarter ended June 30, 2001.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000
-------------------------------------------------------------------

     Sales for the quarter ended June 30, 2001 decreased 25% to $28,817,000 from $38,194,000. The decrease in sales was primarily due to the deferral of Halloween, Christmas, educational and ribbon and bow shipments from the first quarter into the second quarter of fiscal 2002. This decrease was partially offset by higher sales of custom ribbon and bows.

     Cost of sales, as a percentage of sales, was 72% in 2001 compared to 74% in 2000. The decrease in cost of sales, as a percentage of sales, was primarily due to favorable margins on mix of product shipped. Also contributing to the decrease were lower closeout sales compared to the same quarter in the prior year and increased production efficiencies. Selling, general and administrative expense was $14,973,000 for the first quarter 2002, compared to $15,639,000 in the prior year quarter. The decrease of $666,000, or 4%, was a result of cost containment programs and the timing of sales related expenses.

     Interest income, net was $12,000 in 2001 compared to interest expense, net of $630,000 in 2000. Average borrowings for the first quarter of fiscal 2002 were $624,000 compared with $21,960,000 in the same quarter of the prior year. The decrease in interest expense was primarily due to lower borrowing levels as a result of the cash generated from operations and improved management of working capital.

     Income taxes, as a percentage of income before taxes, were 36% in 2001 and 2000.

     The net loss for the quarter ended June 30, 2001 was $4,324,000, or $.49 per share, compared to a net loss of $4,057,000, or $.45 per share, in 2000. The increased loss was due to the impact of the sales decline, partially offset by higher margins, lower selling, general and administrative expenses and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2001, the Company had working capital of $118,977,000 and shareholders' equity of $216,916,000. The increase in inventories and other current liabilities from March 31, 2001 reflected normal seasonal inventory build necessary for the 2001 shipping season. The decrease in shareholders' equity was primarily attributable to the net loss during the quarter ended June 30, 2001.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs are repaid in January, but increase through December, peaking prior to Christmas. Seasonal borrowings are made under a $75,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. These financial facilities are available to fund the seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. As of June 30, 2001, the Company had short-term borrowings of $9,020,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                      -------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

         (a) The annual meeting of shareholders of the Registrant was held on May 1, 2001.

         (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:


                                                    SHARES OF VOTING STOCK
                                                   -------------------------
                                                      FOR           WITHHELD
                                                   -------------------------

              James H. Bromley                    8,325,612           4,544

              Stephen V. Dubin                    7,564,608         765,548

              David J.M. Erskine                  8,325,712           4,444

              Jack Farber                         7,564,608         765,548

              Richard G. Gilmore                  8,325,712           4,444

              Leonard E. Grossman                 8,325,712           4,444

              James E. Ksansnak                   8,325,712           4,444

              Michael L. Sanyour                  8,325,712           4,444

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







                                      CSS INDUSTRIES, INC.
                                      --------------------
                                      (Registrant)




Date:   August 14, 2001               By: /s/ Clifford E. Pietrafitta
                                          --------------------------------
                                              Clifford E. Pietrafitta
                                              Vice President - Finance,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

DOCUMENT
TYPE        EX-27
TEXT
ARTICLE     5
CIK         0000020629
NAME        CSS INDUSTRIES
MULTIPLIER  1,000

PERIOD-TYPE                3 MOS
FISCAL-YEAR-END                   MAR-31-2002
PERIOD-START                      APR-01-2001
PERIOD-END                        JUN-30-2001
CASH                                      609
SECURITIES                                  0
RECEIVABLES                            20,864
ALLOWANCES                                721
INVENTORY                             132,376
CURRENT-ASSETS                        167,831
PP&E                                  129,866
DEPRECIATION                           65,838
TOTAL-ASSETS                          274,744
CURRENT-LIABILITIES                    48,854
BONDS                                     135
COMMON                                  1,237
PREFERRED-MANDATORY                         0
PREFERRED                                   0
OTHER-SE                              215,679
TOTAL-LIABILITY-AND-EQUITY            274,744
SALES                                  28,817
TOTAL-REVENUES                         28,817
CGS                                    20,664
TOTAL-COSTS                            20,664
OTHER-EXPENSES                         14,811
LOSS-PROVISION                            110
INTEREST-EXPENSE                          (12)
INCOME-PRETAX                          (6,756)
INCOME-TAX                             (2,432)
INCOME-CONTINUING                      (4,324)
DISCONTINUED                                0
EXTRAORDINARY                               0
CHANGES                                     0
NET-INCOME                             (4,324)
EPS-PRIMARY                              (.49)
EPS-DILUTED                              (.49)