Form 10-Q
period 2001-09-30
CSS INDUSTRIES INC
filed 2001-11-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q
                                    ---------


For the Quarter Ended                             Commission file number 1-2661
 September 30, 2001
---------------------


                              CSS INDUSTRIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


           Delaware                                           13-1920657
-------------------------------                       ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification number)




1845 Walnut Street, Philadelphia, PA                             19103
---------------------------------------                   ------------------
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


As of September 30, 2001, there were 8,853,370 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001 and March 31, 2001, the results of operations for the three months and six months ended September 30, 2001 and 2000 and the cash flows for the six months ended September 30, 2001 and 2000. The results for the three months and six months ended September 30, 2001 and 2000 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the June 30, 2001 quarterly report on Form 10-Q and with Part II of this document.

                                                                                PAGE NO.
                                                                                --------
Consolidated  Statements  of  Operations - Three months and six months ended
September 30, 2001 and 2000                                                        3

Consolidated Condensed Balance Sheets - September 30, 2001 and
March 31, 2001                                                                     4

Consolidated Statements of Cash Flows - Six months ended
September 30, 2001 and 2000                                                        5

Notes to Consolidated Financial Statements                                         6-9

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                          10-11

PART II - OTHER INFORMATION
---------------------------

Items 1 through 6 - Not Applicable

SIGNATURE                                                                          12
---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

(In thousands, except
 per share amounts)

                                                              Three  Months Ended                      Six Months Ended
                                                                  September 30,                           September 30,
                                                         -----------------------------           -----------------------------
                                                            2001               2000                2001                2000
                                                         ---------           ---------           ---------           ---------
SALES                                                    $ 134,383           $ 148,261           $ 163,200           $ 186,455
                                                         ---------           ---------           ---------           ---------
COSTS AND EXPENSES
   Cost of sales                                            98,722             113,551             119,386             141,908
   Selling, general and administrative expenses             21,377              21,566              36,350              37,205
   Interest expense, net                                       763               1,755                 751               2,385
   Rental and other expense (income), net                       75                 (12)                 23                (104)
                                                         ---------           ---------           ---------           ---------
                                                           120,937             136,860             156,510             181,394
                                                         ---------           ---------           ---------           ---------

INCOME BEFORE INCOME TAXES                                  13,446              11,401               6,690               5,061

INCOME TAX EXPENSE                                           4,840               4,105               2,408               1,822
                                                         ---------           ---------           ---------           ---------

NET INCOME                                               $   8,606           $   7,296           $   4,282           $   3,239
                                                         =========           =========           =========           =========
NET INCOME PER COMMON SHARE
     Basic                                               $     .97           $     .81           $     .48           $     .36
                                                         =========           =========           =========           =========
     Diluted                                             $     .96           $     .81           $     .48           $     .36
                                                         =========           =========           =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                   8,852               8,968               8,850               9,020
                                                         =========           =========           =========           =========
     Diluted                                                 8,972               8,973               8,943               9,025
                                                         =========           =========           =========           =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                 $    --             $    --             $    --             $    --
                                                         =========           =========           =========           =========

-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME

      Net income                                         $   8,606           $   7,296           $   4,282           $   3,239
      Change in fair value of interest
          rate swap agreements, net                           (454)               --                  (572)               --
                                                         ---------           ---------           ---------           ---------

      Comprehensive income                               $   8,152           $   7,296           $   3,710           $   3,239
                                                         =========           =========           =========           =========


                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                          September 30,       March 31,
                                                              2001               2001
                                                            --------          --------
            ASSETS
            ------
CURRENT ASSETS
    Cash and temporary investments                          $  2,413          $ 41,687
    Accounts receivable, net                                 104,822            20,174
    Inventories                                              141,258            82,140
    Deferred income taxes                                      5,735             5,714
    Other current assets                                       7,632             6,764
                                                            --------          --------

       Total current assets                                  261,860           156,479
                                                            --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                            64,185            62,105
                                                            --------          --------

OTHER ASSETS
    Intangible assets                                         37,899            38,535
    Other                                                      3,746             5,292
                                                            --------          --------

        Total other assets                                    41,645            43,827
                                                            --------          --------

        Total assets                                        $367,690          $262,411
                                                            ========          ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
        Notes payable                                       $ 75,455          $   --
        Other current liabilities                             57,610            32,341
                                                            --------          --------

              Total current liabilities                      133,065            32,341
                                                            --------          --------

LONG-TERM OBLIGATIONS                                          2,495             2,908
                                                            --------          --------

DEFERRED INCOME TAXES                                          7,271             6,250
                                                            --------          --------

SHAREHOLDERS' EQUITY                                         224,859           220,912
                                                            --------          --------

        Total liabilities and shareholders' equity          $367,690          $262,411
                                                            ========          ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
(In thousands)

                                                                             Six Months Ended
                                                                                September 30,
                                                                       -----------------------------
                                                                          2001                2000
                                                                       ---------           ---------
Cash flows from operating activities:
    Net income                                                         $   4,282           $   3,239
                                                                       ---------           ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                       5,603               5,149
       Loss on sale or disposal of assets                                      5                  30
       Provision for doubtful accounts                                       725                 675
       Deferred tax                                                        1,000                 387
       Changes in assets and liabilities, net of effects from
           purchase of a business:
          (Increase) in accounts receivable                              (85,374)           (101,290)
          (Increase) in inventory                                        (55,959)            (37,211)
          Decrease in other assets                                         2,286               3,223
          Increase in other current liabilities                           23,477              18,419
          Increase in accrued income taxes                                 1,319               1,493
                                                                       ---------           ---------

             Total adjustments                                          (106,918)           (109,125)
                                                                       ---------           ---------

             Net cash (used for) operating activities                   (102,636)           (105,886)
                                                                       ---------           ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment                             (6,457)             (7,157)
    Purchase of a business                                                (7,849)               --
    Proceeds on assets held for sale                                       4,118                  19
                                                                       ---------           ---------

             Net cash (used for) investing activities                    (10,188)             (7,138)
                                                                       ---------           ---------
Cash flows from financing activities:
    Payments on long-term obligations                                     (2,364)               (712)
    Borrowing on long-term obligation                                       --                    86
    Net borrowings on notes payable                                       75,455             120,510
    Purchase of treasury stock                                              --                (5,101)
    Proceeds from exercise of stock options                                  459                --
                                                                       ---------           ---------

             Net cash provided by financing activities                    73,550             114,783
                                                                       ---------           ---------

Net (decrease) increase in cash and temporary investments                (39,274)              1,759

Cash and temporary investments at beginning of period                     41,687                 441
                                                                       ---------           ---------
Cash and temporary investments at end of period                        $   2,413           $   2,200
                                                                       =========           =========

                 See notes to consolidated financial statements

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Gains and losses on foreign currency transactions are not material and are included in other expense (income) in the consolidated statements of operations.

     Change in Fiscal Year -

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

     Inventories -

     Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                  September 30,      March 31,
                                                      2001              2001
                                                 -------------      -----------

                  Raw material...............    $  22,718,000      $17,795,000
                  Work-in-process............       20,610,000       30,375,000
                  Finished goods.............       97,930,000       33,970,000
                                                 -------------      -----------
                                                  $141,258,000      $82,140,000
                                                 =============      ===========
     Revenue Recognition -

     The Company recognizes revenues in accordance with its shipping terms.
         Returns and allowances are reserved for based on the Company's historical experience.

     Net Income Per Common Share -

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months and six months ended September 30, 2001 and 2000:

                                                          Three Months Ended              Six Months Ended
                                                             September 30,                  September 30,
                                                        ---------------------           -------------------
                                                        2001             2000           2001           2000
                                                        ----             ----           ----           ----
    Numerator:
       Net income .................................   $8,606,000      $7,296,000     $4,282,000     $3,239,000

    Denominator:
       Weighted average shares outstanding
          for basic earnings per share.............    8,852,000       8,968,000      8,850,000      9,020,000
       Effect of dilutive stock options............      120,000           5,000         93,000          5,000
                                                        --------        --------        -------        -------
       Adjusted weighted average shares out-
          standing for diluted earnings per share..    8,972,000       8,973,000      8,943,000      9,025,000
                                                       =========       =========      =========      =========

    Basic earnings per share.......................         $.97            $.81           $.48           $.36
                                                            ====            ====           ====           ====

    Diluted earnings per share.....................         $.96            $.81           $.48           $.36
                                                            ====            ====           ====           ====


      Statements of Cash Flows -

      Forpurposes of the statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

      Reclassifications -

      Certain prior period amounts have been reclassified to conform with current year classifications.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2001, the notional amount of open foreign currency forward contracts was $8,826,000 and the related gains and losses were not material.

     The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates as of September 30, 2001 were $32,838,000, $21,890,000 and $10,946,000 for fiscal years 2002, 2003 and 2004, respectively. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.82%, 4.96% and 5.09% for fiscal years 2002, 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense.

     The Company designates all of its interest rate swap agreements as cash flow hedges and recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Unrealized after tax net losses of $454,000 during the three months ended and $572,000 during the six months ended September 30, 2001 were recorded in other comprehensive income.

     When entering into hedging transactions, the Company documents the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. This process links all derivatives that are designated fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Condensed Balance Sheet. The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

(3)  TREASURY STOCK TRANSACTIONS:

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. As of September 30, 2001, the Company had repurchased 2,472,000 shares for $61,137,000. There were no stock repurchases in the quarter or six month period ended September 30, 2001.

(4)  DEBT REFINANCING:

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

     The Company also entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the "SPS"), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. The agreement permits the sale (and repurchase) of an undivided interest in the accounts receivable pool for an amount up to $100,000,000 through April 30, 2004, subject to an annual renewal. Interest on amounts financed under this facility is based on a variable commercial paper rate plus 3/8%. This arrangement has been accounted for as a financing transaction. At September 30, 2001, $66,000,000 was utilized under the program.

(5)  BUSINESS ACQUISITIONS AND DIVESTITURES:

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

(6)  ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized. SFAS No. 142 provides specific guidance for testing goodwill for impairment. The Statement also requires new disclosure of information about goodwill and other intangible assets subsequent to their acquisition. The Company will adopt the provisions of SFAS No. 142 effective with the beginning of its next fiscal year, April 1, 2002, and will discontinue the amortization of goodwill at that time. As of September 30, 2001, goodwill totaled $40,627,000 and negative goodwill totaled $2,728,000. For the six months ended September 30, 2001, net amortization expense was $636,000. Negative goodwill remaining at the date of adoption will be recorded as income from a cumulative effect of accounting change. The Company is in the process of evaluating the financial statement impact of the impairment provisions of SFAS No. 142.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

     SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. This statement retains existing requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 a) removes goodwill from its scope, b) allows for probability-weighted cash flow estimation techniques when measuring for impairment, c) requires that, for any assets to be abandoned, the depreciable life be adjusted and the cumulative impact of such change treated as an accounting change and d) an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying value of the asset exceeds its fair value. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Seasonality and Change in Fiscal Year

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

Stock Repurchase Program

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. As of September 30, 2001, the Company had repurchased 2,472,000 shares for $61,137,000.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

     Sales for the six months ended September 30, 2001 decreased 12% to $163,200,000 from $186,455,000 in 2000. The decrease in sales was primarily due to customer requested deferral of Christmas product shipments.

     Cost of sales, as a percentage of sales, was 73% in 2001 compared to 76% in 2000. The decrease in cost of sales, as a percentage of sales, was a result of decreased closeout sales, lower manufacturing costs and increased production efficiencies.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, increased to 22% from 20% in 2000. The increase in SG&A expenses, as a percentage of sales, was due to the lower sales base.

     Interest expense, net was $751,000 in 2001 and $2,385,000 in 2000. The decrease in interest expense was due to reduced interest rates and lower borrowing levels as a result of cash generated from operations and improved management of working capital.

     Income taxes as a percentage of income before taxes were 36% in 2001 and 2000.

     Net income for the six months ended September 30, 2001 was $4,282,000, or $.48 per share, compared to prior year net income of $3,239,000, or $.36 per share. The increase in earnings was due to improved margins and lower interest expense, partially offset by the impact of lower sales.

Second Quarter Fiscal 2002 Compared to Second Quarter Fiscal 2001

     Sales for the quarter ended September 30, 2001 decreased 9% to $134,383,000 from $148,261,000 in 2000. The decrease in sales was primarily the result of customer requested shipment deferrals into October of Christmas products which historically shipped in September.

     Cost of sales, as a percentage of sales, was 73% in 2001 and 77% in 2000. The decrease in cost of sales was due to favorable margins on mix of product shipped, lower closeout sales and reduced manufacturing costs. SG&A expenses, as a percentage of sales, were 16% in 2001 compared to 15% in 2000. The increase in SG&A expense, as a percentage of sales, was a result of lower sales.

     Interest expense, net was $763,000 in 2001 compared to $1,755,000 in 2000. The decrease in interest expense was primarily due to lower borrowing levels as a result of the cash generated from operations and improved management of working capital.

     Income taxes, as a percentage of income before taxes were 36% in 2001 and 2000.

     Net income for the second quarter was $8,606,000, or $.96 per share, compared to prior year net income of $7,296,000, or $.81 per share. The increase in income was primarily due to higher margins and lower interest expense, offset by the impact of lower sales.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $128,795,000 and shareholders' equity of $224,859,000. The increase in accounts receivable from March 31, 2001 reflected seasonal billings of fiscal 2002 Halloween and Christmas accounts receivables, net of current year collections. The increase in inventory and other current liabilities reflected normal seasonal inventory build necessary for the fiscal 2002 shipping season. The increase in shareholders' equity is primarily attributable to year-to-date net income.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs peak prior to Christmas and are repaid in January. Seasonal borrowings are made under a $75,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. These financial facilities are available to fund the seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. As of September 30, 2001, the Company had short-term borrowings of $75,455,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

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





                                               CSS INDUSTRIES, INC.
                                               --------------------
                                               (Registrant)




Date:  November 13, 2001                       By: /s/ Clifford E. Pietrafitta
                                                   ----------------------------
                                                   Clifford E. Pietrafitta
                                                   Vice President - Finance,
                                                   Chief Financial Officer  and
                                                   Principal Accounting Officer