Form 10-Q
period 2001-12-31
CSS INDUSTRIES INC
filed 2002-02-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                    FORM 10-Q


For the Quarter Ended                              Commission file number 1-2661
  December 31, 2001
---------------------


                              CSS INDUSTRIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


               Delaware                                       13-1920657
-----------------------------------------              ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification number)




1845 Walnut Street, Philadelphia, PA                             19103
---------------------------------------                    ------------------
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



As of December 31, 2001, there were 8,861,370 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------


In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2001 and March 31, 2001, the results of operations for the three months and nine months ended December 31, 2001 and 2000 and the cash flows for the nine months ended December 31, 2001 and 2000. The results for the three months and nine months ended December 31, 2001 and 2000 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K, with the September 30, 2001 quarterly report on Form 10-Q and with Part II of this document.



                                                                               PAGE NO.
                                                                               --------
Consolidated Statements of Operations - Three months and nine months ended
December 31, 2001 and 2000                                                         3

Consolidated Condensed Balance Sheets - December 31, 2001 and
March 31, 2001                                                                     4

Consolidated Statements of Cash Flows - Nine months ended
December 31, 2001 and 2000                                                         5

Notes to Consolidated Financial Statements                                        6-10

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                         11-13

PART II - OTHER INFORMATION
---------------------------

Items 1 through 6 - Not Applicable

SIGNATURE                                                                           14
---------

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


(In thousands, except
 per share amounts)

                                                                     Three Months Ended               Nine Months Ended
                                                                         December 31,                    December  31,
                                                                   -----------------------         ---------------------
                                                                    2001            2000            2001           2000
                                                                   ------          -------         ------         -------
SALES                                                              $235,944       $208,914         $399,144      $395,369
COSTS AND EXPENSES
   Cost of sales                                                    170,199        151,913          289,585       293,821
   Selling, general and administrative expenses                      28,638         21,789           64,988        58,994
   Interest expense, net                                              1,180          2,299            1,931         4,684
   Rental and other expense (income), net                               148            (36)             171          (140)
                                                                      -----       ---------         -------    -----------

                                                                    200,165        175,965          356,675       357,359
                                                                   --------        -------          -------       -------

INCOME BEFORE INCOME TAXES                                           35,779         32,949           42,469        38,010

INCOME TAX EXPENSE                                                   12,720         11,810           15,128        13,632
                                                                    -------       --------         --------      --------

NET INCOME                                                          $23,059        $21,139          $27,341       $24,378
                                                                    =======        =======          =======       =======

NET INCOME PER COMMON SHARE
   Basic                                                              $2.60          $2.39            $3.09         $2.72
                                                                      =====          =====            =====         =====
   Diluted                                                            $2.54          $2.39            $3.03         $2.72
                                                                      =====          =====            =====         =====

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                              8,860          8,842            8,853         8,961
                                                                      =====          =====            =====         =====
   Diluted                                                            9,089          8,846            9,014         8,965
                                                                      =====          =====            =====         =====


CASH DIVIDENDS PER SHARE OF COMMON STOCK                           $      -       $      -         $      -      $      -
                                                                   ========       ========         ========      ========

---------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

      Net income                                                    $23,059        $21,139          $27,341       $24,378
      Change in fair value of interest
          rate swap agreements, net                                     227              -             (345)            -
                                                                   --------         ------        ----------         ----

      Comprehensive income                                          $23,286        $21,139          $26,996       $24,378
                                                                    =======        =======          =======       =======

                                  Page 3 of 14

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                                                December 31,            March 31,
                                                                                    2001                  2001
                                                                             ------------------    ------------------
            ASSETS
            ------

CURRENT ASSETS
    Cash and temporary investments                                                $  9,148            $   41,687
    Accounts receivable, net                                                       175,413                20,174
    Inventories                                                                     45,351                82,140
    Deferred income taxes                                                            5,735                 5,714
    Other current assets                                                             7,513                 6,764
                                                                                  --------             ---------

       Total current assets                                                        243,160               156,479
                                                                                  --------             ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  63,652                62,105
                                                                                  --------             ---------

OTHER ASSETS
    Intangible assets                                                               37,605                38,535
    Other                                                                            4,248                 5,292
                                                                                  --------             ---------

        Total other assets                                                          41,853                43,827
                                                                                  --------             ---------

        Total assets                                                              $348,665              $262,411
                                                                                  ========              ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
        Notes payable                                                             $ 26,390            $        -
        Other current liabilities                                                   64,255                32,341
                                                                                  --------             ---------

              Total current liabilities                                             90,645                32,341
                                                                                  --------             ---------

LONG-TERM OBLIGATIONS                                                                2,117                 2,908
                                                                                  --------             ---------

DEFERRED INCOME TAXES                                                                7,271                 6,250
                                                                                  --------             ---------

SHAREHOLDERS' EQUITY                                                               248,632               220,912
                                                                                  --------             ---------

        Total liabilities and shareholders' equity                                $348,665              $262,411
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

(In thousands)
                                                                                               Nine Months Ended
                                                                                                  December 31,
                                                                                         ---------------------------
                                                                                           2001                2000
                                                                                         --------           --------
Cash flows from operating activities:
    Net income                                                                           $ 27,341          $  24,378
                                                                                         --------          ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                        8,536              7,831
       (Gain) loss on sale or disposal of assets                                               (1)                42
       Provision for doubtful accounts                                                      5,590              1,190
       Deferred tax provision                                                               1,000              1,750
       Compensation expense on stock option issuance                                            -                 93
       Changes in assets and liabilities, net of effects from
           purchase of a business:
          (Increase) in accounts receivable                                              (160,830)          (152,317)
          Decrease in inventory                                                            39,948             51,831
          Decrease in other assets                                                            200              1,760
          Increase in other current liabilities                                            17,343              9,184
          Increase in accrued income taxes                                                 14,372             11,529
                                                                                         --------          ---------

             Total adjustments                                                            (73,842)           (67,107)
                                                                                         --------          ---------

             Net cash (used for) operating activities                                     (46,501)           (42,729)
                                                                                         --------          ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                              (8,613)           (11,291)
    Purchase of a business                                                                 (7,849)                 -
    Proceeds on assets held for sale                                                        4,248                 19
                                                                                         --------          ---------

             Net cash (used for) investing activities                                     (12,214)           (11,272)
                                                                                         --------          ---------

Cash flows from financing activities:
    Payments on long-term obligations                                                      (1,009)            (1,041)
    Borrowing on long-term obligation                                                         170                 86
    Net borrowings on notes payable                                                        26,390             62,615
    Purchase of treasury stock                                                                  -             (7,042)
    Proceeds from exercise of stock options                                                   625                  -
                                                                                         --------          ---------

             Net cash provided by financing activities                                     26,176             54,618
                                                                                         --------          ---------

Net (decrease) increase in cash and temporary investments                                 (32,539)               617

Cash and temporary investments at beginning of period                                      41,687                441
                                                                                         --------          ---------
Cash and temporary investments at end of period                                          $  9,148          $   1,058
                                                                                         ========          =========


                 See notes to consolidated financial statements

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                December 31, 2001
                                -----------------


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

Use of Estimates -
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories -
-----------

Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                              December 31,          March 31,
                                                 2001                 2001
                                          ------------------   ---------------

         Raw material...................      $15,537,000        $17,795,000
         Work-in-process................       11,395,000         30,375,000
         Finished goods.................       18,419,000         33,970,000
                                              -----------       ------------
                                              $45,351,000        $82,140,000
                                              ===========       ============
Revenue Recognition -
-------------------

The Company recognizes revenues in accordance with its shipping terms. Returns and allowances are reserved for based on the Company's historical experience.

Net Income Per Common Share -
---------------------------

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three months and nine months ended December 31, 2001 and 2000:


                                                        Three Months Ended                Nine Months Ended
                                                            December 31,                      December 31,
                                                        ----------------------            ----------------------
                                                        2001             2000            2001             2000
                                                        ----             ----            ----             ----
    Numerator:
       Net income .................................  $23,059,000     $21,139,000      $27,341,000    $24,378,000

    Denominator:
       Weighted average shares outstanding
          for basic earnings per share.............    8,860,000       8,842,000        8,853,000      8,961,000
       Effect of dilutive stock options............      229,000           4,000          161,000          4,000
                                                        --------        --------         --------        -------
       Adjusted weighted average shares out-
          standing for diluted earnings per share..    9,089,000       8,846,000        9,014,000      8,965,000
                                                       =========       =========        =========      =========

    Basic earnings per share.......................        $2.60          $2.39             $3.09          $2.72
                                                           =====          =====             =====          =====

    Diluted earnings per share.....................        $2.54          $2.39             $3.03          $2.72
                                                           =====          =====             =====          =====

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

(2) DERIVATIVE FINANCIAL INSTRUMENTS:
    ---------------------------------

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2001, the notional amount of open foreign currency forward contracts was $9,287,000 and the related gains and losses were not material.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates as of December 31, 2001 were $32,838,000, $21,890,000 and $10,946,000 for fiscal years 2002,
2003 and 2004, respectively. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.82%, 4.96% and 5.09% for fiscal years 2002, 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense.

The Company designates all of its interest rate swap agreements as cash flow hedges and recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Unrealized after tax net income of $227,000 during the three months ended and unrealized after tax net losses of $345,000 during the nine months ended December 31, 2001 were recorded in other comprehensive income.

When entering into hedging transactions, the Company documents the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. This process links all derivatives that are designated fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Condensed Balance Sheet. The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items. Any ineffectiveness is recorded in the consolidated statements of operations and was immaterial as of December 31, 2001.

(3) TREASURY STOCK TRANSACTIONS:
    ------------------------

On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. As of December 31, 2001, the Company had repurchased 2,472,000 shares for $61,137,000. There were no stock repurchases in the quarter or nine month period ended December 31, 2001.

(4) DEBT REFINANCING:
    ----------------

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

The Company also entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the "SPS"), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. The agreement permits the sale (and repurchase) of an undivided interest in the accounts receivable pool for an amount up to $100,000,000 through April 30, 2004, subject to an annual renewal. Interest on amounts financed under this facility is based on a variable commercial paper rate plus 3/8%. This arrangement has been accounted for as a financing transaction and reflected on the balance sheet as of December 31, 2001. At December 31, 2001, $26,000,000 was utilized under the program.

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

(6) ACCOUNTING PRONOUNCEMENTS:
    --------------------------

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized. SFAS No. 142 provides specific guidance for testing goodwill for impairment. The Statement also requires new disclosure of information about goodwill and other intangible assets subsequent to their acquisition. The Company will adopt the provisions of SFAS No. 142 effective with the beginning of its next fiscal year, April 1, 2002, and will discontinue the amortization of goodwill at that time. As of December 31, 2001, goodwill totaled $40,166,000 and negative goodwill totaled $2,561,000. For the nine months ended December 31, 2001, net amortization expense was $930,000. Negative goodwill remaining at the date of adoption will be recorded as income from a cumulative effect of accounting change. The Company is in the process of evaluating the financial statement impact of the impairment provisions of SFAS No. 142.

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

(7) SUBSEQUENT EVENTS:
    ------------------

Chapter XI Filing by Major Customer
-----------------------------------

On January 22, 2002, a major customer of the Company filed for protection under Chapter XI of the United States Bankruptcy Act. Prior to the customer's Chapter XI filing, the Company entered into a Claims Put Agreement with a financial institution which allowed for the assignment of a portion of its interest in this customer's accounts receivable balance. The remaining portion of outstanding accounts receivable, as of the bankruptcy filing date, of approximately $4,400,000 is fully reserved and the related provision is included in selling, general and administrative expenses in the consolidated statements of operations as of December 31, 2001.

Business Acquisition
--------------------

On February 8, 2002, the Company agreed to acquire substantially all of the business and assets of the segments of C. M. Offray & Son, Inc. ("Offray") which manufacture and sell decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. For the year ended December 31, 2001, Offray had net sales pertaining to the business segment to be acquired by the Company of approximately $99,000,000. The purchase price of approximately $45,000,000 in cash will be subject to certain post-closing adjustments and indemnification obligations. Consummation of the transaction is anticipated on or about March 15, 2002 and is subject to obtaining certain specified regulatory approvals and consents of third parties and to certain other customary closing conditions.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------

                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

RESULTS OF OPERATIONS
---------------------

Business Acquisition
--------------------

     On February 8, 2002, the Company agreed to acquire substantially all of the business and assets of the segments of C. M. Offray & Son, Inc. ("Offray") for an estimated $45,000,000 in cash, of which approximately $3,000,000 will be held in escrow for certain post-closing adjustments and indemnification obligations. The cash portion of the purchase price will be funded by the Company's excess cash and its $75,000,000 unsecured revolving credit facility. Consummation of the transaction is subject to obtaining consents of third parties and to certain other customary closing conditions. The closing of the acquisition is anticipated to be completed in March. Offray is a manufacturer and distributor of decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications.

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

Stock Repurchase Program
------------------------

     On February 19, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 2,000,000 shares on terms acceptable to management. As of December 31, 2001, the Company had repurchased 2,472,000 shares for $61,137,000.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended
December 31, 2000
------------------------------------------------------------------

     Sales for the nine months ended December 31, 2001 increased 1% to $399,144,000 from $395,369,000 in 2000. The increase in sales was primarily due to incremental volume of approximately $14,000,000 related to the current year acquisition of Tye-Sil. Net of these incremental sales, the Company reported a 3% decrease in sales for the nine month period primarily due to lower Halloween and Christmas sales as a result of a cautious retail environment.

     Cost of sales, as a percentage of sales, was 73% in 2001 compared to 74% in 2000. The decrease in cost of sales, as a percentage of sales, was a result of favorable margins on mix of product shipped, decreased closeout sales and lower manufacturing costs.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, increased to 16% from 15% in 2000. The increase in SG&A expenses, as a percentage of sales, was primarily due to the write-off of receivables, net of commissions and other related expense reversals, of approximately $3,500,000 associated with the Chapter XI filing by a major customer. Also contributing to the increase was higher consulting costs associated with an enterprise resource planning system implementation which is expected to be substantially completed by the end of this fiscal year.

     Interest expense, net was $1,931,000 in 2001 and $4,684,000 in 2000. The decrease in interest expense was due to reduced interest rates and lower borrowing levels as a result of cash generated from operations and improved management of working capital.

     Income taxes as a percentage of income before taxes were 36% in 2001 and 2000.

     Net income for the nine months ended December 31, 2001 was $27,341,000, or $3.03 per share, compared to prior year net income of $24,378,000, or $2.72 per share. The increase in earnings was due to improved margins, primarily as a result of reduced manufacturing costs, and lower interest expense which more than offset the pre-tax loss of approximately $3,500,000, or $.25 per share, associated with the Chapter XI filing by a major customer.

Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001
---------------------------------------------------------------

     Sales for the quarter ended December 31, 2001 increased 13% to $235,944,000 from $208,914,000 in 2000. The increase in sales was primarily the result of customer requested shipment deferrals of Christmas products from the second quarter into the third quarter and the impact of incremental Tye-Sil sales.

     Cost of sales, as a percentage of sales, was 72% in 2001 and 73% in 2000. The decrease in cost of sales was due to lower closeout sales and reduced manufacturing costs. SG&A expenses, as a percentage of sales, were 12% in 2001 compared to 10% in 2000. The increase in SG&A expenses, as a percentage of sales, was primarily a result of the write-off of receivables, net of commissions and other related expense reversals, of approximately $3,500,000 related to the Chapter XI filing by a major customer.

     Interest expense, net was $1,180,000 in 2001 compared to $2,299,000 in 2000. The decrease in interest expense was primarily due to lower interest rates and lower borrowing levels as a result of the cash generated from operations and improved management of working capital.

     Income taxes, as a percentage of income before taxes were 36% in 2001 and 2000.

     Net income for the third quarter was $23,059,000, or $2.54 per share, compared to prior year net income of $21,139,000, or $2.39 per share. The increase in income was primarily due to higher margins and lower interest expense, partially offset by the impact of the Chapter XI filing by a major customer discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2001, the Company had working capital of $152,515,000 and shareholders' equity of $248,632,000. The increase in accounts receivable from March 31, 2001 reflected seasonal billings of fiscal 2002 Christmas accounts receivables, net of current year collections. The decrease in inventory reflected normal seasonal shipments during the fiscal 2002 shipping season as well as improved inventory management. The increase in other current liabilities is due to increased accruals of income taxes, sales commissions, royalties and employee benefits. The increase in shareholders' equity is primarily attributable to year-to-date net income.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after mid December in accordance with general industry practice. As a result, short-term borrowing needs peak prior to Christmas and are repaid in December and January. Seasonal borrowings are made under a $75,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. These financial facilities are available to fund the seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. As of December 31, 2001, the Company had short-term borrowings of $26,390,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                                    SIGNATURE
                                    ---------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             CSS INDUSTRIES, INC.
                                             -----------------------
                                             (Registrant)




Date:  February 14, 2002                      By: /s/ Clifford E. Pietrafitta
                                                  ------------------------------
                                                  Clifford E. Pietrafitta
                                                  Vice President - Finance,
                                                  Chief Financial Officer  and
                                                  Principal Accounting Officer