Form 10-K
period 2002-03-31
CSS INDUSTRIES INC
filed 2002-05-24
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended March 31, 2002
                                                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _______________________

Commission File Number 1-2661

                              CSS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                13-1920657
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1845 Walnut Street, Philadelphia, PA                                19103
------------------------------------                         -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (215) 569-9900
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class              Name of each exchange on which registered
--------------------------------      -----------------------------------------
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

                                  Yes   X       No ____
                                      -----


Securities registered pursuant to Section 12(g) of the Act:










                             (Page 1 of Cover Page)

                                      None
                                ----------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $172,046,652. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant on the New York Stock Exchange on May 16, 2002 ($38.35 per share). Such calculation excludes the shares of Common Stock beneficially owned at such date by certain directors and officers of the Registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the Registrant for its 2002 Annual Meeting of Stockholders. In making such calculation, Registrant does not determine the affiliate or non-affiliate status of any holders of the shares of Common Stock for any other purpose.

         At May 16, 2002, there were outstanding 8,612,794 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).


















                             (Page 2 of Cover Page)

Part I

Item 1.  Business
General

       CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the design, manufacture, procurement and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in twenty-one North American facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its customers by national and regional account managers and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995. During March 2002, Berwick completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Subsequent to the acquisition, Berwick changed its name to Berwick Offray LLC ("Berwick Offray").

       The Company has experienced growth through a combination of acquisitions and the expansion of existing operations. The Company's goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating business and by acquiring other businesses with leading market positions.

       Principal Products CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, and decorative ribbons and bows. CSS' Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley's(R) brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets decorative ribbons and bows to its mass market, retail and wholesale distribution customers and teachers' aids to the education market through the mass market, school supply distributors and direct-to-retail teachers' stores.

       CSS manufactures and warehouses its products in twenty-one facilities located in Pennsylvania, Maryland, South Carolina, Alabama, Tennessee, Texas, New York and Canada. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are primarily produced and warehoused in six facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products and are distributed from one facility in northeastern Pennsylvania and one facility in New York. Ribbons and bows are manufactured and warehoused in thirteen facilities located in northeastern Pennsylvania, Maryland, South Carolina, Alabama, Texas and Canada. The manufacturing process is vertically integrated. Non woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured both domestically and in Mexico and sourced from Asia and Latin America. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished goods are warehoused and shipped from both the production facility and a separate facility in Memphis. Other products, designed to the specifications of CSS, are imported from Asian manufacturers.

 Sales and Marketing Most of CSS' products are sold in the United States and Canada by national and regional account sales managers, inside sales representatives, product specialists and by a network of independent manufacturers' representatives. CSS maintains permanent showrooms in New York City, Memphis, Minneapolis, Dallas, Atlanta and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and the independent manufacturers' representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers' stores. CSS' revenues are primarily seasonal with approximately 68% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine's Day seasons and all-occasion product sales. Seasonal products are generally designed and marketed beginning approximately eighteen to twenty months before the event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until after the holiday, in accordance with industry practice. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through inside sales representatives or independent manufacturers representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the company's bulk gift wrap or ribbon products. Custom products are sold by both independent manufacturers' representatives and CSS sales managers.

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

       Competition CSS' principal competitor in Christmas products is Plus Mark, Inc. (a subsidiary of American Greetings Corporation). Image Arts, a subsidiary of Hallmark Cards, Inc., is also a competitor in the boxed greeting card business. Historically, CSS has not competed directly, except to a limited extent, with other product offerings of Hallmark Cards, Inc. and American Greetings Corporation. In recent years, these companies have expanded their promotional offerings to the mass market retail distribution channel. CSS also competes with various companies in each of its other seasonal product offerings. Certain of these competitors are larger and have greater resources than the Company.

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

Employees

       At May 16, 2002, approximately 3,600 persons were employed by CSS (increasing to approximately 4,870 as seasonal employees are added).

       With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled 725 employees as of May 16, 2002, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

       The Company believes that relationships with its employees are good.

Item 2.  Properties

       The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:

                                                                           Approximate Square Feet
                                                                           -----------------------
        Location               Use                                       Owned                Leased
        --------               ---                                       -----                ------
       Elysburg, PA            Manufacturing and distribution              253,000                 -
       Elysburg, PA            Manufacturing                                68,000                 -
       Danville, PA            Distribution                                133,000                 -
       New Berlin, PA          Manufacturing                                     -            31,000
       Troy, PA                Manufacturing and distribution              223,000                 -
       Canton, PA              Distribution                                135,000                 -
       Berwick, PA             Manufacturing and distribution              216,000                 -
       Berwick, PA             Manufacturing and distribution              220,000                 -
       Berwick, PA             Distribution                                226,000                 -
       Berwick, PA             Distribution                                      -           521,000
       Berwick, PA             Distribution                                      -            36,000
       Memphis, TN             Manufacturing and distribution                    -           986,000
       Memphis, TN             Distribution                                      -           366,000
       Hagerstown, MD          Manufacturing and distribution              284,000                 -
       Hagerstown, MD          Manufacturing and distribution               97,000                 -
       Hagerstown, MD          Distribution                                      -            31,000
       Hartwell, SC            Manufacturing                               229,000                 -
       Anniston, AL            Manufacturing and distribution              120,000                 -
       Anniston, AL            Distribution                                      -            28,000
       El Paso, TX             Distribution                                      -           100,000
       Quebec, Canada          Distribution                                 28,000                 -
                                                                         ---------         ---------
               Total                                                     2,232,000         2,099,000
                                                                         =========         =========

       The Company also utilizes owned and leased space aggregating 123,000 square feet for various marketing and administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

       The Company is also the lessee of approximately 14,000 square feet of retail space (which was related to former operations) which have been subleased by the Company, as sublessor, to various sublessees.


Item 3.  Legal Proceedings

       Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Principal Market for Common Stock

         The Common Stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the quarters during fiscal 2002 and fiscal 2001.

                                                                                 High            Low
                                                                                 ----            ---
2002
    First Quarter................................................               $26.35          $21.00
    Second Quarter...............................................                25.99           23.55
    Third Quarter................................................                31.17           25.30
    Fourth Quarter...............................................                32.51           24.76

2001
----
    First Quarter................................................               $20.44          $18.50
    Second Quarter...............................................                20.94           19.50
    Third Quarter................................................                21.75           18.63
    Fourth Quarter...............................................                24.44           20.13

(b)      Holders of Common Stock

         At May 16, 2002, there were approximately 1,630 holders of the Company's Common Stock.

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

         At May 16, 2002, there were no shares of preferred stock outstanding.

Item 6.  Selected Financial Data
(In thousands, except per share amounts)

                                                              Three Month
                                                                Periods
                                                  Year           Ended
                                                 Ended          March 31,                  Years Ended December 31,
                                                March 31,   ------------------    --------------------------------------------
                                                  2002       2001        2000      2000         1999       1998(a)       1997
                                               -----------   ----        ----     ------       ------     --------      ------
                                                                        (Unaudited)
Statement of Operations Data:
  Net Sales............................        $424,309     $26,987      $24,589    $421,084    $408,867    $417,526   $372,733

  Income (loss) from continuing
    operations before income taxes.....          33,455      (9,194)      (9,604)     28,406      28,442      37,926     30,442

  Income (loss) from continuing
    operations.........................          21,501      (6,080)      (6,147)     18,231      18,061      24,276     18,871

  Income from discontinued operations,
    net of income taxes................               -           -            -           -           -           -      6,348

  Gain on sale of discontinued operations,
    net of income taxes................               -           -            -           -           -           -     17,871

  Net income (loss)....................          21,501      (6,080)      (6,147)     18,231      18,061      24,276     43,090

  Income (loss) from continuing
    operations per common share
    Basic .............................           $2.44       $(.69)       $(.66)      $2.02       $1.85       $2.26      $1.74

    Diluted............................           $2.40       $(.69)       $(.66)      $2.02       $1.84       $2.21      $1.67

Balance Sheet Data:

  Working capital......................         125,398     124,171      120,402     133,397     130,889     145,165    129,245

  Total assets.........................         298,495     267,448      248,784     349,543     349,398     376,590    342,362

  Short-term debt......................             200         312          424      62,961      63,488      96,198     52,524

  Long-term debt.......................             165         193          434         252         537       2,131      2,580

  Stockholders' equity.................        $234,845    $220,945     $209,575    $227,091    $219,477    $220,493   $221,649



(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisitions and Divestitures

     On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Berwick acquired substantially all of the business and assets of Offray for approximately $44,800,000 in cash (paid from cash on hand). The purchase price is subject to a post-closing adjustment depending upon Offray's working capital on the date of the closing. A portion of the purchase price is being held in escrow to cover purchase price adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired.

     On May 8, 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. In consideration, the Company paid approximately $7,849,000 in cash, including transaction costs. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired. Subsequent to the acquisition, the operations of Tye-Sil were consolidated into existing operations of the Company.

     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designed and marketed highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party stores and gift shops. In consideration, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,697,000 was recorded as goodwill in the accompanying balance sheet and until the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on April 1, 2002 was being amortized over twenty years. Subsequent to the acquisition, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.

Litigation

     In February 1999, CSS was awarded approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The funds were subsequently released from escrow. The award had no impact on 1999 results of operations.

Seasonality and Change in Fiscal Year

     On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period commenced January 1, 2001 and ended March 31, 2001. The Company's new fiscal year began April 1, 2001 and ended March 31, 2002 ("fiscal 2002"). With this change, the Company's new fiscal year coincides with its natural revenue cycle.

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

Results of Operations

Fiscal 2002 Compared to Calendar 2000
-------------------------------------

     Consolidated sales for fiscal 2002 increased 1% to $424,309,000 from $421,084,000 in calendar 2000. The increase was primarily due to incremental sales from businesses acquired in fiscal 2002. Excluding incremental volume of Tye-Sil and Offray, sales declined 3% as a cautious retail environment brought on by a weak economy restricted seasonal purchases of large retailers.

     As a percentage of sales, cost of sales improved to 73% in fiscal 2002 from 74% in calendar 2000, as improved manufacturing efficiencies and foreign sourcing combined to improve gross margins. Selling, general and administrative expenses, as a percentage of sales, was 19% in fiscal 2002 and 18% in calendar 2000. The increase was primarily the result of the write-off related to the Kmart Chapter XI bankruptcy filing. Excluding this event, S,G&A expenses, as a percentage of sales, were in line with the prior year.

     Income from operations grew 6% to $35,489,000 in fiscal 2002 from $33,363,000 in calendar 2000. Excluding the impact of the write-off related to the Kmart Chapter XI bankruptcy filing, operating income increased 17% to $38,969,000.

     Interest expense decreased 63% to $1,898,000 from $5,080,000 in calendar 2000. The decrease was due to lower interest rates and reduced borrowings as a result of operational cash flow and improved balance sheet management.

     Income before taxes was $33,455,000, or 8% of sales in fiscal 2002 and $28,406,000, or 7% of sales in calendar 2000. Net income for the year ended March 31, 2002 increased 18% to $21,501,000 from $18,231,000 in calendar 2000.
Net income per diluted share increased 19% to $2.40 from $2.02 in calendar 2000.

Transition Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000
--------------------------------------------------------------------------------

     Consolidated sales for the three months ended March 31, 2001 were $26,987,000 or 10% above 2000 sales of $24,589,000. The increase in sales was primarily attributable to customer requested deferrals of Valentine and Easter shipments from the fourth quarter of 2000 and increased sales of ribbons and bows to the wholesale distribution channel. These increases were partially offset by lower sales of product lines discontinued in early 2000 and lower closeout sales.

     Cost of sales, as a percentage of sales, was 74% in 2001 and 72% in 2000. The increase in cost of sales, as a percentage of sales, was primarily due to a charge to markdown excess inventories.

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

Calendar 2000 Compared to Calendar 1999
---------------------------------------

     Consolidated sales for 2000 increased 3% to $421,084,000 from $408,867,000. The increase in 2000 sales was primarily attributable to 4% growth in CSS' base seasonal businesses as reduced sales of discontinued products partially offset the overall improvement in volume.

     As a percentage of sales, cost of sales was 74% in 2000 and 75% in 1999. The improvement in cost of sales as a percentage of sales in 2000 was due to improved efficiencies in the Company's manufacturing and distribution operations.

     Selling, general and administrative expenses, as a percentage of sales, was 18% in 2000 and 17% in 1999. The increase in selling, general and administrative costs in 2000 was primarily due to costs associated with the decentralization of the Company's management structure.

     Interest expense, net was $5,080,000 in 2000 and $4,294,000 in 1999.
Interest expense increased in 2000 primarily due to the impact of higher interest rates as operating cash flow was largely offset by incremental borrowings to repurchase the Company's stock.

     Rental and other income, net was $123,000 in 2000 and $959,000 in 1999. The current year decrease was due to the absence in 2000 of income from the 1999 restructuring of a portion of the Company's deferred compensation liability.

     Income before income taxes was $28,406,000, or 7% of sales in 2000 and $28,442,000, or 7% of sales in 1999.

     Net income for the year ended December 31, 2000 increased 1% to $18,231,000. Net income per diluted share increased 10% in 2000 to $2.02. Earnings per share in 2000 and 1999 were benefited by the Company's stock repurchase program. The cumulative buyback of stock added $.18 and $.11, respectively to income from continuing operations per diluted share.

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

Liquidity and Capital Resources

     At March 31, 2002, the Company had working capital of $125,398,000 and stockholders' equity of $234,845,000. The increase in accounts receivable, net of reserves, from $20,174,000 in 2001 to $30,021,000 in 2002 was a result of additional accounts receivable of $10,230,000 related to the acquisition of Offray. Inventories, net of reserves, increased from $82,140,000 to $98,541,000 due to additional inventory of $27,269,000 related to the current year acquisition of Offray, partially offset by the decrease in inventory of the Company's base businesses as a result of improved inventory management. The increase in other current assets is primarily due to the Claims Put Agreement which allowed the Company to transfer a portion of its pre-petition Kmart receivable to a third party. Capital expenditures were $10,007,000 and $13,877,000 in fiscal 2002 and calendar 2000, respectively, and consisted primarily of costs related to the implementation of an integrated computer system in one of the Company's subsidiaries and purchases of machinery and equipment. The increase in accrued restructuring expenses and accrued expenses relates to the acquisition of Offray.

     The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 68% percent of sales being Christmas related. As payment for sales of Christmas related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $75,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. These financial facilities are available to fund the seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. At March 31, 2002, there were no amounts outstanding under these facilities. For information concerning these credit facilities, see Note 7 of Notes to Consolidated Financial Statements.

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Executive Committee of the Board of Directors authorized additional repurchases of shares on terms acceptable to management. The cumulative authorized repurchase amount is 3,000,000 shares. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's credit facility. The Company repurchased 327,000 shares for $9,409,000 and 543,200 shares for $10,861,000 in fiscal 2002 and calendar 2000, respectively. There were no stock repurchases during the transition period of January 1, 2001 through March 31, 2001.

     Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

Accounting Pronouncements

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, as required. The adoption of SFAS No. 133 was not material to the consolidated statements of operations or financial position of the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized. SFAS No. 142 provides specific guidance for testing goodwill for impairment. The Statement also requires new disclosure of information about goodwill and other intangible assets subsequent to their acquisition. The Company will adopt the provisions of SFAS No. 142 effective with the beginning of its next fiscal year, April 1, 2002, and will discontinue the amortization of goodwill at that time. As of March 31, 2002, goodwill totaled $39,715,000 and negative goodwill totaled $2,393,000. For the year ended March 31, 2002, net amortization expense was $1,213,000. Based on a preliminary review of the new standard, management believes the Company will record a goodwill impairment charge upon adoption of approximately $8,000,000, net of taxes, which includes the reversal of negative goodwill. This non-cash charge will be recorded as the cumulative effect of an accounting change. However, the Company has not completed its evaluation to determine the exact amount of such a charge. Also, the Company believes this charge will not affect the financial covenant calculations under the Company's credit agreement.

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

Significant Accounting Policies

     A summary of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. For example, in determining the valuation of inventory and accounts receivable reserves. Other areas in which uncertainties exist include, but are not limited to, income tax valuation and resolution of litigation. Actual results will inevitably differ to some extent from the estimates on which the Company's consolidated financial statements are prepared at any given point in time. Despite these inherent limitations, management believes that the Company's Management's Discussion and Analysis and audited financial statements provide a meaningful and fair perspective on the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings of $32,670,000 for the year ended March 31, 2002, a 1% increase or decrease in current market interest rates would have increased or decreased interest expense by $326,700.

CSS INDUSTRIES, INC.
AND SUBSIDIARIES

Item 8.  Financial Statements

                                                   INDEX

                                                                                                     Page
                                                                                                     ----
Report of Independent Public Accountants.....................................................           14

Consolidated Balance Sheets - March 31, 2002 and 2001........................................        15-16

Consolidated Statements of Operations and Comprehensive Income - for the year ended March 31, 2002, for the three month periods ended March 31, 2001 and
     2000 and for the years ended December 31, 2000 and 1999................................            17

Consolidated Statements of Cash Flows - for the year ended March 31, 2001, for the three month periods ended March 31, 2001 and 2000 and for the years
     ended December 31, 2000 and 1999........................................................           18

Consolidated Statements of Stockholders' Equity - for the year ended March 31,
     2002, for the three month periods ended March 31, 2001 and 2000 and for the
     years ended December 31, 2000 and 1999..................................................        19-20

Notes to Consolidated Financial Statements...................................................        21-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of CSS Industries, Inc.:


     We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for the years ended March 31, 2002, December 31, 2000 and 1999, and the three month period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended March 31, 2002, December 31, 2000 and 1999, and the three month period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



Philadelphia, PA
  May 14, 2002

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

                                                                                             March 31,
                                                                                     -------------------------
                  ASSETS                                                               2002             2001
                                                                                     --------          -------
CURRENT ASSETS

     Cash and temporary investments......................................            $ 20,006          $ 41,687
     Accounts receivable, net of allowances of $13,475 and $9,304 .......              30,021            20,174
     Inventories.........................................................              98,541            82,140
     Income tax receivable...............................................               2,222             3,407
     Deferred income taxes...............................................               6,408             5,714
     Other current assets................................................              19,471             8,394
                                                                                     --------          --------
         Total current assets............................................             176,669           161,516
                                                                                     --------          --------

PROPERTY, PLANT AND EQUIPMENT

     Land................................................................               1,450               524
     Buildings, leasehold interests and improvements.....................              41,087            33,983
     Machinery, equipment and other......................................             101,605            85,050
                                                                                     --------          --------
                                                                                      144,142           119,557
     Less - Accumulated depreciation.....................................             (63,716)          (57,452)
                                                                                     --------          --------
         Net property, plant and equipment...............................              80,426            62,105
                                                                                     --------          --------

OTHER ASSETS

     Intangible assets, net of accumulated amortization of $9,761
         and $10,065.....................................................              37,656            38,535
     Other...............................................................               3,744             5,292
                                                                                     --------          --------
         Total other assets..............................................              41,400            43,827
                                                                                     --------          --------
                                                                                     $298,495          $267,448
                                                                                     ========          ========

                                                                                                      March 31,
                                                                                               --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                             2002              2001
                                                                                               --------          --------
CURRENT LIABILITIES

     Note payable .......................................................................      $      -          $      -
     Current portion of long-term debt...................................................           200               312
     Accounts payable....................................................................        19,413            16,890
     Accrued payroll and other compensation..............................................         5,613             4,580
     Accrued restructuring expenses......................................................         4,541                 -
     Accrued expenses....................................................................        21,504            15,563
                                                                                               --------          --------
         Total current liabilities.......................................................        51,271            37,345
                                                                                               --------          --------

LONG-TERM DEBT, NET OF CURRENT PORTION...................................................           165               193
                                                                                               --------          --------

OTHER LONG-TERM OBLIGATIONS..............................................................         2,973             2,715
                                                                                               --------          --------

DEFERRED INCOME TAXES....................................................................         9,241             6,250
                                                                                               --------          --------

COMMITMENTS AND CONTINGENCIES............................................................             -                 -

STOCKHOLDERS' EQUITY
     Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized.....................             -                 -
     Common stock, $.10 par, 20,000,000 shares authorized
       12,366,566 shares issued and 8,585,469 outstanding at March 31, 2002..............
       12,366,566 shares issued and 8,830,520 outstanding at March 31, 2001..............         1,237             1,237
     Additional paid-in capital..........................................................        29,725            29,538
     Retained earnings...................................................................       287,515           265,980
     Accumulated other comprehensive income, net of tax..................................          (273)              (66)
     Common stock in treasury, 3,781,097 and 3,536,046 shares, at cost...................       (83,359)          (75,744)
                                                                                               --------          --------
         Total stockholders' equity......................................................       234,845           220,945
                                                                                               --------          --------
                                                                                               $298,495          $267,448
                                                                                               ========          ========








                 See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME


(In thousands, except per share amounts)

                                                            For the Year   For the Three Month
                                                               Ended          Periods Ended           For the Years Ended
                                                              March 31,         March 31,                 December 31,
                                                            ------------   -------------------       ---------------------
                                                                2002        2001         2000          2000         1999
                                                               -----       ------       ------       --------     --------
                                                                                      (Unaudited)
NET SALES...............................................      $424,309     $26,987      $24,589      $421,084     $408,867
                                                              --------     -------      -------      --------     --------

COSTS AND EXPENSES
     Cost of sales......................................       309,409      19,963       17,639       312,586      306,129
     Selling, general and administrative expenses.......        79,411      16,061       16,141        75,135       70,961
     Interest expense, net of interest income of
       $462, $484, $90, $123 and $175...................         1,898          48          396         5,080        4,294
     Rental and other expense (income), net.............           136         109           17          (123)        (959)
                                                               -------     -------      -------      --------     --------
                                                               390,854      36,181       34,193       392,678      380,425
                                                               -------     -------      -------      --------     --------
INCOME (LOSS) BEFORE INCOME TAXES.......................        33,455      (9,194)      (9,604)       28,406       28,442

INCOME TAX PROVISION (BENEFIT)..........................        11,954      (3,114)      (3,457)       10,175       10,381
                                                               -------     -------      -------      --------     --------

NET INCOME (LOSS).......................................       $21,501     $(6,080)     $(6,147)     $ 18,231     $ 18,061
                                                               =======     =======      =======      ========     ========

NET INCOME (LOSS) PER COMMON SHARE
       Basic............................................         $2.44       $(.69)       $(.66)        $2.02        $1.85
                                                                 =====      ======        =====          ====        =====

     Diluted............................................         $2.40       $(.69)       $(.66)        $2.02        $1.84
                                                                 =====      ======        =====         =====        =====

------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)
     Net income (loss).................................        $21,501     $(6,080)     $(6,147)     $ 18,231     $ 18,061
     Change in fair value of interest rate
         swap agreements, net..........................           (196)        (66)           -             -            -
     Foreign currency translation adjustment...........            (11)          -            -             -            -
                                                                 -----     -------
     Comprehensive income (loss).......................        $21,294     $(6,146)     $(6,147)     $ 18,231     $ 18,061
                                                               =======     =======      =======      ========     ========






                 See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                   For the Year   For the Three Month
                                                                       Ended        Periods Ended       For the Years Ended
                                                                     March 31,         March 31,           December 31,
                                                                   ------------   -------------------   -------------------
                                                                       2002         2001       2000       2000       1999
                                                                     --------     --------   --------   --------   --------
                                                                                            (Unaudited)
Cash flows from operating activities:
   Net income (loss)...........................................      $ 21,501     $ (6,080)  $ (6,147)  $ 18,231   $ 18,061
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.............................        11,645        2,655      2,527     10,358      9,484
     Provision for doubtful accounts...........................        10,936          174        133      1,323      1,302
     Deferred tax provision (benefit)..........................         2,297         (413)       (51)     1,699        710
     (Gain) on claims put agreement............................        (5,436)           -          -          -          -
     (Gain) loss on sale or disposal of assets.................            (3)           1         (7)        35        223
     Compensation expense on stock option issuance.............             -            -          -         93          -
     Changes in assets and liabilities, net of effects of
      acquisitions:
       (Increase) decrease in accounts receivable..............        (5,052)     156,740    138,940    (13,377)    17,897
       Decrease (increase) in inventories......................        13,506      (28,140)   (40,947)    10,884     17,616
       (Increase) decrease in other assets.....................       (10,483)      (1,199)      (332)     1,428      8,617
       (Decrease) increase in accounts payable.................        (8,762)       5,836         33     (3,278)      (135)
       Increase (decrease) in accrued taxes....................        (1,371)     (10,516)   (11,751)      (222)      (274)
       Increase (decrease) increase in accrued expenses........       (13,535)     (12,015)   (14,910)    (2,415)     4,820
                                                                     --------     --------   --------   --------   --------
          Total adjustments....................................       (23,554)     113,123     73,635      6,528     60,260
                                                                     --------     --------   --------   --------   --------
          Net cash provided by operating activities............       (45,055)     107,043     67,488     24,759     78,321
                                                                     --------     --------   --------    -------   --------
Cash flows from investing activities:
   Purchases of businesses, net of cash received of $295 in
     2002 and $120 in1999......................................       (52,378)           -          -          -     (7,486)
   Purchase of property, plant and equipment...................       (10,007)      (3,482)    (2,586)   (13,877)   (14,858)
   Proceeds from sale of assets................................         4,251            -         37         56         70
                                                                     --------     --------   --------   --------   --------
          Net cash used for investing activities...............       (58,134)      (3,482)    (2,549)   (13,821)   (22,274)
                                                                     --------     --------   --------   --------   --------
Cash flows from financing activities:
   Payments on long-term obligations...........................        (1,181)        (317)    (1,665)    (2,706)    (2,450)
   Borrowings on long-term obligations.........................           170            -          -         86          -
   Borrowings (repayments) on notes payable....................             -      (62,615)   (62,370)       245    (32,950)
   Purchase of treasury stock..................................        (9,409)           -     (3,819)   (10,861)   (21,505)
   Proceeds from exercise of stock options.....................         1,829            -         64         64      1,936
                                                                     --------     --------   --------   --------   --------
          Net cash used for financing activities...............        (8,591)     (62,932)   (67,790)   (13,172)   (54,969)
                                                                     --------     --------   --------   --------   --------
Effect of exchange rate changes on cash........................           (11)           -          -          -          -
                                                                     --------     --------   --------   --------   --------
Net (decrease) increase in cash and temporary investments......       (21,681)      40,629     (2,851)    (2,234)     1,078
Cash and temporary investments at beginning of year............        41,687        1,058      3,292      3,292      2,214
                                                                     --------     --------   --------   --------   --------
Cash and temporary investments at end of year..................       $20,006      $41,687   $    441   $  1,058   $  3,292
                                                                     ========     ========   ========   ========   ========




                 See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                 Preferred Stock                   Common Stock
                                                           ---------------------------    ------------------------------
                                                                Shares         Amount             Shares          Amount
                                                                ------         ------             ------          ------
BALANCE, JANUARY 1, 1999 .................................          -         $      -          12,366,566        $1,237
     Tax benefit associated with exercise of
         stock options....................................          -                -                   -             -
     Issuance of common stock upon exercise of
         stock options....................................          -                -                   -             -
     Increase in treasury shares..........................          -                -                   -             -
     Net income   ........................................          -                -                   -             -
                                                           ----------       ----------    ----------------     ---------

BALANCE, DECEMBER 31, 1999................................          -                -          12,366,566         1,237
     Issuance of common stock upon exercise of
         stock options....................................          -                -                   -             -
     Increase in treasury shares..........................          -                -                   -             -
     Net income   ........................................          -                -                   -             -
                                                           ----------       ----------    ----------------    ----------

BALANCE, MARCH 31, 2000 (unaudited).......................          -                -          12,366,566         1,237
     Tax benefit associated with exercise of
         stock options....................................          -                -                   -             -
     Compensation expense on stock option issuance........          -                -                   -             -
     Increase in treasury shares..........................          -                -                   -             -
     Net income   ........................................          -                -                   -             -
                                                           ----------       ----------    ----------------    ----------

BALANCE, DECEMBER 31, 2000................................          -                -          12,366,566         1,237
     Change in fair value of interest rate swap
         agreements, net..................................          -                -                   -             -
     Net income   ........................................          -                -                   -             -
                                                           ----------       ----------  ------------------    ----------

BALANCE, MARCH 31, 2001...................................                                    12,366,566          1,237
     Tax benefit associated with exercise of
         stock options....................................          -                -                   -             -
     Issuance of common stock upon exercise of
         stock options....................................          -                -                   -             -
     Increase in treasury shares..........................          -                -                   -             -
     Change in fair value of interest rate swap
         agreements, net..................................          -                -                   -             -
     Foreign currency translation adjustment..............          -                -                   -             -
     Net income   ........................................          -                -                   -             -
                                                           ----------       ----------    ----------------    ----------

BALANCE, MARCH 31, 2002...................................          -       $        -          12,366,566        $1,237
                                                           ==========       ==========    ================    ==========

                                      Accumulated                     Common Stock
   Additional                           Other                         in Treasury
    Paid-in            Retained      Comprehensive           ----------------------------
     Capital           Earnings         Income                 Shares              Amount         Total
   ---------           --------      -------------             ------              ------         -----
    $28,866            $ 238,432     $           -           (2,234,811)         $(48,042)      $220,493

        492                    -                 -                    -                 -            492

          -               (2,611)                -              178,881             4,547          1,936
          -                    -                 -             (942,451)          (21,505)       (21,505)
          -               18,061                 -                    -                 -         18,061
   --------            ---------     -------------           ----------          --------       --------

     29,358              253,882                 -           (2,998,381)          (65,000)       219,477

          -                  (53)                -                5,535               117             64
          -                    -                 -             (193,000)           (3,819)        (3,819)
          -               (6,147)                -                    -                 -         (6,147)
   --------            ---------     -------------           ----------          --------       --------

     29,358              247,682                 -           (3,185,846)          (68,702)       209,575

         87                    -                 -                    -                 -             87
         93                    -                 -                    -                 -             93
          -                    -                 -             (350,200)           (7,042)        (7,042)
          -               24,378                 -                    -                 -         24,378
   --------            ---------     -------------           ----------          --------

     29,538              272,060                 -           (3,536,046)          (75,744)       227,091

          -                    -               (66)                   -                 -            (66)
          -               (6,080)                -                    -                           (6,080)
   --------            ---------     -------------           ----------          --------       --------

     29,538              265,980               (66)          (3,536,046)          (75,744)       220,945

        187                    -                 -                    -                 -            187

          -                   34                 -               81,949             1,794          1,828
          -                    -                 -             (327,000)           (9,409)        (9,409)

          -                    -              (196)                   -                 -           (196)
          -                    -               (11)                   -                 -            (11)
          -               21,501                 -                    -                 -         21,501
   --------            ---------     -------------           ----------          --------       --------
   $ 29,725             $287,515     $        (273)          (3,781,097)         $(83,359)      $234,845
   ========            =========     =============           ==========          ========       ========

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of CSS Industries, Inc. ("Company") and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of stockholders' equity. Gains and losses on foreign currency transactions are not material and are included in rental and other expense in the consolidated statements of operations.

     Nature of Business

       CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in twenty-one North American facilities, with the remainder purchased primarily from Asian manufacturers. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company is comprised of The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in May 1993, and Cleo Inc ("Cleo"), acquired in November 1995. During March 2002, Berwick completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Subsequent to the acquisition, Berwick changed its name to Berwick Offray LLC.

     Change in Fiscal Year

     On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period began January 1, 2001 and ended March 31, 2001. The Company's new fiscal year began April 1, 2001 and ended March 31, 2002. With this change, the Company's new fiscal year will coincide with its natural revenue cycle.

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

     Inventories

     The Company records inventory at the date of taking title which generally occurs upon receipt or prior to shipment of in-transit inventory of overseas product. The Company adjusts unsalable and slow-moving inventory to its net realizable value. Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,147,000 and $1,180,000 at March 31, 2002 and 2001, respectively. Inventories consisted of the following:

                    (in thousands)                            2002                2001
                                                            --------            ---------
                Raw material                                $25,196              $17,795
                Work-in-process                              28,612               30,375
                Finished goods                               44,733               33,970
                                                           --------              -------
                                                            $98,541              $82,140
                                                            =======              =======

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided generally on the straight-line method and are based on estimated useful lives or terms of leases as follows:

           Buildings, leasehold interests and improvements.................        Lease term to 40 years
           Machinery, equipment and other..................................        3 to 12 years

     When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

     Intangible Assets

     Intangible assets, including goodwill, are amortized over terms from five to forty years.

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

     Derivative Financial Instruments

     The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate and currency risk. Derivatives are not used for trading or speculative activities. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 was not material to the consolidated statements of operations or financial position of the Company.

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

    The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. The notional amount of open forward exchange contracts as of March 31, 2002 and 2001 was $26,000 and $1,630,000,
respectively, and the related gains and losses were not material.

    During 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates were $32,838,000, $21,890,000 and $10,946,000 for fiscal years 2002, 2003 and 2004, respectively.
These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.82%, 4.96% and 5.09% for fiscal years 2002, 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense.

     The fair value of interest rate swap agreements is included in other current liabilities and totaled $262,000 and $66,000 as of March 31, 2002 and 2001, respectively.

     Income Taxes

     The Company follows the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

     Revenue Recognition

     The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

     Product Development Costs

     Product development costs consist of purchases of outside artwork, printing plates and cylinders. The Company classifies these costs as prepaid. They are amortized monthly over the selling season and recorded in selling, general and administrative expense.

     Shipping and Handling Fees and Costs

     Shipping and handling fees and costs are reported in cost of sales in the consolidated statements of operations.

     Net Income (Loss) Per Common Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the year ended March 31, 2002, for the three month period ended March 31, 2001 and for the years ended December 31, 2000 and 1999:

(in thousands, except per share amounts)

                                                                                                        For the Years
                                                               For the Year  For the Three Month            Ended
                                                                  Ended          Period Ended            December 31
                                                                 March 31,          March 31,       ---------------------
                                                                   2002               2001           2000          1999
                                                              --------------     --------------     -------       -------
Numerator:
     Net income (loss)..................................           $21,501            $(6,080)      $18,231       $18,061

Denominator:
     Weighted average shares outstanding for
         basic earnings per share.......................             8,827              8,831         9,037         9,747

     Effect of dilutive stock options...................               145                  -             4            48
                                                                   -------            -------

     Adjusted weighted average shares outstanding
         for diluted earnings per share.................             8,972              8,831         9,041         9,795
                                                                     =====              =====         =====         =====

Basic earnings (loss) per share.........................             $2.44              $(.69)        $2.02         $1.85
                                                                     =====              =====         =====         =====

Diluted earnings (loss) per share.......................             $2.40              $(.69)        $2.02         $1.84
                                                                     =====              =====         =====         =====



     Options on 480,000 shares, 633,000 shares and 1,162,000 shares of common stock were not included in computing diluted earnings per share for the year ended March 31, 2002 and for the years ended December 31, 2000 and 1999, respectively, because their effects were antidilutive. Options on 1,589,000 shares were not included in computing diluted earnings per share for the three months ended March 31, 2001because their effects were antidilutive due to the Company's loss during the period.

     Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with original maturity of less than three months to be temporary investments.

                 Supplemental Schedule of Cash Flow Information

           (In thousands)

                                                           For the Year       For the Three Month     For the Years Ended
                                                              Ended              Period Ended             December 31,
                                                             March 31,            March 31,          ----------------------
                                                               2002                 2001              2000          1999
                                                           --------------       ---------             ----        --------
           Cash paid during the year for:
                Interest.............................          $ 2,139             $  917            $5,290        $ 4,533
                                                               =======             ======            ======        =======

                Income taxes.........................          $10,705             $9,053            $9,120        $10,258
                                                               =======             ======            ======        =======

           Details of acquisitions:
                Fair value of assets acquired........          $64,499                  -                 -        $ 9,739
                Liabilities assumed..................           11,826                  -                 -          2,133
                                                               -------             ------            ------        -------
                Cash paid............................           52,673                  -                 -          7,606
                Less cash acquired...................              295                  -                 -            120
                                                               -------             ------            ------        -------
           Net cash paid for acquisitions............          $52,378             $    -            $    -        $ 7,486
                                                               =======             ======            ======        =======


See Note 2 for supplemental disclosure of non-cash investing activities.

(2) BUSINESS ACQUISITIONS AND DIVESTITURES:

     On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Berwick acquired substantially all of the business and assets of Offray for approximately $44,800,000 in cash (paid from cash on hand). The purchase price is subject to a post-closing adjustment depending upon Offray's working capital on the date of the closing. A portion of the purchase price is being held in escrow to cover purchase price adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired.

     In conjunction with the acquisition of Offray, the Company's management approved a restructuring plan. As part of this plan, the Company accrued $4,541,000 on the day of acquisition for severance and costs related to the closure of certain facilities.

     The unaudited consolidated results of operations of the Company and Offray on a pro forma basis as though the transaction had been consummated at the beginning of the respective years were as follows:

                                                            Year Ended                   Year Ended
                                                          March 31, 2002            December 31, 2000
                                                          --------------            -----------------
     Sales                                                     $523,141                  $516,452
     Net income                                                  21,889                    18,527
     Net income per common share
       Basic                                                      $2.48                     $2.05
       Diluted                                                    $2.44                     $2.05

     Pro forma adjustments included in the above reflect the effect of purchase accounting adjustments on interest, depreciation, amortization and tax expense.

     On May 8, 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. In consideration, the Company paid approximately $7,849,000 in cash, including transaction costs. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired. Subsequent to the acquisition, the operations of Tye-Sil were consolidated into existing operations of the Company.

     On August 18, 1999, the Company acquired certain assets and the business of Party Professionals, Inc. Party Professionals designed and marketed highly crafted latex masks, helmets and accessories sold to mass merchandisers, drug chains, party stores and gift shops. In consideration, the Company paid $6,000,000 in cash and assumed and repaid $1,606,000 of outstanding debt. The acquisition was accounted for as a purchase and the excess of cost over fair market value of $6,697,000 was recorded as goodwill in the accompanying balance sheet and until the adoption of SFAS No. 142 on April 1, 2002 was being amortized over twenty years. As of December 31, 1999, the operations of Party Professionals, now known as Don Post Studios, Inc., were consolidated into existing operations of the Company.

(3)      TREASURY STOCK TRANSACTIONS:

     On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized repurchases of an additional 2,000,000 shares on terms acceptable to management. The Company repurchased 327,000 shares for $9,409,000, in the fiscal year ended March 31, 2002, 543,200 shares for $10,861,000 in calendar 2000 and 942,451 shares for $21,505,000 in calendar 1999. There were no stock repurchases for the three month transition period ended March 31, 2001.

(4)  STOCK OPTION PLANS:

     Under the terms of the CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors ("2000 Plan"), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day that the Company's common stock is traded in November from 2001 to 2005. Each option will expire ten years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2002, options to acquire 180,000 shares were available for grant under the 2000 Plan.

     Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2002, options to acquire 5,810 shares were available for grant under the 1994 Plan. On February 5, 2002, 108,500 shares were approved for grant by the Human Resources Committee, but with the concurrence of the grantees thereof, these grants are subject to stockholder approval of the Plan Amendment to increase eligible shares.

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

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced as follows:

                                                                                                        For the Years Ended
                                                              For the Year      For the Three Month         December 31,
                                                                 Ended              Period Ended        -------------------
                                                             March 31, 2002        March 31, 2001       2000           1999
                                                             --------------     --------------------    ----           ----
     (in thousands, except per share values)

     Net income (loss) - as reported.......................      $21,501             $(6,080)          $18,231        $18,061
     Net income (loss) - pro forma.........................       19,009              (6,761)           15,863         15,705

     Basic net income (loss) per share - as reported.......        $2.44               $(.69)            $2.02          $1.85
     Basic net income (loss) per share - pro forma.........        $2.15               $(.77)            $1.76          $1.61

     Diluted net income (loss) per share - as reported.....        $2.40               $(.69)            $2.02          $1.84
     Diluted net income (loss) per share - pro forma.......        $2.12               $(.77)            $1.75          $1.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                                        For the Years Ended
                                                              For the Year      For the Three Month         December 31,
                                                                  Ended            Period Ended         ---------------------
                                                             March 31, 2002        March 31, 2001       2000           1999
                                                             --------------     --------------------    ----           ----
        Expected dividend yield.........................               0%                 0%                0%             0%
        Expected stock price volatility.................              44%                43%               42%            39%
        Risk-free interest rate.........................            5.28%              5.50%             5.66%          5.60%
        Expected life of option.........................        9.9 years          8.5 years         6.7 years      3.6 years

     Transactions from January 1, 1999 through March 31, 2002, under the above plans were as follows:

                                                                                            Weighted        Weighted
                                                              Number      Option Price       Average       Average Life
                                                            of Shares       per Share         Price         Remaining
                                                            ---------     ------------      --------       -------------
Options outstanding at January 1, 1999..............        1,246,575    $16.00 - $33.94      $22.90         2.2 years
     Granted........................................          423,100      21.28 - 28.63       26.97
     Exercised......................................         (315,380)     16.00 - 25.88       18.06
     Canceled.......................................         (346,911)     16.00 - 33.94       27.83
                                                            ---------    ---------------      ------
Options outstanding at December 31, 1999............        1,007,384      16.00 - 33.13       25.26         2.8 years
     Granted........................................          373,900      19.06 - 21.50       21.20
     Exercised......................................          (10,000)     16.00 - 16.00       16.00
     Canceled.......................................         (114,200)     20.13 - 33.00       23.77
                                                            ---------    ---------------      ------
Options outstanding at December 31, 2000............        1,257,084      17.13 - 33.13       24.26         7.1 years
     Granted........................................          348,100      20.38 - 21.50       21.49
     Exercised......................................                -                  -        -
     Canceled.......................................           (2,000)          21.50          21.50
                                                            ---------    ---------------      ------
Options outstanding at March 31, 2001...............        1,603,184      17.13 - 33.13       23.66         7.3 years
     Granted........................................          353,100      24.41 - 31.70       25.58
     Exercised......................................          (81,949)     18.63 - 28.63       22.31
     Canceled.......................................          (60,826)     20.13 - 28.63       23.26
                                                            ---------    ---------------      ------
Options outstanding at March 31, 2002...............        1,813,509    $ 17.13 - 33.13      $24.11         7.2 years
                                                            =========    ===============      ======

Options exercisable at March 31, 2002...............          902,574    $ 17.13 - 33.13      $24.43
                                                            =========    ===============      ======

     The following table summarizes information concerning currently outstanding and exercisable options:

                                          Options Outstanding                            Options Exercisable
           --------------------------------------------------------------------       ------------------------
                                                    Weighted
                                                    Average           Weighted                        Weighted
           Range of                                 Remaining         Average                         Average
           Exercise                 Number          Contractual       Exercise        Number          Exercise
             Prices                Outstanding         Life            Price          Exercisable      Price
           -----------             -----------      -----------      ----------       -----------     --------
        $16.97 - $20.36              87,234            5.0              $18.90           50,734         $18.55
        $20.36 - $23.76             761,625            7.4              $21.40          358,675         $21.27
        $23.76 - $27.15             642,800            7.7              $25.69          257,000         $26.09
        $27.15 - $30.54             287,850            6.4              $28.34          215,165         $28.25
        $30.54 - $33.94              34,000            4.9              $32.51           21,000         $33.03
                                  ---------            ---              ------          -------         ------
                                  1,813,509            7.2              $24.11          902,574         $24.43
                                  =========            ===              ======          =======         ======

(5) PROFIT SHARING PLANS:

     The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of its employees as of March 31, 2002. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the year ended March 31, 2002, the three month period ended March 31, 2001 and the years ended December 31, 2000 and 1999 was $1,997,000, $579,000,
$2,145,000 and $2,230,000, respectively.

(6) FEDERAL INCOME TAXES:

     The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

                                                                                                         For the Years Ended
                                                             For the Year      For the Three Month           December 31,
                                                                  Ended            Period Ended         ---------------------
                                                             March 31, 2002        March 31, 2001       2000           1999
                                                             --------------     --------------------    ----           ----
           (in thousands)
           Current:
                Federal....................................        $8,336          $(2,847)            $ 7,412        $ 8,817
                State......................................            38               28                 130             56
                Foreign....................................         1,283              118                 934            798
                                                                  -------          -------             -------        -------
                                                                    9,657           (2,701)              8,476          9,671
                                                                  -------          -------             -------        -------
           Deferred:
                Federal....................................         2,220             (406)              1,699            723
                State......................................            77               (7)                  -            (13)
                Foreign....................................             -                -                   -              -
                                                                  -------          -------             -------        -------
                                                                    2,297             (413)              1,699            710
                                                                  -------          -------             -------        -------
                                                                  $11,954          $(3,114)            $10,175        $10,381
                                                                  =======          =======             =======        =======

     The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

                                                                                                        For the Years Ended
                                                              For the Year      For the Three Month        December 31,
                                                                  Ended            Period Ended         --------------------
                                                             March 31, 2002        March 31, 2001       2000          1999
                                                             --------------     --------------------    ----          ----
           U.S. federal statutory rate.....................           35.0%          (35.0)%             35.0%        35.0%
           State income taxes, less federal benefit........             .2              .1                 .3           .1
           Non-deductible goodwill.........................             .8              .7                1.0          1.0
           Other...........................................            (.3)             .3                (.5)          .4
                                                                      ----           -----               ----         ----
                                                                      35.7%          (33.9)%             35.8%        36.5%
                                                                      ====           =====               ====         ====

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The following temporary differences gave rise to net deferred income tax (liabilities)/assets as of March 31, 2002 and 2001:

                                                                                        March 31,
           (in thousands)                                                        2002           2001
                                                                                 ----           ----
           Deferred income tax assets:
                Accounts receivable......................................      $    662         $   848
                Inventories..............................................         2,632           2,614
                Accrued expenses.........................................         3,929           2,915
                State net operating loss carryforward....................         6,080           5,895
                Other....................................................           399           1,324
                                                                                -------         -------
                                                                                 13,702          13,596
                Valuation allowance                                              (6,080)         (5,895)
                                                                                -------         -------
                                                                                  7,622           7,701
                                                                                -------         -------

           Deferred income tax liabilities:
                Property, plant and equipment............................         5,181           3,034
                Unremitted earnings of foreign subsidiaries..............         1,013           1,032
                Other....................................................         4,261           4,171
                                                                                -------         -------
                                                                                 10,455           8,237
                                                                                -------         -------
                Net deferred income tax liability........................       $(2,833)        $  (536)
                                                                                =======         =======

     At March 31, 2002 and 2001, the Company had net operating loss carryforwards for state income tax purposes of $86,966,000 and $85,919,000, respectively, that expire in various years through 2017. For financial reporting purposes, valuation allowances have been established to offset these deferred tax assets as it is more likely than not that the net operating loss carryforwards will not be realized prior to expiration.

(7) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

     Long-term debt consisted of the following:

                                                                                          March 31,
                                                                                   ---------------------
     (in thousands)                                                                 2002            2001
                                                                                    ----            ----
     Mortgages, payable monthly through 2001, interest at rates
         ranging from 6% to 10.5%..........................................      $     -           $  56
     Industrial Development Revenue Bonds, payable periodically
         through 2001, interest at rates ranging from 4% to 4.5%...........            -              19
     Other    .............................................................          365             430
                                                                                    ----           -----
                                                                                     365             505
     Less - current portion................................................         (200)           (312)
                                                                                    -----          ------
                                                                                    $165            $193
                                                                                    ====            ====

     The Company entered into a $300,000,000 unsecured revolving credit facility with thirteen banks and financial institutions on July 21, 1997. The facility allowed for borrowings up to $300,000,000 and expired on April 30, 2001. On April 30, 2001, the Company replaced its expiring revolving credit facility with two new financing facilities. The Company entered into a $75,000,000 unsecured revolving credit facility with five banks. This facility allows for borrowings up to $75,000,000, expires on April 30, 2004 and provides that borrowings are limited during a consecutive 30 day period in each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company's option, interest on the facility currently accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus 1%. The revolving credit facility provides for commitment fees of 0.25% per annum on the daily average of the unused commitment. The loan agreement also contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges; the ratio of earnings to interest expense and the ratio of debt to capitalization. The Company is in compliance with all financial debt covenants.

     The Company also entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the "SPS"), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. The agreement permits the sale (and repurchase) of an undivided interest in the accounts receivable pool for an amount of up to $100,000,000 through April 30, 2004, subject to an annual renewal. Interest on amounts financed under this facility is based on a variable commercial paper rate plus 0.375%. The receivables facility provides for commitment fees of 0.225% per annum on the daily average of the unused commitment. This arrangement has been accounted for as a financing transaction.

     The weighted average interest rate under these loan agreements for the year ended March 31, 2002, the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999 was 4.48%, 3.20%, 7.37% and 6.24%, respectively. The average and peak borrowings were $32,670,000 and $101,800,000 for the year ended March 31, 2002 and $59,465,000 and $133,090,000 for the year ended March 31,
2001. Additionally, outstanding letters of credit totaled $4,883,000 and $3,938,000 at March 31, 2002 and 2001, respectively. The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors.

     The Company maintained various notes related to the financing of manufacturing facilities which were paid in full in 2001. The Company also maintained second mortgages on several facilities financed with Industrial Development Revenue Bonds. All such bonds matured in 2001.

     Long-term debt matures as follows:

                                 (in thousands)


               2003...................................................      $200
               2004...................................................       103
               2005...................................................        62
                                                                           -----
                  Total...............................................      $365
                                                                            ====

(8) OPERATING LEASES:

     The future minimum rental payments associated with all noncancelable lease obligations are as follows:

                                 (in thousands)

               2003...................................................   $ 6,011
               2004...................................................     4,641
               2005...................................................     3,293
               2006...................................................     2,342
               2007...................................................       651
               Thereafter.............................................       404
                                                                         -------
                   Total..............................................   $17,342
                                                                         =======

     Rent expense was $6,660,000, $1,700,000, $7,368,000 and $6,971,000 in the
year ended March 31, 2002, in the three month period ended March 31, 2001 and in the years ended December 31, 2000 and 1999, respectively.

(9) CLAIMS PUT AGREEMENT:

      The Company entered into a Claims Put Agreement (the Put Agreement) on January 16, 2002 with an unrelated financial institution giving CSS the ability to put Kmart trade receivables, not to exceed $16,000,000, arising from merchandise delivered during the period September 15, 2001 through the date of a bankruptcy event. CSS paid a premium of $480,000 to enter into this agreement. The Kmart put option was exercisable if Kmart filed for bankruptcy. On January 22, 2002, Kmart filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code. On February 21, 2002, the Company exercised the put option giving CSS the right to collect an amount equal to the pre-petition receivables balance outstanding with Kmart, times the purchase rate, or 70%.

      During the fiscal year, the Company adopted a policy for classifying gains on these types of credit risk arrangements in selling, general and administrative expenses (SG&A). For the year ended March 31, 2002, the Company recognized a pre-tax gain of approximately $5,436,000 for the change in the Put Agreement's value, less the premium paid. This amount was offset by bad debt expense of approximately $10,352,000 and was recorded in SG&A in the consolidated statement of operations.

     As of March 31, 2002, the fair market value of Kmart receivables not yet assigned to the financial institution and the value of the Kmart put right were approximately $4,436,000 and $5,916,000, respectively, and were classified as other current assets in the consolidated balance sheet.

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

     The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

     o Cash and temporary investments, accounts receivable and accounts payable - The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2002 and 2001.

     o Short-term borrowings - Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

     o Other long-term obligations - The carrying amounts of these items are a reasonable estimate of their fair value.

     o Foreign currency contracts - The fair value is based on quotes obtained from financial institutions. As of March 31, 2002 and 2001, the fair value of foreign currency contracts was immaterial.

     o Interest rate swap agreements - The fair value is based on quotes obtained from financial institutions. The fair value of interest rate swap agreements at March 31, 2002 and 2001 was $262,000 and $66,000, respectively.

(11) COMMITMENTS AND CONTINGENCIES:

     The Company is subject to various lawsuits and claims arising out of the normal course of business. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

     In February 1999, CSS was awarded and received approximately $11,200,000, including interest, in settlement of a dispute primarily related to the valuation of inventory acquired in the 1995 acquisition of Cleo Inc. The award had no impact on 1999 results of operations.

 (12) SEGMENT DISCLOSURE:

     The Company operates in a single segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers. CSS conducts substantially all of its business in the United States.

     The Company's detail of revenues from its various products is as follows:

             (in thousands)

                                                             For the Three           For the Years Ended
                                         For the Year         Month Period             December 31,
                                            Ended                Ended             -----------------------
                                        March 31, 2002       March 31, 2001         2000             1999
                                        --------------       --------------         ----             ----
              Christmas                   $288,325                $ 3,157            $280,587         $266,766
              Everyday                      50,294                  8,785              51,223           51,598
              Halloween/Easter              58,864                 12,319              63,137           61,974
              Other                         26,826                  2,726              26,137           28,529
                                          --------                -------            --------         --------
                 Total                    $424,309                $26,987            $421,084         $408,867
                                          ========                =======            ========         ========

     One customer accounted for sales of $87,975,000, or 20.7% of total sales and one customer accounted for sales of $45,030,000, or 10.6% of total sales in the year ended March 31, 2002. One customer accounted for sales of $4,021,000, or 15% of total sales in the three month period ended March 31, 2001, $92,141,000, or 21.9% of total sales in the year ended December 31, 2000 and $85,591,000 or 20.9% in the year ended December 31, 1999.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share amounts)

                2002                                                           Quarters
                ----                                         --------------------------------------------
                                                              First      Second       Third       Fourth
                                                             -------    ---------   ----------   --------
Net sales ................................................   $28,817    $ 134,383   $  235,944   $ 25,165
                                                             -------    ---------   ----------   --------

Gross profit .............................................     8,153       35,661       65,745      5,341
                                                             -------    ---------   ----------   --------

Net (loss) income ........................................   $(4,324)   $   8,606   $   23,059   $ (5,840)
                                                             =======    =========   ==========   ========

Net (loss) income per common share:
    Basic- ...............................................   $  (.49)   $     .97   $     2.60   $   (.67)
                                                             =======    =========   ==========   ========

     Diluted- ............................................   $  (.49)   $     .96   $     2.54   $   (.67)
                                                             =======    =========   ==========   ========

                2001                                                           Quarters
                ----                                         --------------------------------------------
                                                              First      Second       Third       Fourth
                                                             -------    ---------   ----------   --------
Net sales ................................................   $38,194    $ 148,261   $  208,914   $ 26,987
                                                             -------    ---------   ----------   --------

Gross profit .............................................     9,837       34,710       57,001      7,024
                                                             -------    ---------   ----------   --------

Net (loss) income ........................................   $(4,057)   $   7,296   $   21,139   $ (6,080)
                                                             =======    =========   ==========   ========

Net (loss) income per common share:
    Basic- ...............................................   $  (.45)   $     .81   $     2.39   $   (.69)
                                                             =======    =========   ==========   ========

     Diluted- ............................................   $  (.45)   $     .81   $     2.39   $   (.69)
                                                             =======    =========   ==========   ========

       The seasonal nature of CSS' business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company's new fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

(14) ACCOUNTING PRONOUNCEMENTS:

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, as required. The adoption of SFAS No. 133 was not material to the consolidated statements of operations or financial position of the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized. SFAS No. 142 provides specific guidance for testing goodwill for impairment. The Statement also requires new disclosure of information about goodwill and other intangible assets subsequent to their acquisition. The Company will adopt the provisions of SFAS No. 142 effective with the beginning of its next fiscal year, April 1, 2002, and will discontinue the amortization of goodwill at that time. As of March 31, 2002, goodwill totaled $39,715,000 and negative goodwill totaled $2,393,000. For the year ended March 31, 2002, net amortization expense was $1,213,000. Based on a preliminary review of the new standard, management believes the Company will record a goodwill impairment charge upon adoption of approximately $8,000,000, net of taxes, which includes the reversal of negative goodwill. This non-cash charge will be recorded as the cumulative effect of an accounting change. However, the Company has not completed its evaluation to determine the exact amount of such a charge. Also, the Company believes this charge will not affect the financial covenant calculations under the Company's credit agreement.

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

Part III

Item 10.     Directors and Executive Officers of the Registrant

       See "ELECTION OF DIRECTORS" and "OUR EXECUTIVE OFFICERS" in the Proxy Statement for the 2002 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11.     Executive Compensation

       See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 2002 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

       See "CSS SECURITY OWNERSHIP" in the Proxy Statement for the 2002 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

       See "CERTAIN TRANSACTIONS" in the Proxy Statement for the 2002 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below:

     1.  Financial Statements
         --------------------

         Report of Independent Public Accountants

         Consolidated Balance Sheets - March 31, 2002 and 2001

         Consolidated Statements of Operations - for the year ended March 31, 2002, for the three month periods ended March 31, 2001 and 2000 and for the years ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows - for the year ended March 31, 2002, for the three month periods ended March 31, 2001 and 2000 and for the years ended December 31, 2000 and 1999

         Consolidated Statements of Stockholders' Equity - for the year ended March 31, 2002, for the three month periods ended March 31, 2001 and 2000 and for the years ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules
         -----------------------------

         Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K filed during the last quarter of fiscal 2002
         ----------------------------------------------------------------

         The Company filed a report on Form 8-K dated March 15, 2002 with respect to the acquisition of C. M. Offray & Son, Inc.

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

         3.1 Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

         3.2 Amendment to Restated Certificate of Incorporation filed May 8, 1992. (2) (Exhibit 3.2)

         3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

         3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

         3.5 By-laws of the Company, as amended to date (as last amended February 21, 2001). (11) (Exhibit 3.6)

     Material Contracts
     ------------------

         10.1 CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors. (7) (Exhibit 10.2)

         10.2 Loan Agreement among CSS Industries, Inc., the Lending Institutions listed therein, CoreStates Bank, N.A. as the Administrative Agent, and Merrill Lynch & Co. as the Syndication Agent, dated as of July 21, 1997. (8) (Exhibit 10.4)

         10.3 Settlement Agreement dated January 1, 2000 between Berwick Industries LLC and Henry T. Doherty (10) (Exhibit 10.6)

         10.4 Asset Purchase Agreement, dated February 8, 2002, among Berwick Industries, LLC, Daylight Acquisition Corp., Lion Ribbon Company, Inc., C. M. Offray & Son, Inc., CVO Corporation (Delaware), C.M. Offray & Son (Hong Kong) Limited, Claude V. Offray, Jr., Claude V. Offray III, and Denise A. Offray. (12) (Exhibit 2.1)

         10.5 Amendment No. 1 to Asset Purchase Agreement dated March 15, 2002.
              (12) (Exhibit 2.2)

        *10.6 Interest Rate Swap Master Agreement dated as of March 19, 2001 between First Union National Bank and CSS Industries, Inc.

        *10.7 Interest Rate Swap Master Agreement dated as of April 2, 2001 between PNC Bank, National Association and CSS Industries, Inc.

        *10.8 Loan Agreement among CSS Industries, Inc., the Lending
              Institutions listed therein, PNC Bank, National Association as the Administrative Agent, PNC Capital Markets, Inc. as Lead Arranger and Fleet National Bank and First Union National Bank as Co-Documentation Agents, dated as of April 30, 2001.

        *10.9 Receivables Purchase Agreement among CSS Funding LLC, CSS
              Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001.

        *10.10 Purchase and Sale Agreement between Various Entities Listed on
               Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 200l.

        *10.11 Waiver and Amendment to Loan Agreement dated March 11, 2002.

        *10.12 First Amendment to Receivables Purchase Agreement dated as of
               August 24, 2001.

        *10.13 First Amendment to Purchase and Sale Agreement dated as of August
               24, 2001.

        *10.14 CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee
               Directors.

        Management Contracts, Compensatory Plans or Arrangements
        --------------------------------------------------------

        *10.15 CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended January 23, 1996). (8) (Exhibit 10.10)

         10.16 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

         10.17 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (4) (Exhibit 10.14)

         10.18 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993 (as amended January 1, 2000). (10) (Exhibit 10.11)

         10.19 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

         10.20 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4) (Exhibit 10.26)

         10.21 Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

         10.22 Cleo Inc Management Incentive Plan, dated March 7, 1996. (6) (Exhibit 10.23)

         10.23 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (7) (Exhibit 10.26)

         10.24 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (7) (Exhibit 10.27)

         10.25 Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996. (9) (Exhibit 10.18)

         10.26 Employment Agreement dated as of June 1, 1999 between CSS Industries, Inc. and David J. M. Erskine. (10) (Exhibit 10.20)

         10.27 Employment Offer Letter dated as of June 3, 1999 between The Paper Magic Group, Inc. and Steven A. Cohen. (10) (Exhibit 10.21)

         Other
         -----

         21.    List of Significant Subsidiaries of the Registrant. (11)
                (Exhibit 21)

        *99.    Arthur Andersen LLP Representations.


                          Footnotes to List of Exhibits
                          -----------------------------

-----------------
*Filed with this Annual Report on Form 10-K.

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

(11) Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to Form 8-K (No. 1-2661) dated March 15, 2002 and incorporated herein by reference.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

               Column A                          Column B       Column C         Column D        Column E
               --------                          --------       --------         --------        --------
                                                                         Additions
                                                                -------------------------
                                                 Balance        Charged
                                                    at          to Costs         Charged                             Balance
                                                 Beginning        and            to Other                           at End of
                                                 of Period      Expenses         Accounts        Deductions           Period
                                                 ---------      --------         --------        ----------          --------
Year ended March 31, 2002
    Doubtful accounts receivable-customers.......   $  923       $10,936 (c)      $  667 (b)      $  10,977 (c)      $ 1,549
    Accrued restructuring expenses...............        0          -              4,541 (b)          -                4,541

Three months ended March 31, 2001
    Doubtful accounts receivable-customers.......   $1,512       $   174          $   -           $    763           $  923

Year ended December 31, 2000
    Doubtful accounts receivable-customers.......   $1,647       $ 1,323          $   -           $  1,458           $1,512

Year ended December 31, 1999
    Doubtful accounts receivable-customers.......   $1,772       $ 1,302          $   67 (a)      $  1,494           $1,647










Notes: (a)  Balance at acquisition of Don Post Studios.
       (b)  Balance at acquisition of Offray.
       (c) Includes gross Kmart bad debt write-off before gain on Put Agreement of $5,436.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this
Annual Report to be signed on behalf of the undersigned hereunto duly authorized.
                                                        CSS INDUSTRIES, INC.
                                       ---------------------------------------------------------------------------------------------
                                                             Registrant

Dated:  May 21, 2002                   By /s/ David J. M. Erskine
                                          ------------------------------------------------------------------------------------------
                                          David J. M. Erskine, President and Chief Executive Officer
                                          (principal executive officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Dated:  May 21, 2002                      /s/ David J. M. Erskine
                                          ------------------------------------------------------------------------------------------
                                          David J. M. Erskine, President and Chief Executive Officer
                                          (principal executive officer and a director)

Dated:  May 21, 2002                      /s/ Clifford E. Pietrafitta
                                          ------------------------------------------------------------------------------------------
                                          Clifford E. Pietrafitta, Vice President - Finance and Chief Financial Officer
                                          (principal financial and accounting officer)

Dated:  May 21, 2002                      /s/ Jack Farber
                                          ------------------------------------------------------------------------------------------
                                          Jack Farber, Director


Dated:  May 21, 2002                      /s/ James H. Bromley
                                          ------------------------------------------------------------------------------------------
                                          James H. Bromley, Director

Dated:  May 21, 2002                      /s/ Stephen V. Dubin
                                          ------------------------------------------------------------------------------------------
                                          Stephen V. Dubin, Director

Dated:  May 21, 2002                      /s/ Richard G. Gilmore
                                          ------------------------------------------------------------------------------------------
                                          Richard G. Gilmore, Director

Dated:  May 21, 2002                      /s/ Leonard E. Grossman
                                          ------------------------------------------------------------------------------------------
                                           Leonard E. Grossman, Director

Dated:  May 21, 2002                      /s/ James E. Ksansnak
                                          ------------------------------------------------------------------------------------------
                                          James E. Ksansnak, Director

Dated:  May 21, 2002                      /s/ Michael L. Sanyour
                                          ------------------------------------------------------------------------------------------
                                          Michael L. Sanyour, Director

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the undersigned hereunto duly authorized.

                                                        CSS INDUSTRIES, INC.
                                          ------------------------------------------------------------------------------------------
                                                             Registrant

Dated: May 21, 2002                       By _______________________________________________________________________________________
                                           David J. M. Erskine, President and Chief Executive Officer
                                           (principal executive officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.
Dated: May 21, 2002                       __________________________________________________________________________________________
                                          David J. M. Erskine, President and Chief Executive Officer
                                          (principal executive officer and a director)

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          Clifford E. Pietrafitta, Vice President - Finance and Chief Financial Officer
                                          (principal financial and accounting officer)

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          Jack Farber, Director


Dated: May 21, 2002                       __________________________________________________________________________________________
                                          James H. Bromley, Director

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          Stephen V. Dubin, Director

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          Richard G. Gilmore, Director

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          Leonard E. Grossman, Director

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          James E. Ksansnak, Director

Dated: May 21, 2002                       __________________________________________________________________________________________
                                          Michael L. Sanyour, Director






                                                               - 43 -



