Form 10-K/A
period 2002-03-31
CSS INDUSTRIES INC
filed 2002-05-31
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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


















                             (Page 2 of Cover Page)

The Company amends its Form 10-K filed on May 24, 2002, for the fiscal year ended March 31, 2002, to correct the presentation of four numbers in the Edgarized version of the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows was inadvertently changed by our third party service provider and presented four numbers as negative which should have been positive.


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

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                   For the Year   For the Three Month
                                                                       Ended        Periods Ended       For the Years Ended
                                                                     March 31,         March 31,           December 31,
                                                                   ------------   -------------------   -------------------
                                                                       2002         2001       2000       2000       1999
                                                                     --------     --------   --------   --------   --------
                                                                                            (Unaudited)
Cash flows from operating activities:
   Net income (loss)...........................................      $ 21,501     $ (6,080)  $ (6,147)  $ 18,231   $ 18,061
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.............................        11,645        2,655      2,527     10,358      9,484
     Provision for doubtful accounts...........................        10,936          174        133      1,323      1,302
     Deferred tax provision (benefit)..........................         2,297         (413)       (51)     1,699        710
     (Gain) on claims put agreement............................        (5,436)           -          -          -          -
     (Gain) loss on sale or disposal of assets.................            (3)           1         (7)        35        223
     Compensation expense on stock option issuance.............             -            -          -         93          -
     Changes in assets and liabilities, net of effects of
      acquisitions:
       (Increase) decrease in accounts receivable..............        (5,052)     156,740    138,940    (13,377)    17,897
       Decrease (increase) in inventories......................        13,506      (28,140)   (40,947)    10,884     17,616
       (Increase) decrease in other assets.....................       (10,483)      (1,199)      (332)     1,428      8,617
       (Decrease) increase in accounts payable.................        (8,762)       5,836         33     (3,278)      (135)
       Increase (decrease) in accrued taxes....................         1,371     (10,516)   (11,751)      (222)      (274)
       Increase (decrease) in accrued expenses.................        13,535     (12,015)   (14,910)    (2,415)     4,820
                                                                     --------     --------   --------   --------   --------
          Total adjustments....................................        23,554     113,123     73,635      6,528     60,260
                                                                     --------     --------   --------   --------   --------
          Net cash provided by operating activities............        45,055     107,043     67,488     24,759     78,321
                                                                     --------     --------   --------    -------   --------
Cash flows from investing activities:
   Purchases of businesses, net of cash received of $295 in
     2002 and $120 in1999......................................       (52,378)           -          -          -     (7,486)
   Purchase of property, plant and equipment...................       (10,007)      (3,482)    (2,586)   (13,877)   (14,858)
   Proceeds from sale of assets................................         4,251            -         37         56         70
                                                                     --------     --------   --------   --------   --------
          Net cash used for investing activities...............       (58,134)      (3,482)    (2,549)   (13,821)   (22,274)
                                                                     --------     --------   --------   --------   --------
Cash flows from financing activities:
   Payments on long-term obligations...........................        (1,181)        (317)    (1,665)    (2,706)    (2,450)
   Borrowings on long-term obligations.........................           170            -          -         86          -
   Borrowings (repayments) on notes payable....................             -      (62,615)   (62,370)       245    (32,950)
   Purchase of treasury stock..................................        (9,409)           -     (3,819)   (10,861)   (21,505)
   Proceeds from exercise of stock options.....................         1,829            -         64         64      1,936
                                                                     --------     --------   --------   --------   --------
          Net cash used for financing activities...............        (8,591)     (62,932)   (67,790)   (13,172)   (54,969)
                                                                     --------     --------   --------   --------   --------
Effect of exchange rate changes on cash........................           (11)           -          -          -          -
                                                                     --------     --------   --------   --------   --------
Net (decrease) increase in cash and temporary investments......       (21,681)      40,629     (2,851)    (2,234)     1,078
Cash and temporary investments at beginning of year............        41,687        1,058      3,292      3,292      2,214
                                                                     --------     --------   --------   --------   --------
Cash and temporary investments at end of year..................       $20,006      $41,687   $    441   $  1,058   $  3,292
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

Dated:  May   , 2002                   By /s/ David J. M. Erskine
                                          ------------------------------------------------------------------------------------------
                                          David J. M. Erskine, President and Chief Executive Officer
                                          (principal executive officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Dated:  May   , 2002                      /s/ David J. M. Erskine
                                          ------------------------------------------------------------------------------------------
                                          David J. M. Erskine, President and Chief Executive Officer
                                          (principal executive officer and a director)

Dated:  May   , 2002                      /s/ Clifford E. Pietrafitta
                                          ------------------------------------------------------------------------------------------
                                          Clifford E. Pietrafitta, Vice President - Finance and Chief Financial Officer
                                          (principal financial and accounting officer)

Dated:  May   , 2002                      /s/ Jack Farber
                                          ------------------------------------------------------------------------------------------
                                          Jack Farber, Director


Dated:  May   , 2002                      /s/ James H. Bromley
                                          ------------------------------------------------------------------------------------------
                                          James H. Bromley, Director

Dated:  May   , 2002                      /s/ Stephen V. Dubin
                                          ------------------------------------------------------------------------------------------
                                          Stephen V. Dubin, Director

Dated:  May   , 2002                      /s/ Richard G. Gilmore
                                          ------------------------------------------------------------------------------------------
                                          Richard G. Gilmore, Director

Dated:  May   , 2002                      /s/ Leonard E. Grossman
                                          ------------------------------------------------------------------------------------------
                                           Leonard E. Grossman, Director

Dated:  May   , 2002                      /s/ James E. Ksansnak
                                          ------------------------------------------------------------------------------------------
                                          James E. Ksansnak, Director

Dated:  May   , 2002                      /s/ Michael L. Sanyour
                                          ------------------------------------------------------------------------------------------
                                          Michael L. Sanyour, Director