Form 10-Q
period 2002-06-30
CSS INDUSTRIES INC
filed 2002-08-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                   FORM 10-Q
                                   ---------



For the Quarter Ended                            Commission file number 1-2661
 June 30, 2002
----------------




                              CSS INDUSTRIES, INC.
             (Exact name of registrant as specified in its Charter)


           Delaware                                         13-1920657
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification number)




1845 Walnut Street, Philadelphia, PA                          19103
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)



                                 (215) 569-9900
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes |x|                             No |_|


As of June 30, 2002, there were 7,568,975 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION
------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002 and March 31, 2002, the results of operations and cash flows for the three months ended June 30, 2002 and 2001. The results for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K/A and with Part II of this document.

                                                                        PAGE NO.
                                                                        --------

Consolidated Statements of Operations - Three months ended
June 30, 2002 and 2001                                                         3

Consolidated Condensed Balance Sheets - June 30, 2002 and
March 31, 2002                                                                 4

Consolidated Statements of Cash Flows - Three months ended
June 30, 2002 and 2001                                                         5

Notes to Consolidated Financial Statements                                  6-11

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  12-14

Quantitive and Qualitative Disclosures About Market Risk                      14


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                      15

SIGNATURE
---------                                                                     16

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

(In thousands, except
per share amounts)


                                                              Three Months Ended
                                                                   June 30,
                                                              ------------------
                                                                2002       2001
                                                              --------   -------
SALES                                                         $50,557    $28,817
                                                              --------   -------
COSTS AND EXPENSES
 Cost of sales                                                  36,205    20,664
 Selling, general and administrative expenses                   20,998    14,973
 Interest expense (income), net                                    275       (12)
 Rental and other income, net                                     (141)      (52)
                                                              --------   -------
                                                                57,337    35,573
                                                              --------   -------
LOSS BEFORE INCOME TAXES                                        (6,780)   (6,756)
INCOME TAX BENEFIT                                              (2,440)   (2,432)
                                                              --------   -------
LOSS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                            (4,340)   (4,324)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF TAX)                            (8,813)       --
                                                              --------   -------
NET LOSS                                                      $(13,153)  $(4,324)
                                                              ========   =======
BASIC AND DILUTED LOSS PER COMMON SHARE
 Before cumulative effect of accounting change                $   (.52)  $  (.49)
 Cumulative effect of accounting change                          (1.06)       --
                                                              --------   -------
 Basic and diluted loss per common share                      $  (1.58)  $  (.49)
                                                              ========   =======
WEIGHTED AVERAGE BASIC AND DILUTED
   SHARES OUTSTANDING                                            8,348     8,847
                                                              ========   =======
CASH DIVIDENDS PER SHARE OF COMMON STOCK                      $     --   $    --
                                                              ========   =======
--------------------------------------------------------------------------------
COMPREHENSIVE LOSS
 Net loss                                                     $(13,153)  $(4,324)
 Change in fair value of interest rate swap agreements,
  net                                                             (243)     (118)
 Foreign currency translation adjustment                            42        --
                                                              --------   -------
 Comprehensive loss                                           $(13,354)  $(4,442)
                                                              ========   =======

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

(In thousands)


                                                          June 30,     March 31,
                                                            2002          2002
                                                         -----------   ---------
                                                         (Unaudited)
ASSETS
-------
CURRENT ASSETS
 Cash and temporary investments                           $  1,769      $ 20,006
 Accounts receivable, net                                   28,403        30,021
 Inventories                                               151,675        98,541
 Income tax receivable                                       2,715         2,222
 Deferred income taxes                                       6,408         6,408
 Other current assets                                       10,256        19,471
                                                          --------      --------
   Total current assets                                    201,226       176,669
                                                          --------      --------
PROPERTY, PLANT AND EQUIPMENT, NET                          78,172        80,426
                                                          --------      --------
OTHER ASSETS
 Intangible assets, net                                     25,983        37,656
 Other                                                       3,965         3,744
                                                          --------      --------
   Total other assets                                       29,948        41,400
                                                          --------      --------
   Total assets                                           $309,346      $298,495
                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Notes payable                                            $ 50,520      $     --
 Other current liabilities                                  63,902        51,271
                                                          --------      --------
   Total current liabilities                               114,422        51,271
                                                          --------      --------
LONG-TERM OBLIGATIONS                                        2,358         3,138
                                                          --------      --------
DEFERRED INCOME TAXES                                        5,660         9,241
                                                          --------      --------
SHAREHOLDERS' EQUITY                                       186,906       234,845
                                                          --------      --------
   Total liabilities and shareholders' equity             $309,346      $298,495
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



                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Cash flows from operating activities:
 Net loss                                                    $(13,153)  $ (4,324)
                                                             --------   --------
 Adjustments to reconcile net loss to net cash used for
   operating activities:
   Cumulative effect of accounting change, net of tax           8,813         --
   Depreciation and amortization                                3,243      2,751
   Loss on disposal of assets, net                                 --          5
   Provision for doubtful accounts                                311        110
   Changes in assets and liabilities, net of effects from
    purchase of a business:
    Decrease (increase) in accounts receivable                  1,307        (80)
    (Increase) in inventory                                   (53,134)   (47,369)
    Decrease (increase) in other assets                         8,917        (18)
    Increase in other current liabilities                      12,678     10,153
    (Decrease) in accrued taxes                                  (493)    (2,481)
                                                             --------   --------
     Total adjustments                                        (18,358)   (36,929)
                                                             ========   ========
     Net cash (used for) operating activities                 (31,511)   (41,253)
                                                             --------   --------
Cash flows from investing activities:
 Purchase of property, plant and equipment                     (2,437)    (4,046)
 Purchase of a business                                            --     (7,849)
 Proceeds on assets held for sale                                  --      4,716
                                                             --------   --------
     Net cash (used for) investing activities                  (2,437)    (7,179)
                                                             --------   --------
Cash flows from financing activities:
 Payments on long-term obligations                               (267)    (2,079)
 Borrowing on long-term obligation                                 --         --
 Net borrowings on notes payable                               50,520      9,020
 Purchase of treasury stock                                   (36,500)        --
 Proceeds from exercise of stock options                        1,916        413
                                                             --------   --------
     Net cash provided by financing activities                 15,669      7,354
                                                             --------   --------
Effect of exchange rate changes on cash                            42         --
                                                             --------   --------
Net (decrease) in cash and temporary investments              (18,237)   (41,078)
Cash and temporary investments at beginning of period          20,006     41,687
                                                             --------   --------
Cash and temporary investments at end of period              $  1,769   $    609
                                                             ========   ========

                See notes to consolidated financial statements.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 June 30, 2002
                                 -------------
                                  (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Principles of Consolidation -
     ----------------------------

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of stockholders' equity. Gains and losses on foreign currency transactions are not material and are included in rental and other income, net in the consolidated statements of operations.

     Nature of Business -
     ------------------

     CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. Due to the seasonality of the Company's business, the majority of sales occur in the second and third quarters of the Company's fiscal year and a material portion of the Company's trade receivables are due in December and January of each year.

     Inventories -
     -----------

     Inventories are generally stated at the lower of first-in, first-out
     (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                                            June 30,   March 31,
                                                              2002        2002
                                                            --------   ---------
   Raw material                                             $ 31,340    $25,196
   Work-in-process                                            31,114     28,612
   Finished goods                                             89,221     44,733
                                                            --------    -------
                                                            $151,675    $98,541
                                                            ========    =======

     Revenue Recognition -
     --------------------

     The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

     Net Loss Per Common Share -
     -------------------------

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the quarter - 8,348,229 in 2002 and 8,846,778 in 2001.

     As of June 30, 2002 and 2001, the basic and diluted earnings per share computations are equal as the Company had a net loss for the three months ended June 30, 2002 and 2001. Common stock equivalents are not used in the computation of diluted earnings per share as they would have an anti-dilutive effect in the periods presented.

     Statements of Cash Flows -
     ------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments and with original maturity of less than three months to be temporary investments.

     Reclassifications -
     -----------------

     Certain prior period amounts have been reclassified to conform with current year classifications.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:
     ---------------------------------

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2002, there were no open foreign currency forward contracts.

     The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average notional amounts of interest rate swap contracts subject to fixed rates that will be outstanding during fiscal years 2003 and 2004 are $21,890,000 and $10,946,000, respectively, as of June 30, 2002. These agreements involve the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.96% and 5.09% for fiscal years 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense.

     The Company designates all of its interest rate swap agreements as cash flow hedges and recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the first quarter of fiscal 2003, unrealized after tax net losses of $243,000 were recorded in other comprehensive loss.

     The fair value of interest rate swap agreements is included in other current liabilities and totaled $505,000 as of June 30, 2002.

(3)  TREASURY STOCK TRANSACTIONS:
     ----------------------------

     On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company's Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was approximately $36,500,000.

     On February 19, 1998, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized additional repurchases totaling 3,100,000 shares on terms acceptable to management. As of June 30, 2002, the Company had repurchased 3,899,000 shares for $107,046,000 under this program, including the purchase of 1,100,000 shares for approximately $36,500,000 in the first quarter of 2003.

(4)  AMENDMENT TO REVOLVING CREDIT FACILITY:
     --------------------------------------

     Effective June 21, 2002, the Company amended its unsecured revolving credit facility increasing the facility from $75,000,000 to $100,000,000. In connection with the increase and in order to enable the Company to effectuate the repurchase of common stock from certain of its shareholders, the minimum consolidated net worth financial covenant was also amended to adjust for the aggregate amount paid by the Company for the stock repurchase. The Company is in compliance with all financial debt covenants.

(5)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     --------------------------------------

     C.M. Offray & Son, Inc.

     On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. In consideration, the Company paid approximately $44,865,000 in cash. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired.

     In conjunction with the acquisition of Offray, the Company's management approved a restructuring plan. As part of this plan, the Company accrued $4,541,000 on the day of acquisition for severance and costs related to the closure of certain facilities. Payments of approximately $667,000, mainly for severance costs, were made in the first quarter of 2003. In addition, there were noncash reductions in the restructuring accrual during the first quarter of 2003 of approximately $1,935,000. Such reductions are for costs related to the closure of certain facilities that are projected to be less than originally estimated as well as severance and certain other costs that will be expensed as incurred. There is a corresponding reduction in property, plant and equipment for this amount. As of June 30, 2002, the remaining liability of approximately $1,939,000 was classified as a current liability in the accompanying consolidated balance sheet.

     Selected information relating to the restructuring costs follows (in thousands):


                                                                                                          Contractual
                                                                                                        Obligations and
                                                                                         Severance    Facility Exit Costs    Total
                                                                                         ---------    -------------------    -----
   Initial accrual as of March 31, 2002                                                    $2,465           $ 2,076         $ 4,541
   Cash paid - 2003                                                                          (581)              (86)           (667)
   Noncash reductions - 2003                                                                 (635)           (1,300)         (1,935)
                                                                                           ------           -------         -------
   Restructuring reserve as of June 30, 2002                                               $1,249           $   690         $ 1,939
                                                                                           ======           =======         =======


     Tye-Sil Corporation Ltd.

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

(6)  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
     ------------------------------------------

     Adoption of SFAS No. 142

     Effective July 1, 2001 and April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. The guidance in SFAS No. 141 supercedes APB Opinion No. 16. "Business Combinations." Upon adoption of SFAS No. 142, amortization of existing goodwill ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and many require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

     The Company had approximately $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded in its consolidated balance sheet at the beginning of fiscal year 2003. The $2,393,000 in negative goodwill within the Cleo Inc reporting unit was required to be reversed upon adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of 2003, and determined that $14,049,000 of goodwill recorded within the Company's Paper Magic Group, Inc.- Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

     The fair value of the reporting unit was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of the Statement, a $8,813,000 charge, net of tax, was recognized in the first quarter of 2003 to record this impairment as well as the removal of negative goodwill and was classified as a cumulative effect of a change in accounting principle.

     The elimination of goodwill amortization would have decreased the net loss by $318,000 for the three months ended June 30, 2001, or $.04 per basic and diluted share for the three month period.

     The changes in the carrying amount of goodwill for the quarter ended June 30, 2002 are as follows (in thousands):

            Balance as of March 31, 2002                               $37,322
            Cumulative effect of adopting SFAS No. 142:
             Impairment loss recognized                                (14,049)
             Elimination of negative goodwill                            2,393
                                                                       -------
            Balance as of June 30, 2002                                $25,666
                                                                       =======


     In addition to goodwill, the Company has $317,000 of other intangible assets, net of amortization, relating to trademarks and customer lists that are being amortized over periods of three to five years.

     Adoption of SFAS No. 144

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement retains existing requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 a) removes goodwill from its scope, b) allows for probability-weighted cash flow estimation techniques when measuring for impairment, c) requires that, for any assets to be abandoned, the depreciable life be adjusted and the cumulative impact of such change treated as an accounting change and d) an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying value of the asset exceeds its fair value. SFAS No. 144 was adopted by the Company at the beginning of fiscal year 2003 with no impact to the Company's financial position or results of operations.

(7)  EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED
     --------------------------------------------------

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after April 1, 2003. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


CRITICAL ACCOUNTING POLICIES
----------------------------

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K/A. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation of inventory and accounts receivable reserves; income tax valuation; and estimated costs to be incurred for settlement of litigation.

RESULTS OF OPERATIONS
---------------------

Seasonality
-----------

   The seasonal nature of CSS' business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company's fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Stock Repurchase
----------------

   On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company's Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was approximately $36,500,000.

   On February 19, 1998, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's Common Stock.
Subsequently, the Board of Directors authorized additional repurchases totaling 3,100,000 shares on terms acceptable to management. As of June 30, 2002, the Company had repurchased 3,899,000 shares for $107,046,000 under this program, including the purchase of 1,100,000 shares for approximately $36,500,000 in the first quarter of 2003.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001
-------------------------------------------------------------------

   Sales for the quarter ended June 30, 2002 increased 75% to $50,557,000 from $28,817,000. The increase in sales was due to the inclusion of C.M. Offray & Son, Inc. ("Offray") acquired on March 15, 2002. Excluding Offray, sales decreased $1,284,000, or 4.5%, due to Halloween and Christmas shipments shifting from the first quarter to the second quarter of fiscal 2003.

   Cost of sales, as a percentage of sales, was 72% for the quarter ended June 30, 2002 and 2001. Excluding Offray, cost of sales decreased slightly primarily due to favorable margins on mix of product shipped. Selling, general and administrative expenses, as a percentage of sales, decreased to 42% in the first quarter 2003, compared to 52% in the prior year quarter, primarily as a result of the higher sales base.

   Interest expense, net was $275,000 for the quarter ended June 30, 2002 compared to interest income, net of $12,000 for the quarter ended June 30, 2001. The increase in interest expense was primarily due to borrowings related to the purchase of Offray on March 15, 2002 and stock repurchases offset by cash received upon collection of 2001 seasonal sales.

   Income taxes, as a percentage of income before taxes, were 36% in the first quarter of 2003 and 2002.

   The loss before cumulative effect of change in accounting principle increased slightly to $4,340,000 for the quarter ended June 30, 2002, or $.52 per share, compared to a prior year net loss of $4,324,000, or $.49 per share. The comparable loss was due to the impact of lower sales in the base business and a modest loss at Offray, substantially offset by improved gross margins and lower selling, general and administrative expenses (including lower goodwill amortization) in the Company's base business. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective April 1, 2002, which resulted in a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $1.06 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   At June 30, 2002, the Company had working capital of $86,804,000 and shareholders' equity of $186,906,000. The increase in inventories and other current liabilities from March 31, 2002 reflected normal seasonal inventory build necessary for the 2002 shipping season. The decrease in other current assets from March 31, 2002 is primarily attributable to the collection of amounts due under a claims put agreement. The decrease in intangibles is due to the impairment charge recognized upon adoption of SFAS No. 142 on April 1, 2002, net of the reversal of negative goodwill. The decrease in shareholders' equity was primarily attributable to the Company's repurchase of an aggregate of 1,100,000 shares of its common stock for approximately $36,500,000 on June 24, 2002 as well as the net loss during the quarter ended June 30, 2002.

   The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under an unsecured revolving credit facility with five banks, which was increased from $75,000,000 to $100,000,000 effective June 21, 2002 and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. These financial facilities are available to fund the seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. As of June 30, 2002, the Company had short-term borrowings of $50,520,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.
                                       13

NEW ACCOUNTING STANDARDS
------------------------

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." See the notes to the consolidated financial statements for information concerning the Company's implementation and impact of these new standards.

ITEM 3: QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------

   The Company is exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2002 has not materially changed from March 31, 2002 (See Item 7A of the Annual Report on Form 10-K/A).

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) Exhibit 99.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          Exhibit 99.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     (b) The Company filed a report on Form 8-K on May 28, 2002 with respect to the dismissal of Arthur Andersen LLP as its independent public accountants, effective June 11, 2002.

          The Company filed a report on Form 8-K/A (Amendment No. 1) on June 12, 2002 to confirm that Arthur Andersen LLP was dismissed as its independent public accountants on June 11, 2002.

          The Company filed a report on Form 8-K/A (Amendment No. 2) on June 20, 2002 to confirm there were no disagreements with Arthur Andersen LLP.

          The Company filed a report on Form 8-K on June 25, 2002 with respect to the purchase of an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family.

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






                                               CSS INDUSTRIES, INC.
                                               --------------------
                                               (Registrant)






Date: August 13, 2002                          By: /s/Clifford E. Pietrafitta
                                                   --------------------------
                                                   Clifford E. Pietrafitta
                                                   Vice President - Finance,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer