Form 10-Q
period 2002-09-30
CSS INDUSTRIES INC
filed 2002-11-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q




For the Quarter Ended September 30, 2002          Commission file number 1-2661





                              CSS INDUSTRIES, INC.
             -----------------------------------------------------
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


As of September 30, 2002, there were 7,598,574 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002 and March 31, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001 and the cash flows for the six months ended September 30, 2002 and 2001. The results for the three and six months ended September 30, 2002 and 2001 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K/A and with Part II of this document.




                                                                                        PAGE NO.
                                                                                        --------
Consolidated  Statements of Operations and  Comprehensive  Income (Loss) - Three
and six months ended September 30, 2002 and 2001                                              3

Consolidated Condensed Balance Sheets - September 30, 2002 and March 31, 2002                 4

Consolidated Statements of Cash Flows - Six months ended
September 30, 2002 and 2001                                                                   5

Notes to Consolidated Financial Statements                                                 6-12

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                 13-15

Quantitive and Qualitative Disclosures About Market Risk                                     16

Controls and Procedures                                                                      16

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                  17

Item 6.  Exhibits and Reports on Form 8-K                                                    18

Signatures                                                                                   19

Certifications                                                                            20-21


                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
(In thousands, except
 per share amounts)

                                                                 Three Months Ended         Six Months Ended
                                                                    September 30,            September 30,
                                                               ----------------------    ----------------------
                                                                  2002         2001         2002        2001
                                                               ---------    ---------    ---------    ---------

SALES                                                          $ 175,452    $ 134,383    $ 226,009    $ 163,200
                                                               ---------    ---------    ---------    ---------

COSTS AND EXPENSES
    Cost of sales                                                131,512       98,722      167,717      119,386
    Selling, general and administrative expenses                  25,482       21,377       46,480       36,350
    Interest expense, net                                          1,132          763        1,407          751
    Rental and other expense (income), net                           120           75          (21)          23

                                                                 158,246      120,937      215,583      156,510
                                                               ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                        17,206       13,446       10,426        6,690

INCOME TAX EXPENSE                                                 6,194        4,840        3,754        2,408
                                                               ---------    ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               11,012        8,606        6,672        4,282

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                  --           --         (8,813)        --
                                                               ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                              $  11,012    $   8,606    $  (2,141)   $   4,282
                                                               =========    =========    =========    =========
BASIC NET INCOME (LOSS) PER COMMON SHARE
     Before cumulative effect of accounting change             $    1.45    $     .97    $     .83    $     .48
     Cumulative effect of accounting change                         --           --          (1.10)        --
                                                               ---------    ---------    ---------    ---------
     Basic net income (loss) per common share                  $    1.45    $     .97    $    (.27)   $     .48
                                                               =========    =========    =========    =========
DILUTED NET INCOME (LOSS) PER COMMON SHARE
     Before cumulative effect of accounting change             $    1.37    $     .96    $     .79    $     .48
     Cumulative effect of accounting change                         --           --          (1.04)        --
                                                               ---------    ---------    ---------    ---------
     Diluted net income (loss) per common share                $    1.37    $     .96    $    (.25)   $     .48
                                                               =========    =========    =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC                                                          7,587        8,852        8,022        8,850
                                                               =========    =========    =========    =========
    DILUTED                                                        8,052        8,972        8,478        8,943
                                                               =========    =========    =========    =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                       $    --      $    --      $    --      $    --
                                                               =========    =========    =========    =========

---------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)

  Net income (loss)                                            $  11,012    $   8,606    $  (2,141)   $   4,282
  Change in fair value of interest rate swap agreements, net          31         (454)        (212)        (572)
  Foreign currency translation adjustment                            (43)        --             (1)        --
                                                               ---------    ---------    ---------    ---------
  Comprehensive income (loss)                                  $  11,000    $   8,152    $  (2,354)   $   3,710
                                                               =========    =========    =========    =========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

                                                          September 30,     March 31,
                                                              2002            2002
                                                          -------------     ---------
                                                          (Unaudited)
            ASSETS

CURRENT ASSETS
    Cash and temporary investments                         $  3,263         $ 20,006
    Accounts receivable, net                                134,251           30,021
    Inventories                                             157,676           98,541
    Income tax receivable                                      --              2,222
    Deferred income taxes                                     6,408            6,408
    Other current assets                                     11,234           19,471
                                                           --------         --------
       Total current assets                                 312,832          176,669
                                                           --------         --------
PROPERTY, PLANT AND EQUIPMENT, NET                           78,642           80,426
                                                           --------         --------
OTHER ASSETS
    Intangible assets                                        25,939           37,656
    Other                                                     5,211            3,744
                                                           --------         --------
        Total other assets                                   31,150           41,400
                                                           --------         --------
        Total assets                                       $422,624         $298,495
                                                           ========         ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Notes payable                                      $134,600         $   --
        Other current liabilities                            82,253           51,271
                                                           --------         --------
              Total current liabilities                     216,853           51,271
                                                           --------         --------
LONG-TERM OBLIGATIONS                                         2,307            3,138
                                                           --------         --------
DEFERRED INCOME TAXES                                         4,919            9,241
                                                           --------         --------
SHAREHOLDERS' EQUITY                                        198,545          234,845
                                                           --------         --------
        Total liabilities and shareholders' equity         $422,624         $298,495
                                                           ========         ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands)

                                                                   Six Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                   2002         2001
                                                                ---------    ---------
Cash flows from operating activities:
    Net (loss) income                                           $  (2,141)   $   4,282
    Adjustments to reconcile net (loss) income to net cash
       used for operating activities:
       Cumulative effect of accounting change, net of tax           8,813         --
       Depreciation and amortization                                6,437        5,603
       (Gain) loss on disposal of assets, net                          (2)           5
       Provision for doubtful accounts                                849          725
       Deferred taxes                                                --          1,000
       Changes in assets and liabilities, net of effects from
          purchase of a business:
          (Increase) in accounts receivable                      (105,079)     (85,374)
          (Increase) in inventory                                 (59,135)     (55,959)
          Decrease in other assets                                  6,603        2,286
          Increase in other current liabilities                    25,937       23,477
          Increase in accrued taxes                                 6,434        1,319
                                                                ---------    ---------
             Total adjustments                                   (109,143)    (106,918)
                                                                ---------    ---------
             Net cash (used for) operating activities            (111,284)    (102,636)

Cash flows from investing activities:
    Purchase of property, plant and equipment                      (5,582)      (6,457)
    Purchase of a business                                           --         (7,849)
    Proceeds on assets held for sale                                    2        4,118
                                                                ---------    ---------
             Net cash (used for) investing activities              (5,580)     (10,188)
                                                                ---------    ---------
Cash flows from financing activities:
    Payments on long-term obligations                                (532)      (2,364)
    Net borrowings on notes payable                               134,600       75,455
    Purchase of treasury stock                                    (36,510)        --
    Proceeds from exercise of stock options                         2,564          459
                                                                ---------    ---------
             Net cash provided by financing activities            100,122       73,550
                                                                ---------    ---------
Effect of exchange rate changes on cash                                (1)        --

Net (decrease) in cash and temporary investments                  (16,743)     (39,274)
                                                                ---------    ---------
Cash and temporary investments at beginning of period              20,006       41,687
                                                                ---------    ---------
Cash and temporary investments at end of period                 $   3,263    $   2,413
                                                                =========    =========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of shareholders' equity. Gains and losses on foreign currency transactions are not material and are included in rental and other expense (income), net in the consolidated statements of operations.

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

     Inventories -

     Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                                September 30,      March 31,
                                                    2002             2002
                                                -------------      ---------
                  Raw material...........          $ 30,102         $25,196
                  Work-in-process........            25,307          28,612
                  Finished goods.........           102,267          44,733
                                                   --------         -------
                                                   $157,676         $98,541
                                                   ========         =======

     Revenue Recognition -

     The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

     Net Income (Loss) Per Common Share -

     The following table sets forth the computation of basic income (loss) per common share and diluted income (loss) per common share for the three months and six months ended September 30, 2002 and 2001 (in thousands, except per share data):

                                                           Three Months Ended            Six Months Ended
                                                              September 30,                September 30,
                                                         ----------------------       ----------------------
                                                           2002          2001           2002           2001
                                                         -------        -------       --------       -------
Numerator:
  Income before cumulative effect of
   accounting change ..........................          $11,012        $ 8,606       $  6,672       $ 4,282
  Cumulative effect of accounting change ......              --             --          (8,813)           --
                                                         -------        -------       --------       -------
  Net income (loss) ...........................          $11,012        $ 8,606       $ (2,141)      $ 4,282
                                                         =======        =======       ========       =======
Denominator:
  Weighted average shares outstanding
    for basic income (loss) per common share ..            7,587          8,852          8,022         8,850
  Effect of dilutive stock options ............              465            120            456            93
                                                         -------        -------       --------       -------
  Adjusted weighted average shares outstanding
    for diluted income (loss) per common share.            8,052          8,972          8,478         8,943
                                                         =======        =======       ========       =======
Basic net income (loss) per common share:
Income before cumulative effect of
   accounting change ..........................          $  1.45        $   .97       $    .83       $   .48
Cumulative effect of accounting change ........               --             --          (1.10)           --
                                                         -------        -------       --------       -------
Net income (loss) per common share ............          $  1.45        $   .97       $   (.27)      $   .48
                                                         =======        =======       ========       =======
Diluted net income (loss) per common share:
Income before cumulative effect of
   accounting change ..........................          $  1.37        $   .96       $    .79       $   .48
Cumulative effect of accounting change ........              --              --          (1.04)           --
                                                         -------        -------       --------       -------
Net income (loss) per common share ............          $  1.37        $   .96       $   (.25)      $   .48
                                                         =======        =======       ========       =======

     Statements of Cash Flows -

     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be temporary investments.

(2) DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2002, the notional amount of open foreign currency forward contracts was $6,517,000 and the related gain was $73,000.

     The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average notional amounts of interest rate swap contracts subject to fixed rates that will be outstanding during fiscal years 2003 and 2004 are $21,890,000 and $10,946,000, respectively, as of September 30, 2002. These agreements involve the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.96% and 5.09% for fiscal years 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense and amounted to $299,000 and $147,000 for the quarter ended September 30, 2002 and 2001 and $315,000 and $159,000 for the six months ended September 30, 2002 and 2001.

     The Company designates all of its interest rate swap agreements as cash flow hedges and recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the second quarter of fiscal 2003, unrealized after tax net gains of $31,000 were recorded in other comprehensive income. Unrealized after tax net losses of $212,000 were recorded in other comprehensive loss during the six months ended September 30, 2002. The fair value of interest rate swap agreements is included in other current liabilities and totaled $474,000 as of September 30, 2002.

(3) TREASURY STOCK TRANSACTIONS:

     On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company's Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was approximately $36,510,000.

     On February 19, 1998, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Subsequently, the Board of Directors authorized additional repurchases of 3,100,000 shares, for a total of 4,100,000 shares, on terms acceptable to management. As of September 30, 2002, the Company had repurchased 3,899,000 shares for $107,056,000 under this program.

(4) AMENDMENT TO REVOLVING CREDIT FACILITY:

     Effective June 21, 2002, the Company amended its unsecured revolving credit facility to increase the facility from $75,000,000 to $100,000,000. In connection with the increase and in order to enable the Company to effectuate the repurchase of common stock from certain of its shareholders, the minimum consolidated net worth financial covenant was also amended to adjust for the aggregate amount paid by the Company for the stock repurchase. Effective September 3, 2002, the Company again amended its unsecured revolving credit facility increasing the facility from $100,000,000 to $150,000,000 in order to provide the Company with an adequate source of financing for an anticipated acquisition (see footnote
     8). In connection with the increase and a change in accounting principle (see footnote 6), certain financial covenants were amended. The Company is in compliance with all financial debt covenants as of September 30, 2002.

(5) BUSINESS ACQUISITIONS AND DIVESTITURES:

     C.M. Offray & Son, Inc.

     On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. In consideration, the Company paid approximately $44,865,000 in cash, including transactions costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired.

     In conjunction with the acquisition of Offray, the Company's management approved a restructuring plan. As part of this plan, the Company accrued $4,541,000 on the day of acquisition for severance and costs related to the closure of certain facilities. Payments, mainly for severance costs, of approximately $293,000 and $960,000 were made in the second quarter and in the six months ended September 30, 2002, respectively. In addition, during the three months ended June 30, 2002, there were noncash reductions in the restructuring accrual of approximately $1,935,000. Such reductions were for costs related to the closure of certain facilities that were projected to be less than originally estimated as well as severance and certain other costs that will be expensed as incurred. There was a corresponding reduction in property, plant and equipment for this amount. As of September 30, 2002, the remaining liability of approximately $1,646,000 was classified as a current liability in the accompanying consolidated balance sheet.

     Selected information relating to the restructuring costs follows (in thousands):

                                                                        Contractual
                                                                       Obligations and
                                                        Severance     Facility Exit Costs      Total
                                                        ---------     -------------------      -----

     Initial accrual as of March 31, 2002                  $2,465           $2,076             $4,541
     Cash paid - 2003                                        (872)             (88)              (960)
     Noncash reductions - 2003                               (635)          (1,300)            (1,935)
                                                          -------           ------             ------
     Restructuring reserve as of September 30, 2002       $   958           $  688             $1,646
                                                          =======           ======             ======

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

(6)  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Adoption of SFAS No. 142

     Effective July 1, 2001 and April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. The guidance in SFAS No. 141 supercedes APB Opinion No. 16. "Business Combinations." Upon adoption of SFAS No. 142, amortization of existing goodwill ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and many require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment, if any.

     The Company had approximately $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded on its consolidated balance sheet at the beginning of fiscal year 2003. The $2,393,000 in negative goodwill within the Cleo Inc reporting unit was required to be reversed upon adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of 2003, and determined that $14,049,000 of goodwill recorded within the Company's Paper Magic Group, Inc.- Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

     The fair value of the reporting units was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of 2003 to record this impairment as well as the removal of negative goodwill and was classified as a cumulative effect of a change in accounting principle.

     Goodwill amortization expense for the three months and six months ended September 30, 2001 was $318,000 and $636,000, respectively. The effects on income and income per common share of excluding such goodwill amortization from the three months and six months ended September 30, 2001 follow (in thousands, except per share data):

                                                                   Three Months Ended           Six Months Ended
                                                                      September 30,               September 30,
                                                                  ---------------------       --------------------
                                                                    2002          2001         2002         2001
                                                                  -------       -------       -------    ---------
Income before accounting change as reported ...............       $11,012       $ 8,606       $ 6,672    $   4,282
Add back:
   Goodwill amortization, net of income taxes .............          --             287          --            574
                                                                  -------       -------       -------    ---------
Pro forma income before accounting change .................       $11,012       $ 8,893       $ 6,672    $   4,856
                                                                  =======       =======       =======    =========

Net income (loss) as reported .............................       $11,012       $ 8,606       $(2,141)   $   4,282
Add back:
   Goodwill amortization, net of income taxes .............          --             287          --            574
                                                                  -------       -------       -------    ---------
Pro forma net income (loss) ...............................       $11,012       $ 8,893       $(2,141)   $   4,856
                                                                  =======       =======       =======    =========
Pro forma income per common share before accounting change:
   Basic ..................................................       $  1.45       $  1.00       $   .83    $     .55
                                                                  =======       =======       =======    =========
   Diluted ................................................       $  1.37       $   .99       $   .79    $     .54
                                                                  =======       =======       =======    =========
Pro forma net income (loss) per common share:
   Basic ..................................................       $  1.45       $  1.00       $  (.27)   $     .55
                                                                  =======       =======       =======    =========
   Diluted ................................................       $  1.37       $   .99       $  (.25)   $     .54
                                                                  =======       =======       =======    =========

                                  Page 10 of 21

     The changes in the carrying amount of goodwill for the six months ended September 30, 2002 are as follows (in thousands):

             Balance as of March 31, 2002                         $37,322

             Cumulative effect of adopting SFAS No. 142:
                Impairment loss recognized                        (14,049)
                Elimination of negative goodwill                    2,393
                                                                  -------
             Balance as of September 30, 2002                     $25,666
                                                                  =======

     In addition to goodwill, the Company has $273,000 of other intangible assets, net of amortization, relating to trademarks and customer lists that are being amortized over periods of three to five years.

     Adoption of SFAS No. 144

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement retains existing requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 a) removes goodwill from its scope, b) allows for probability-weighted cash flow estimation techniques when measuring for impairment, c) requires that, for any assets to be abandoned, the depreciable life be adjusted to reflect the use of the asset over its shortened useful life and d) an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying value of the asset exceeds its fair value. SFAS No. 144 was adopted by the Company at the beginning of fiscal year 2003 with no impact to the Company's financial position or results of operations.

(7)  EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Based on current operations, the Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

(8)  SUBSEQUENT EVENT

     On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. ("Crystal") for approximately $22,750,000 and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues used by retailers for in-store packaging. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net assets acquired (estimated to be approximately $7,000,000, subject to the completion of appraisals in accordance with FAS 141) will be recorded as goodwill.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

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

Stock Repurchases

     On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company's Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was $36,510,000.

     On February 19, 1998, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Subsequently, the Board of Directors authorized additional repurchases of 3,100,000 shares, for a total of 4,100,000 shares, on terms acceptable to management. As of June 30, 2002, the Company had repurchased 3,899,000 shares for $107,056,000 under this program.

Six Months Ended September 30, 2002 Compared to Six Months Ended
September 30, 2001

     Sales for the six months ended September 30, 2002 increased 38% to $226,009,000 from $163,200,000 in 2001. The increase in sales was primarily a result of the inclusion of Offray, acquired on March 15, 2002. Excluding Offray, sales increased $15,905,000, or 10%, due primarily to the earlier timing of Christmas shipments, partially offset by lower Halloween sales.

     Cost of sales, as a percentage of sales, was 74% in 2002 compared to 73% in 2001. The increase in cost of sales, as a percentage of sales, was a result of lower margins, particularly on certain Halloween product lines.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, decreased to 21% from 22% in 2001. The decrease in SG&A expenses, as a percentage of sales, was primarily due to lower product development costs compared to prior year and professional fees related to the enterprise resource planning system implemented in the prior year. Partially offsetting this overall decrease in SG&A spending was the impact of the Offray acquisition. Excluding Offray, SG&A spending declined by 2%, as a percentage of sales.

     Interest expense, net was $1,407,000 in 2002 and $751,000 in 2001. Average borrowings for the six months ended September 30, 2002 were $50,262,000 compared with $37,697,000 for the same six months in the prior year. The increase in interest expense was primarily due to increased borrowings related to the purchase of Offray on March 15, 2002 and stock repurchases, net of cash generated from operations.

     Income taxes as a percentage of income before taxes were 36% in 2002 and 2001.

     Net income before cumulative effect of change in accounting principle increased 56% to $6,672,000 or $.79 per diluted share, compared to prior year net income of $4,282,000, or $.48 per diluted share. The increase in net income before the cumulative effect of the accounting change, versus the prior year, was primarily due to the effect of higher sales of Christmas products and lower selling, general and administrative expenses (including lower goodwill amortization) in the base businesses, partially offset by the impact of lower Halloween sales and margins, higher interest expense and a modest loss contributed by the Offray division. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective April 1, 2002, which resulted in a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $1.04 per diluted share.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

     Sales for the quarter ended September 30, 2002 increased 31% to $175,452,000 from $134,383,000. The increase in sales was primarily due to the inclusion of Offray, acquired on March 15, 2002. Excluding Offray, sales increased $17,189,000, or 13%, primarily due to the earlier timing of Christmas shipments, partially offset by lower sales of Halloween and educational products.

     Cost of sales, as a percentage of sales, was 75% for the quarter ended September 30, 2002 compared to 73% in the prior year quarter. The increase in cost of sales, as a percentage of sales, was a result of unfavorable margins on certain Halloween product lines. Selling, general and administrative expenses, as a percentage of sales, decreased to 15% in the second quarter of fiscal 2003, compared to 16% in the prior year quarter, primarily as a result of lower product development costs and professional fees, partially offset by the impact of the Offray acquisition. Excluding Offray, SG&A spending declined by 2%, as a percentage of sales.

     Interest expense, net was $1,132,000 for the quarter ended September 30, 2002 compared to $763,000 for the same quarter of the prior year. Average borrowings for the second quarter of fiscal 2003 were $94,932,000 compared with $41,669,000 in the same quarter of fiscal 2002. The increase in interest expense was due to increased borrowing levels related to the Offray acquisition on March 15, 2002 and stock repurchases, net of cash generated from operations.

     Income taxes, as a percentage of income before taxes, were 36% in the second quarter of fiscal 2003 and 2002.

     Net income increased to $11,012,000 for the quarter ended September 30, 2002, or $1.37 per diluted share, compared to prior year net income of $8,606,000, or $.96 per diluted share. The increase in net income was primarily due to the impact of higher sales of Christmas products and lower selling, general and administrative expenses (including lower goodwill amortization), partially offset by lower Halloween sales and margins and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had working capital of $95,979,000 and shareholders' equity of $198,545,000. The increase in accounts receivable from March 31, 2002 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2002 reflected normal seasonal inventory build necessary for the 2002 shipping season. The decrease in other current assets from March 31, 2002 is primarily attributable to the collection of amounts due under a claims put agreement related to the Chapter XI proceeding of Kmart. The decrease in intangibles is due to the impairment charge recognized upon adoption of SFAS No. 142 on April 1, 2002, net of the reversal of negative goodwill. The decrease in shareholders' equity was primarily attributable to the Company's repurchase of an aggregate of 1,100,000 shares of its common stock for $36,510,000 on June 24, 2002.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under an unsecured revolving credit facility with five banks, which was increased from $75,000,000 to $100,000,000 effective June 21, 2002, and increased to $150,000,000 effective September 3, 2002. Seasonal borrowings are also made under a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. These financial facilities are available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the unsecured revolving credit facility. As of September 30, 2002, the Company had short-term borrowings of $134,600,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

NEW ACCOUNTING STANDARDS

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

ITEM 3.  QUANTITIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2002 has not materially changed from March 31, 2002 (See Item 7A of the Annual Report on Form 10-K/A).

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, under the supervision and with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders of the Registrant was held on August 7, 2002.

         (b) The following were elected to serve as Directors of the Registrant until the next annual meeting and until their successors shall be elected and qualify:


                                                  SHARES OF VOTING STOCK
                                                  ----------------------

                                                  FOR               WITHHELD
                                                  ---               --------

              James H. Bromley                 7,145,599             773,909

              Stephen V. Dubin                 7,008,178             911,330

              David J.M. Erskine               7,008,178             911,330

              Jack Farber                      7,145,599             773,909

              Leonard E. Grossman              7,105,616             813,892

              James E. Ksansnak                7,105,616             813,892

              Michael L. Sanyour               7,145,599             773,909


         (c) The results of the vote of the stockholders on the proposal to approve an amendment to the CSS Industries, Inc. 1994 Equity Compensation Plan was as follows:

                           For                         5,801,019
                           Against                     1,809,803
                           Abstain                       122,697

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

         (b) The Company filed a report on Form 8-K on July 10, 2002 with respect to the engagement of KPMG LLP as its independent public accountants, effective July 3, 2002, to audit its financial statements for its fiscal year ending March 31, 2003.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          CSS INDUSTRIES, INC.
                                          (Registrant)





Date:   November 14, 2002                 By: /s/ David J.M. Erskine
                                              -----------------------------
                                              David J.M. Erskine
                                              President and Chief
                                              Executive Officer



Date:   November 14, 2002                 By: /s/ Clifford E. Pietrafitta
                                              -----------------------------
                                              Clifford E. Pietrafitta
                                              Vice President - Finance,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

                                 CERTIFICATIONS

I, David J.M. Erskine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSS Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                             /s/ David J.M. Erskine
                       ----------------------------------
                               David J.M. Erskine,
                      President and Chief Executive Officer

                                 CERTIFICATIONS

I, Clifford E. Pietrafitta, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSS Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                           /s/ Clifford E. Pietrafitta
                       ----------------------------------
                             Clifford E. Pietrafitta
              Vice President - Finance, Chief Financial Officer and
                          Principal Accounting Officer