Form 10-Q
period 2002-12-31
CSS INDUSTRIES INC
filed 2003-02-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q
                                    ---------




For the Quarter Ended                          Commission file number 1-2661
  December 31, 2002
---------------------




                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)



          Delaware                                       13-1920657
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification number)




  1845 Walnut Street, Philadelphia, PA                     19103
----------------------------------------                 ---------
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

As of December 31, 2002, there were 7,653,752 shares of Common Stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2002 and March 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and the cash flows for the nine months ended December 31, 2002 and 2001. The results for the three and nine months ended December 31, 2002 and 2001 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the latest annual report on Form 10-K/A and with Part II of this document.

                                                                                           PAGE NO.
                                                                                           --------
Consolidated  Statements of Operations and  Comprehensive  Income (Loss) - Three
and nine months ended December 31, 2002 and 2001                                              3

Condensed Consolidated Balance Sheets - December 31, 2002 and March 31, 2002                  4


Consolidated Statements of Cash Flows - Nine months ended
December 31, 2002 and 2001                                                                    5

Notes to Consolidated Financial Statements                                                   6-14

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                    15-18

Item 3. Quantitive and Qualitative Disclosures About Market Risk                             18

Item 4. Controls and Procedures                                                              19

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                    20

Signatures                                                                                   21

Certifications                                                                               22-23

                     CSS INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
     ---------------------------------------------------------------------
                                  (Unaudited)

(In thousands, except
per share amounts)

                                                                  Three Months Ended          Nine Months Ended
                                                                      December 31,               December 31,
                                                               ------------------------     ------------------------
                                                                  2002            2001        2002             2001
                                                                  ----            ----        ----             ----
NET SALES                                                      $250,682        $235,944      $476,691        $399,144
                                                               --------        --------      --------        --------
COSTS AND EXPENSES
Cost of sales                                                   181,296         170,199       349,013         289,585
Selling, general and administrative expenses                     27,906          28,638        74,386          64,988
Interest expense, net                                             1,496           1,180         2,903           1,931
Rental and other (income) expense, net                             (118)            148          (139)            171
                                                               --------        --------      --------        --------
                                                                210,580         200,165       426,163         356,675
                                                               --------        --------      --------        --------

INCOME BEFORE INCOME TAXES                                       40,102          35,779        50,528          42,469

INCOME TAX EXPENSE                                               14,436          12,720        18,190          15,128
                                                               --------        --------      --------        --------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                              25,666          23,059        32,338          27,341

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                    -               -        (8,813)              -
                                                               --------        --------      --------        --------

NET INCOME                                                      $25,666         $23,059       $23,525         $27,341
                                                               ========        ========      ========        ========

BASIC NET INCOME PER COMMON SHARE
     Before cumulative effect of accounting change                $3.36           $2.60         $4.09           $3.09
     Cumulative effect of accounting change                           -               -         (1.11)              -
                                                                  -----           -----         -----           -----
     Basic net income per common share                            $3.36           $2.60         $2.98           $3.09
                                                                  =====           =====         =====           =====

DILUTED NET INCOME PER COMMON SHARE
     Before cumulative effect of accounting change                $3.19           $2.54         $3.89           $3.03
     Cumulative effect of accounting change                           -               -         (1.06)              -
                                                                  -----           -----         -----           -----
     Diluted net income  per common share                         $3.19           $2.54         $2.83           $3.03
                                                                  =====           =====         =====           =====

WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC                                                         7,638           8,860         7,907           8,853
                                                                  =====           =====         =====           =====
    DILUTED                                                       8,058           9,089         8,322           9,014
                                                                  =====           =====         =====           =====

CASH DIVIDENDS PER SHARE OF COMMON STOCK                          $   -           $   -         $   -           $   -
                                                                  =====           =====         =====           =====

----------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

  Net income                                                    $25,666         $23,059       $23,525         $27,341
  Change in fair value of interest rate swap agreements, net        209             227            (3)           (345)
  Foreign currency translation adjustment                             -               -            (1)              -
                                                               --------        --------      --------        --------
  Comprehensive income                                          $25,875         $23,286       $23,521         $26,996
                                                               ========        ========      ========        ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

(In thousands)

                                                                               December 31,             March 31,
                                                                                   2002                   2002
                                                                               ------------             ---------
                                                                                (Unaudited)
            ASSETS
            ------
CURRENT ASSETS
    Cash and temporary investments                                              $  12,467              $  20,006
    Accounts receivable, net                                                      205,864                 30,021
    Inventories                                                                    85,223                 98,541
    Income tax receivable                                                               -                  2,222
    Deferred income taxes                                                           6,091                  6,408
    Other current assets                                                           13,288                 19,471
                                                                                ---------               --------

       Total current assets                                                       322,933                176,669
                                                                                ---------               --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 83,576                 80,426
                                                                                ---------               --------
OTHER ASSETS
    Goodwill and other intangible assets                                           31,213                 37,656
    Other                                                                           4,823                  3,744
                                                                                ---------               --------

        Total other assets                                                         36,036                 41,400
                                                                                ---------               --------

        Total assets                                                             $442,545               $298,495
                                                                                =========               ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
        Notes payable                                                            $ 75,900               $      -
        Other current liabilities                                                  80,012                 51,271
                                                                                ---------               --------

              Total current liabilities                                           155,912                 51,271
                                                                                ---------               --------

LONG-TERM DEBT                                                                     50,093                    165
                                                                                ---------               --------

LONG-TERM OBLIGATIONS                                                               3,612                  2,973
                                                                                ---------               --------

DEFERRED INCOME TAXES                                                               7,353                  9,241
                                                                                ---------               --------

SHAREHOLDERS' EQUITY                                                              225,575                234,845
                                                                                ---------               --------

        Total liabilities and shareholders' equity                               $442,545               $298,495
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
(In thousands)

                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                  ---------------------------
                                                                                    2002                 2001
                                                                                  -------              ------
Cash flows from operating activities:
    Net income                                                                    $23,525              $27,341
                                                                                  -------              -------
    Adjustments to reconcile net income to net cash
       used for operating activities:
       Cumulative effect of accounting change, net of tax                           8,813                    -
       Depreciation and amortization                                                9,974                8,536
       (Gain) on disposal of assets, net                                               (7)                  (1)
       Provision for doubtful accounts                                              1,725                5,590
       Deferred taxes                                                               1,272                1,000
       Changes in assets and liabilities, net of effects from
          purchase of a business:
          (Increase) in accounts receivable                                      (154,945)            (160,830)
          Decrease in inventory                                                    30,629               39,948
          Decrease in other assets                                                  8,655                  200
          Increase in other current liabilities                                     5,346               17,343
          Increase in accrued taxes                                                14,777               14,372
                                                                                  -------              -------

             Total adjustments                                                    (73,761)             (73,842)
                                                                                  -------              -------

             Net cash (used for) operating activities                             (50,236)             (46,501)
                                                                                  -------              -------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (7,829)              (8,613)
    Purchase of a business, net of cash received of $1                            (22,891)              (7,849)
    Proceeds on assets held for sale                                                   30                4,248
                                                                                  -------              -------

             Net cash (used for) investing activities                             (30,690)             (12,214)
                                                                                  -------              -------

Cash flows from financing activities:
    Payments on long-term obligations                                                (599)              (1,009)
    Borrowings on long-term obligations                                                 -                  170
    Borrowings on notes payable                                                   458,215              199,570
    Payments on notes payable                                                    (382,315)            (173,180)
    Repayment of acquisition debt                                                 (18,828)                   -
    Proceeds from the issuance of long-term debt                                   50,000                    -
    Payment of private placement transaction costs                                   (294)                   -
    Purchase of treasury stock                                                    (36,510)                   -
    Proceeds from exercise of stock options                                         3,719                  625
                                                                                  -------              -------

             Net cash provided by financing activities                             73,388               26,176
                                                                                  -------              -------

Effect of exchange rate changes on cash                                                (1)                   -
                                                                                  -------              -------
Net (decrease) in cash and temporary investments                                   (7,539)             (32,539)

Cash and temporary investments at beginning of period                              20,006               41,687
                                                                                  -------              -------
Cash and temporary investments at end of period                                   $12,467             $  9,148
                                                                                  =======             ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                December 31, 2002
                                -----------------
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

     Principles of Consolidation -
     -----------------------------

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of shareholders' equity. Gains and losses on foreign currency transactions are not material and are included in rental and other (income) expense, net in the consolidated statements of operations.

     Nature of Business -
     --------------------

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

     Inventories -
     -------------

     Inventories are generally stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                                   December 31,       March 31,
                                                     2002                2002
                                                   ------------       ---------
          Raw material...................           $21,852            $25,196
          Work-in-process................            20,432             28,612
          Finished goods.................            42,939             44,733
                                                    -------            -------
                                                    $85,223            $98,541
                                                    =======            =======

     Revenue Recognition -
     ----------------------

     The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

     Net Income Per Common Share -
     -----------------------------

     The following table sets forth the computation of basic income per common share and diluted income per common share for the three months and nine months ended December 31, 2002 and 2001 (in thousands, except per share data):

                                                             Three Months Ended              Nine Months Ended
                                                                  December 31,                   December 31,
                                                             --------------------           -------------------
                                                             2002            2001           2002           2001
                                                             ----            ----           ----           ----
      Numerator:
        Income before cumulative effect of
         accounting change................................. $25,666         $23,059        $32,338       $27,341
        Cumulative effect of accounting change.............       -               -         (8,813)            -
                                                            -------         -------        -------       -------
        Net income ........................................ $25,666         $23,059        $23,525       $27,341
                                                            =======         =======        =======       =======

      Denominator:
        Weighted average shares outstanding
          for basic income per common share................   7,638           8,860          7,907         8,853
        Effect of dilutive stock options...................     420             229            415           161
                                                            -------         -------        -------       -------
        Adjusted weighted average shares outstanding
          for diluted income per common share..............   8,058           9,089          8,322         9,014
                                                            =======         =======        =======       =======

      Basic net income per common share:
      Income before cumulative effect of
         accounting change.................................   $3.36           $2.60          $4.09         $3.09
      Cumulative effect of accounting change...............       -               -          (1.11)            -
                                                            -------         -------        -------       -------
      Net income per common share..........................   $3.36           $2.60          $2.98         $3.09
                                                            =======         =======        =======       =======

      Diluted net income per common share:
      Income before cumulative effect of
         accounting change.................................   $3.19           $2.54          $3.89         $3.03
      Cumulative effect of accounting change...............       -               -          (1.06)            -
                                                            -------         -------        -------       -------
      Net income per common share..........................   $3.19           $2.54          $2.83         $3.03
                                                            =======         =======        =======       =======

     Statements of Cash Flows -
     --------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be temporary investments.

     Reclassifications -
     -------------------

     Certain prior period amounts have been reclassified to conform with current year classifications.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:
     ---------------------------------

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2002, the notional amount of open foreign currency forward contracts was $4,193,000 and the related gain was $66,000.

     The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average notional amounts of interest rate swap contracts subject to fixed rates outstanding as of December 31, 2002 for the remainder of fiscal years 2003 and 2004 are $427,000 and $10,946,000, respectively. These agreements involve the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 4.96% and 5.09% for fiscal years 2003 and 2004, respectively. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid under these agreements are recognized as adjustments to interest expense and amounted to $391,000 and $424,000 for the quarters ended December 31, 2002 and 2001 and $706,000 and $583,000 for the nine months ended December 31, 2002 and 2001.

     The Company designates all of its interest rate swap agreements as cash flow hedges and records the fair value of its interest rate swap agreements in its consolidated balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. During the third quarter of fiscal 2003, unrealized after tax net gains of $209,000 were recorded in other comprehensive income. Unrealized after tax net losses of $3,000 were recorded in other comprehensive loss during the nine months ended December 31, 2002. The fair value of interest rate swap agreements is included in other current liabilities and totaled $265,000 as of December 31, 2002.

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

     On February 19, 1998, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Subsequently, the Board of Directors authorized additional repurchases of 3,100,000 shares, for a total of 4,100,000 shares, on terms acceptable to management. As of December 31, 2002, the Company had repurchased 3,899,000 shares for $107,056,000 under this program.

(4)  AMENDMENT TO REVOLVING CREDIT FACILITY:
     ---------------------------------------

     Effective June 21, 2002, the Company amended its unsecured revolving credit facility to increase the facility from $75,000,000 to $100,000,000. In connection with the increase and in order to enable the Company to effectuate the repurchase of common stock from certain of its shareholders, the minimum consolidated net worth financial covenant was also amended to adjust for the aggregate amount paid by the Company for the stock repurchase. Effective September 3, 2002, the Company again amended its unsecured revolving credit facility increasing the facility from $100,000,000 to $150,000,000 in order to provide the Company with an adequate source of financing for an anticipated acquisition. In connection with the increase and a change in accounting principle (see footnote 7), certain financial covenants were amended. Effective December 13, 2002, in connection with the Company's issuance of $50,000,000 of 4.48% Senior Notes (see footnote 5), the unsecured revolving credit facility was reduced to $100,000,000. The Company is in compliance with all covenants as of December 31, 2002.

(5)  ISSUANCE OF 4.48% SENIOR NOTES:
     -------------------------------

     On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the "Senior Notes"). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The net proceeds received by the Company from the sale of the Senior Notes were approximately $49,706,000 after deduction of costs associated with the transaction. The net proceeds from the Senior Notes were used to repay short-term borrowings under the Company's unsecured revolving credit facility. The note purchase agreement contains covenants, the most restrictive of which pertain to net worth; the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants.

(6)  BUSINESS ACQUISITIONS AND DIVESTITURES:
     ---------------------------------------

     Crystal Creative Products, Inc.

     On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. ("Crystal") for approximately $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues used by retailers for in-store packaging. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net assets acquired of $5,295,000 was recorded as goodwill and other intangible assets in the accompanying consolidated balance sheet. Of the $5,295,000 of acquired intangible assets, $4,500,000 was assigned to trade names that are not subject to amortization, $495,000 was assigned to goodwill and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

     The Company is in the process of developing a restructuring plan, related to the Crystal acquisition, under which the Company will restructure its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company may dispose of certain product lines assets of Crystal. The Company will record a restructuring reserve as part of purchase accounting, in connection with this plan.

     The unaudited consolidated results of operations of the Company and Crystal on a pro forma basis, as though the transaction had been consummated at the beginning of the respective periods, were as follows:

                                                           Three Months Ended             Nine Months Ended
                                                              December 31,                    December 31,
                                                         -----------------------       -----------------------
                                                           2002           2001           2002          2001
                                                           ----           ----           ----          ----
            Net sales................................    $256,099       $271,596       $512,322      $466,482
            Income before cumulative effect of
               change in accounting principle........      25,959         25,821         31,089        29,761
            Net income...............................      25,959         25,821         22,276        29,761
            Income per common share before
               accounting change:
               Basic.................................       $3.40          $2.91          $3.93         $3.36
               Diluted...............................       $3.22          $2.84          $3.74         $3.30
            Income per common share..................
               Basic.................................       $3.40          $2.91          $2.82         $3.36
               Diluted...............................       $3.22          $2.84          $2.68         $3.30

     Pro forma adjustments included in the above reflect the effect of purchase accounting adjustments on interest, depreciation and tax expense.

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

     In conjunction with the acquisition of Offray, the Company's management approved a restructuring plan. As part of this plan, the Company accrued $4,541,000 on the day of acquisition for severance and costs related to the closure of certain facilities. As of December 31, 2002, the Company had closed Offray's distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland. As of December 31, 2002, the Company had terminated 57 of approximately 125 employees included in the restructuring plan. Payments, mainly for severance costs, of approximately $125,000 and $1,085,000 were made in the third quarter and in the nine months ended December 31, 2002, respectively. In addition, during the quarter ended June 30, 2002, there were noncash reductions in the restructuring accrual of approximately $1,935,000. Such reductions were for costs related to the closure of certain facilities that were projected to be less than originally estimated as well as severance and certain other costs that will be expensed as incurred. There was a corresponding reduction in property, plant and equipment for this amount. As of December 31, 2002, the remaining liability of approximately $1,521,000 was classified as a current liability in the accompanying consolidated balance sheet.

     Selected information relating to the restructuring costs follows (in thousands):

                                                                                Contractual
                                                                              Obligations and
                                                          Severance          Facility Exit Costs        Total
                                                          ---------          -------------------        -----

     Initial accrual as of March 31, 2002                  $2,465                $2,076                 $4,541
     Cash paid - 2003                                        (959)                 (126)                (1,085)
     Noncash reductions - 2003                               (635)               (1,300)                (1,935)
                                                           ------                ------                 ------
     Restructuring reserve as of December 31, 2002         $  871                $  650                 $1,521
                                                           ======                ======                 ======

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

(7)  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
     ------------------------------------------

     Adoption of SFAS No. 142

     Effective July 1, 2001 and April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. The guidance in SFAS No. 141 supercedes APB Opinion No. 16. "Business Combinations." Upon adoption of SFAS No. 142, amortization of existing goodwill ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment, if any.

     The Company had approximately $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded on its consolidated balance sheet at the beginning of fiscal year 2003. The negative goodwill related entirely to the acquisition of Cleo Inc ("Cleo"). Cleo was purchased on November 15, 1995 at a discount to fair value and after all long-term assets were reduced to $0 in purchase accounting, the remaining discount was recorded as negative goodwill and amortized over ten years. The $2,393,000 in negative goodwill within the Cleo reporting unit was required to be reversed upon adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of 2003, and determined that $14,049,000 of goodwill recorded within the Company's Paper Magic Group, Inc.- Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

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

     Goodwill amortization expense for the three months and nine months ended December 31, 2001 was $294,000 and $930,000, respectively. The effects on income and income per common share of excluding such goodwill amortization from the three months and nine months ended December 31, 2001 follow (in thousands, except per share data):

                                                                  Three Months Ended         Nine Months Ended
                                                                       December 31,             December 31,
                                                                  --------------------      -------------------
                                                                    2002         2001       2002          2001
                                                                    ----         ----       ----          ----
     Income before accounting change as reported...............    $25,666      $23,059     $32,338      $27,341
     Add back:
        Goodwill amortization, net of income taxes.............          -          263           -          837
                                                                   -------      -------     -------      -------
     Pro forma income before accounting change.................    $25,666      $23,322     $32,338      $28,178
                                                                   =======      =======     =======      =======

     Net income as reported....................................    $25,666      $23,059     $23,525      $27,341
     Add back:
        Goodwill amortization, net of income taxes.............          -          263           -          837
                                                                   -------      -------     -------      -------
     Pro forma net income .....................................    $25,666      $23,322     $23,525      $28,178
                                                                   =======      =======     =======      =======

     Pro forma income per common share before accounting change:
        Basic   ...............................................      $3.36        $2.63       $4.09        $3.18
                                                                     =====        =====       =====        =====
        Diluted ...............................................      $3.19        $2.57       $3.89        $3.13
                                                                     =====        =====       =====        =====

     Pro forma net income per common share:
        Basic   ...............................................      $3.36        $2.63       $2.98        $3.18
                                                                     =====        =====       =====        =====
        Diluted ...............................................      $3.19        $2.57       $2.83        $3.13
                                                                     =====        =====       =====        =====

     The changes in the carrying amount of goodwill for the nine months ended December 31, 2002 are as follows (in thousands):

                    Balance as of March 31, 2002                                             $37,322

                    Cumulative effect of adopting SFAS No. 142:
                       Impairment loss recognized                        (14,049)
                       Elimination of negative goodwill                    2,393
                                                                         -------
                                                                                             (11,656)
                    Acquisition of Crystal                                                       495
                                                                                             -------
                    Balance as of December 31, 2002                                          $26,161
                                                                                             =======

     In addition to goodwill, the Company has $4,500,000 of other intangible assets relating to trade names that are not subject to amortization and $552,000 of other intangible assets, net of amortization, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years.

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

     Adoption of Interpretation No. 45

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and based on current operations, the Company does not expect the adoption of the recognition requirements of this statement to have a material effect on its financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

(8)  EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED
     --------------------------------------------------

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 31, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable for the Company in the second quarter of fiscal year 2004, which ends September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------

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

Stock Repurchases
-----------------

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

     On February 19, 1998, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Subsequently, the Board of Directors authorized additional repurchases of 3,100,000 shares, for a total of 4,100,000 shares, on terms acceptable to management. As of December 31, 2002, the Company had repurchased 3,899,000 shares for $107,056,000 under this program.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended
December 31, 2001
-----------------------------------------------------------------

     Sales for the nine months ended December 31, 2002 increased 19% to $476,691,000 from $399,144,000 in 2001. The increase in sales was primarily a result of the inclusion of Offray, acquired on March 15, 2002 and Crystal, acquired on October 18, 2002. Excluding Offray and Crystal, sales decreased $10,085,000, or 3%, due primarily to lower sales of Halloween, Easter and educational products and customer requested deferrals of Valentine shipments to January 2003, partially offset by higher sales of Christmas products.

     Cost of sales, as a percentage of sales, was 73% in 2002 and 2001. Excluding Offray and Crystal, cost of sales, as a percentage of sales, decreased to 72% compared to the prior year, as a result of favorable margins on Christmas products due to increased manufacturing and distribution efficiencies.

     Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 16% in 2002 and 2001. Excluding Offray and Crystal, SG&A expenses decreased to 15%. The decrease was primarily due to the provision of approximately $4,916,000 as of December 31, 2001 related to Kmart's subsequent Chapter 11 bankruptcy filing. In the fourth quarter of fiscal 2002, an additional decline in value of $5,436,000 was offset by the impact of a Claims Put Agreement entered into in January 2002. The Claims Put Agreement with a financial institution allowed for the assignment of a portion of the Company's interest in Kmart's accounts receivable balance in the event Kmart filed for bankruptcy. Also contributing to the decrease were lower consulting costs related to the enterprise resource planning system implemented in the prior year.

     Interest expense, net was $2,903,000 in 2002 and $1,931,000 in 2001.
Average borrowings for the nine months ended December 31, 2002 were $88,869,000 compared with $42,907,000 for the same nine months in the prior year. The increase in interest expense was primarily due to increased borrowings related to the purchase of Offray on March 15, 2002, the purchase of Crystal on October 18, 2002 and stock repurchases in the current year, net of cash generated from operations.

     Income taxes as a percentage of income before taxes were 36% in 2002 and 2001.

     Net income before cumulative effect of change in accounting principle increased 18% to $32,338,000 or $3.89 per diluted share, compared to prior year net income of $27,341,000, or $3.03 per diluted share. The increase in net income before the cumulative effect of the accounting change, versus the prior year, was primarily due to higher sales and margins on Christmas products, the absence of the net write-off related to the Kmart Chapter 11 filing as discussed above, lower professional fees related to the enterprise resource planning system implemented in the prior year, the absence of goodwill amortization in the current year in accordance with SFAS No. 142, and the current year pre-tax contribution of $2,500,000 related to the Offray and Crystal acquisitions. These improvements were partially offset by the impact of lower sales and margins on Halloween, Easter and educational products and increased interest expense. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective April 1, 2002, which resulted in a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $1.06 per diluted share.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001
---------------------------------------------------------------------------

     Sales for the quarter ended December 31, 2002 increased 6% to $250,682,000 from $235,944,000. The increase in sales was primarily due to the inclusion of Offray, acquired on March 15, 2002 and Crystal, acquired on October 18, 2002. Excluding Offray and Crystal, sales decreased $25,990,000, or 11%, primarily due to the earlier shift of Christmas shipments into the second quarter from the third quarter. Also contributing to the sales decline were customer requested shipment deferrals of Valentine products to January 2003 and lower sales of Easter products and educational products.

     Cost of sales, as a percentage of sales, was 72% for the quarter ended December 31, 2002 and 2001. Excluding Offray and Crystal, cost of sales, as a percentage of sales, decreased to 71% compared to the same quarter in the prior year. The decrease in cost of sales was primarily a result of favorable margins on Christmas products due to increased production efficiencies.

     Selling, general and administrative expenses, as a percentage of sales, decreased to 11% in the third quarter of fiscal 2003, compared to 12% in the prior year quarter. Excluding Offray and Crystal, SG&A spending declined to 10%, as a percentage of sales. The reduction in SG&A was primarily due to the provision of approximately $4,916,000 as of December 31, 2001 related to Kmart's subsequent Chapter 11 bankruptcy filing. In the fourth quarter of fiscal 2002, an additional decline in value of $5,436,000 was offset by the impact of a Claims Put Agreement entered into in January 2002. The Claims Put Agreement with a financial institution allowed for the assignment of a portion of the Company's interest in Kmart's accounts receivable balance in the event Kmart filed for bankruptcy.

     Interest expense, net was $1,496,000 for the quarter ended December 31, 2002 compared to $1,180,000 for the same quarter of the prior year. Average borrowings for the third quarter of fiscal 2003 were $165,604,000 compared with $86,049,000 in the same quarter of fiscal 2002. The increase in interest expense was due to increased borrowing levels related to the acquisitions of Offray and Crystal, and stock repurchases, net of cash generated from operations.

     Income taxes, as a percentage of income before taxes, were 36% in the third quarter of fiscal 2003 and 2002.

     Net income increased to $25,666,000 for the quarter ended December 31, 2002, or $3.19 per diluted share, compared to prior year net income of $23,059,000, or $2.54 per diluted share. The increase in net income was primarily due to favorable margins on Christmas products, the absence of the net write-off related to the Kmart Chapter 11 filing as discussed above, the contribution related to the Offray and Crystal acquisitions and the absence of goodwill amortization in the current year in accordance with SFAS No. 142, partially offset by lower sales and margins on Halloween, Easter and educational products and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2002, the Company had working capital of $167,021,000 and shareholders' equity of $225,575,000. The increase in accounts receivable from March 31, 2002 reflected seasonal billings of Christmas accounts receivables, net of current year collections. The decrease in inventories reflected normal seasonal shipments during the fiscal 2003 shipping season. The decrease in other current assets from March 31, 2002 is primarily attributable to the collection of amounts due under a claims put agreement related to the Chapter 11 proceeding of Kmart. The decrease in goodwill and other intangibles is due to the impairment charge recognized upon adoption of SFAS No. 142 on April 1, 2002, net of the reversal of negative goodwill. The increase in other current liabilities is due to increased accruals of income taxes, sales commissions, royalties and employee benefits. The decrease in shareholders' equity was primarily attributable to the Company's repurchase of an aggregate of 1,100,000 shares of its common stock for $36,510,000 on June 24, 2002, partially offset by the Company's year to date net income.

     The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under an unsecured revolving credit facility with five banks, which was increased from $75,000,000 to $100,000,000 effective June 21, 2002 and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009. The net proceeds received by the Company from the sale of the Senior Notes were approximately $49,706,000 after deduction of costs associated with the sale. The net proceeds from the Senior Notes were used to repay short-term borrowings under the Company's unsecured revolving credit facility. These financial facilities are available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the unsecured revolving credit facility. As of December 31, 2002, the Company had short-term borrowings of $75,900,000. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

                             Contractual Obligations
                                 (in thousands)

                                           Less than 1           1-3            4-5         After 5
                                               Year             Years          Years         Years         Total
                                           -----------         -------        -------      --------       --------
Short term debt                               $75,900          $     -        $     -      $      -       $ 75,900
Capital lease obligations                         107               93              -             -            200
Long-term debt                                      -           10,000         20,000        20,000         50,000
                                              -------          -------        -------       -------       --------
                                              $76,007          $10,093        $20,000       $20,000       $126,100
                                              =======          =======        =======       =======       ========

     In addition, the Company has recorded $3,612,000 in long-term obligations on its consolidated balance sheet as of December 31, 2002, which consists of medical post-retirement liabilities and deferred compensation arrangements.

     All of the Company's off-balance sheet financing is in the form of operating leases which are disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended March 31, 2002. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries. All significant intercompany transactions are eliminated in the consolidated financial statements.

NEW ACCOUNTING STANDARDS
------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." See the notes to the consolidated financial statements for information concerning the Company's implementation and impact of these new standards.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

     The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2002 has not materially changed from March 31, 2002 (See Item 7A of the Annual Report on Form 10-K/A).

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

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

         (b) The Company filed a report on Form 8-K on October 23, 2002 with respect to the acquisition of Crystal Creative Products, Inc.

                                   SIGNATURES
                                   ----------





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            CSS INDUSTRIES, INC.
                                            --------------------
                                            (Registrant)





Date: February 14, 2003                      By: /s/David J. M. Erskine
                                                 -------------------------------
                                                    David J. M. Erskine
                                                    President and Chief
                                                    Executive Officer



Date: February 14, 2003                      By: /s/Clifford E. Pietrafitta
                                                 -------------------------------
                                                    Clifford E. Pietrafitta
                                                    Vice President - Finance,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

                                 CERTIFICATIONS
                                 --------------

I, David J. M. Erskine, certify that:

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

Date:  February 14, 2003


                /s/ David J. M. Erskine
                  David J. M. Erskine,
         President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

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

Date:  February 14, 2003


                    /s/ Clifford E. Pietrafitta
                      Clifford E. Pietrafitta
       Vice President - Finance, Chief Financial Officer and
                    Principal Accounting Officer