Form 10-K
period 2003-03-31
CSS INDUSTRIES INC
filed 2003-06-24
CIK 20629

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 1-2661

                              CSS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-1920657
    -------------------------------                 ----------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

  1845 Walnut Street, Philadelphia, PA                   19103
 ---------------------------------------              -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (215) 569-9900
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each Class         Name of each exchange on which registered
       -------------------         -----------------------------------------
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

                             (Page 1 of Cover Page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes X    No
                                    ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $171,590,933. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2002, being the last trading day of the registrant's most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled "CSS SECURITY OWNERSHIP" in the Proxy Statement to be filed by the registrant for its 2003 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

   At May 27, 2003, there were outstanding 7,746,859 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12 and 13).

                             (Page 2 of Cover Page)

                              CSS INDUSTRIES, INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                     INDEX


                                                                                                      Page
                                                                                                      ----
                                               PART I
Item 1.     Business................................................................................    1
Item 2.     Properties..............................................................................    3
Item 3.     Legal Proceedings.......................................................................    3
Item 4.     Submission of Matters to a Vote of Security Holders.....................................    4

                                              PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...............    5
Item 6.     Selected Financial Data.................................................................    6
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...    7
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..............................   14
Item 8.     Financial Statements and Supplementary Data.............................................   15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   44

                                              PART III

Item 10.    Directors and Executive Officers of the Registrant.......................................  45
Item 11.    Executive Compensation...................................................................  45
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters......................................................................  45
Item 13.    Certain Relationships and Related Transactions...........................................  45
Item 14.    Controls and Procedures..................................................................  45

                                              PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........................... 45
Signatures............................................................................................ 50
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............................. 51

Part I

Item 1. Business.

General

   CSS Industries, Inc. ("CSS" or the "Company") is a consumer products company primarily engaged in the design, manufacture, procurement and sale to mass market retailers of seasonal and social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in twenty-one North American facilities, with the remainder purchased primarily from manufacturers in the Far East. The Company's products are sold to its customers by national and regional account managers and by a network of independent manufacturers' representatives. The Company's operating subsidiaries include The Paper Magic Group, Inc. ("Paper Magic"), acquired by the Company in August 1988, Berwick Industries LLC ("Berwick"), acquired in
May 1993, and Cleo Inc ("Cleo"), acquired in November 1995.

   In recent years, CSS has completed several acquisitions of companies that have been complementary to its existing businesses. During May 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. During March 2002, Berwick completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Subsequent to the acquisition, Berwick changed its name to Berwick Offray LLC ("Berwick Offray"). During October 2002, Cleo acquired all of the capital stock of Crystal Creative Products, Inc. ("Crystal") which is a leading designer, manufacturer and distributor of consumer convenience gift wrap products.

   The Company has experienced growth through a combination of acquisitions and the improvement of existing operations. The Company's goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating business and by acquiring other businesses with leading market positions.

   The Company's Internet address is www.cssindustries.com. On its web site, the following filings are posted as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange
Commission: its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company's web site are available free of charge.

   Principal Products CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, decorative tissue paper, paper and vinyl decorations, and decorative ribbons and bows. CSS' Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley's1 brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets decorative ribbons and bows to its mass market, retail and wholesale distribution customers and teachers' aids and other learning oriented products to the education market through the mass market, school supply distributors and direct-to-retail teachers' stores.

   CSS manufactures and warehouses its products in twenty-one facilities located in Pennsylvania, Maryland, South Carolina, Alabama, Tennessee, Texas, Ohio and Kentucky. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are primarily produced and warehoused in four facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products and are distributed from one facility in northeastern Pennsylvania. Ribbons and bows are manufactured and warehoused in eleven facilities located in northeastern Pennsylvania, Maryland, South Carolina, Alabama and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically and sourced from Mexico, the Far East and Latin America. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis. Tissue products are primarily converted from raw stock into packaged goods at our Maysville, Kentucky facility while industrial tissue products are manufactured at a separate facility in Middletown, Ohio. Tissue and gift bag products are distributed from a facility in Hamilton, Ohio. Other products, designed to the specifications of CSS, are imported from Pacific Rim manufacturers.

   Sales and Marketing Most of CSS' products are sold in the United States and Canada by national and regional account sales managers, inside sales representatives, product specialists and by a network of independent manufacturers' representatives. CSS maintains permanent showrooms in New York City, Memphis, Minneapolis, Dallas, Atlanta and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by these representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and the independent manufacturers' representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers' stores. CSS' revenues are primarily seasonal with approximately 62% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine's Day seasons and all-occasion product sales. Seasonal products are generally designed and marketed beginning approximately eighteen to twenty months before the holiday event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers' representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until after the holiday, in accordance with industry practice. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through inside sales representatives or independent manufacturers representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company's ribbon products. Custom products are sold by both independent manufacturers' representatives and CSS sales managers.

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

   Competition CSS' principal competitor in Christmas products is Plus Mark, Inc. (a subsidiary of American Greetings Corporation). Image Arts Inc., a subsidiary of Hallmark Cards, Inc., is also a competitor in the boxed greeting card business. CSS competes to a limited extent, with other product offerings of Hallmark Cards, Inc. and American Greetings Corporation. These competitors are larger and have greater resources than the Company. In addition, CSS also competes with various companies in each of its other seasonal product offerings.

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

Employees

   At May 27, 2003, approximately 3,420 persons were employed by CSS (increasing to approximately 5,060 as seasonal employees are added).

   With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 730 employees as of May 27, 2003, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

   The Company believes that relationships with its employees are good.

Item 2. Properties.

   The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:


                                                                       Approximate Square Feet
                                                                       -----------------------
Location                             Use                                 Owned       Leased
  --------                           ---                                 -----       ------
Elysburg, PA                         Manufacturing and distribution      253,000          --
Elysburg, PA                         Manufacturing                        68,000          --
Danville, PA                         Distribution                        133,000          --
Troy, PA                             Manufacturing and distribution      223,000          --
Canton, PA                           Distribution                        135,000          --
Berwick, PA                          Manufacturing and distribution      216,000          --
Berwick, PA                          Manufacturing and distribution      220,000          --
Berwick, PA                          Distribution                        226,000          --
Berwick, PA                          Distribution                             --     521,000
Berwick, PA                          Distribution                             --      36,000
Memphis, TN                          Manufacturing and distribution           --     986,000
Memphis, TN                          Distribution                             --     366,000
Hagerstown, MD                       Manufacturing and distribution      284,000          --
Hagerstown, MD                       Manufacturing and distribution       97,000          --
Hartwell, SC                         Manufacturing                       229,000          --
Anniston, AL                         Manufacturing and distribution      120,000          --
Anniston, AL                         Distribution                             --      28,000
El Paso, TX                          Distribution                             --     100,000
Maysville, KY                        Manufacturing                       110,000          --
Middletown, OH                       Manufacturing                            --      71,000
Hamilton, OH                         Distribution                             --     240,000
                                                                       ---------   ---------
   Total                                                               2,314,000   2,348,000
                                                                       =========   =========


   The Company also utilizes owned and leased space aggregating 160,000 square feet for various marketing and administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

   The Company is also the lessee of approximately 42,000 square feet of space (which was related to former operations) portions of which have been subleased by the Company, as sublessor, to various sublessees.

Item 3. Legal Proceedings.

   In November 2002, Bleyer Industries, Inc. ("Bleyer") filed suit against CSS and certain of its subsidiaries in the Supreme Court of the State of New York, County of Nassau. The suit alleges that CSS and certain of its subsidiaries misused certain confidential information disclosed by Bleyer pursuant to certain confidentiality agreements entered into by CSS and Bleyer. The relief sought consists of compensatory damages of approximately $10,000,000, prejudgment interest and punitive damages. CSS believes that the allegations in the complaint lack merit and it is vigorously defending this litigation.

   CSS and its subsidiaries are also involved in ordinary, routine pending legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Principal Market for Common Stock

   The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the quarters during fiscal 2003 and fiscal 2002.


                                                                  High      Low
                                                                 ------   ------
2003
----
 First Quarter ..............................................    $38.35   $32.09
 Second Quarter .............................................     38.70    31.68
 Third Quarter ..............................................     37.60    33.10
 Fourth Quarter .............................................     36.20    28.00

2002
----
 First Quarter ..............................................    $26.35   $21.00
 Second Quarter .............................................     25.99    23.55
 Third Quarter ..............................................     31.17    25.30
 Fourth Quarter .............................................     32.51    24.76


(b) Holders of Common Stock

   At May 27, 2003, there were approximately 1,640 holders of the Company's common stock.

(c) Dividends

   In the fourth quarter of fiscal 2003, the Company declared a dividend of $.10 per share to stockholders of record on the close of business on March 14, 2003. There were no other dividends declared or paid on its common stock during any other quarter in the past two fiscal years. The ability of the Company to pay any cash dividends on its common stock is dependent on the Company's earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company's credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

   At May 27, 2003, there were no shares of preferred stock outstanding.

Item 6. Selected Financial Data

(In thousands, except per share amounts)

                                                                                 Three Month
                                                             Years                 Periods
                                                             Ended                  Ended
                                                            March 31,             March 31,             Years Ended December 31,
                                                        ---------------        ---------------        -----------------------------
                                                        2003       2002        2001       2000        2000        1999      1998(a)
                                                        ----       ----        ----       ----        ----        ----      -------
                                                                                       (Unaudited)
Statement of Operations Data:
 Net Sales........................................    $532,815   $424,309    $ 26,987   $ 24,589    $421,084    $408,867   $417,526
 Income (loss) before income taxes................      40,010     33,455      (9,194)    (9,604)     28,406      28,442     37,926
 Income (loss) before cumulative effect
   of change in accounting principle..............      25,846     21,501      (6,080)    (6,147)     18,231      18,061     24,276
 Cumulative effect of change in
   accounting principle...........................      (8,813)        --          --         --          --          --         --
 Net income (loss)................................      17,033     21,501      (6,080)    (6,147)     18,231      18,061     24,276
 Basic net income (loss) per common share:
   Before cumulative effect of accounting
    change........................................    $   3.29   $   2.44    $   (.69)  $   (.66)   $   2.02    $   1.85   $   2.26
   Cumulative effect of accounting change.........       (1.12)        --          --         --          --          --         --
                                                      --------   --------    --------   --------    --------    --------   --------
   Basic net income (loss) per common share.......    $   2.17   $   2.44    $   (.69)  $   (.66)   $   2.02    $   1.85   $   2.26
                                                      ========   ========    ========   ========    ========    ========   ========
 Diluted net income (loss) per common share:
   Before cumulative effect of accounting
    change........................................    $   3.14   $   2.40    $   (.69)  $   (.66)   $   2.02    $   1.84   $   2.21
   Cumulative effect of accounting change.........       (1.07)        --          --         --          --          --         --
                                                      --------   --------    --------   --------    --------    --------   --------
   Diluted net income (loss) per common share.....    $   2.07   $   2.40    $   (.69)  $   (.66)   $   2.02    $   1.84   $   2.21
                                                      ========   ========    ========   ========    ========    ========   ========
Balance Sheet Data:
 Working capital..................................    $158,962   $125,398    $124,171   $120,402    $133,397    $130,889   $145,165
 Total assets.....................................     351,961    309,503     275,316    257,763     366,597     360,689    386,679
 Short-term debt..................................         109        200         312        424      62,961      63,488     96,198
 Long-term debt...................................      50,063        165         193        434         252         537      2,131
 Stockholders' equity.............................     220,863    234,845     220,945    209,575     227,091     219,477    220,493
 Cash dividends declared per common share.........    $    .10         --          --         --          --          --         --


(a) Results for 1998 include pre-tax income of $5,309, or net income of $3,398, related to restructuring and other special items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Acquisitions and Divestitures

   On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal for approximately $22,891,000 and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $10,151,000 was recorded as goodwill and other intangible assets in the accompanying consolidated balance sheet. During the fourth quarter of fiscal 2003, goodwill increased primarily as a result of an increase of $3,891,000 related to the finalization of amounts allocated to property, plant and equipment that will be disposed of in fiscal 2004. The Company is in the process of finalizing a restructuring plan, related to the Crystal acquisition, under which the Company will restructure its business to integrate the acquired entity with its current businesses. The Company will record a restructuring reserve in the first half of fiscal 2004. In connection with this restructuring reserve, goodwill will be increased by approximately $2,000,000.

   On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of Offray which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. In consideration, the Company paid approximately $44,865,000 in cash, including transaction costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired.

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

Litigation

   In November 2002, Bleyer Industries, Inc. ("Bleyer") filed suit against CSS and certain of its subsidiaries in the Supreme Court of the State of New York, County of Nassau. The suit alleges that CSS and certain of its subsidiaries misused certain confidential information disclosed by Bleyer pursuant to certain confidentiality agreements entered into by CSS and Bleyer. The relief sought consists of compensatory damages of approximately $10,000,000, prejudgment interest and punitive damages. CSS believes that the allegations in the complaint lack merit and it is vigorously defending this litigation.

   CSS and its subsidiaries are also involved in ordinary, routine pending legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

Seasonality and Change in Fiscal Year

   On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period commenced January 1, 2001 and ended March 31, 2001. The Company's new fiscal year begins April 1 and ends March 31. With this change, the Company's fiscal year now coincides with its natural revenue cycle.

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

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

   Consolidated sales for fiscal 2003 increased 26% to $532,815,000 from $424,309,000 in fiscal 2002. This increase was largely a result of the acquisitions of Crystal and Offray. Excluding these acquisitions, sales declined 1% as improved sales of Christmas products were offset by reduced sales of Halloween, Easter and educational products.

   Cost of sales, as a percentage of sales, increased to 74% in 2003 from 73% in 2002 as a result of the impact of acquired businesses. On a comparable basis, excluding the impact of the recently acquired companies, cost of sales as a percentage of sales remained consistent with 2002 results.

   Selling, general and administrative expenses, as a percentage of sales, decreased to 18% in 2003 from 19% in 2002, primarily as a result of the effects of the Kmart Chapter 11 bankruptcy filing in 2002 and the absence of goodwill amortization in accordance with the adoption in 2003 of SFAS No. 142, "Goodwill and Other Intangible Assets."

   Interest expense increased to $3,661,000 in 2003 from $1,898,000 in 2002 primarily as a result of increased borrowings related to acquisitions and the repurchase of 1,100,000 shares of common stock in June 2002.

   Rental and other (income) expense improved from expense of $136,000 to income of $685,000, primarily as a result of gains on foreign currency translation in fiscal 2003.

   Income before income taxes was $40,010,000, or 8% of sales, in fiscal 2003 and $33,455,000, or 8% of sales, in fiscal 2002.

   Income taxes, as a percentage of income before taxes, were 35% in 2003 and 36% in 2002. The decreased rate was primarily due to the absence of non-deductible goodwill amortization in accordance with the adoption of SFAS No. 142 and to the reversal of a portion of the valuation allowance related to certain state income tax benefits from net operating loss carryforwards, offset by the absence of certain items permanently deductible for tax purposes.

   Income before cumulative change in accounting principle for the year ended March 31, 2003 increased 20% to $25,846,000 from $21,501,000 in 2002. Income before cumulative change in accounting principle per diluted share increased 31% to $3.14 per share from $2.40 per share in 2002. The disproportionate increase in diluted earnings per share is the result of the repurchase of 1,100,000 shares of common stock in June 2002. The Company adopted SFAS No. 142, effective April 1, 2002, which resulted in a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $1.07 per diluted share.

Fiscal 2002 Compared to Calendar 2000

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

   Selling, general and administrative expenses, as a percentage of sales, was 19% in fiscal 2002 and 18% in calendar 2000. The increase was primarily the result of the write-off related to the Kmart Chapter 11 bankruptcy filing of $10,352,000, offset by the $5,436,000 gain on a Claims Put Agreement, which enabled the Company to transfer a portion of its Kmart receivables to a third party in the event Kmart filed for bankruptcy and the reversal of other related expenses. See Note 10 of the Notes to Consolidated Financial Statements for additional information. Excluding this event, selling, general and administrative expenses, as a percentage of sales, were in line with the prior year.

   Interest expense decreased 63% to $1,898,000 from $5,080,000 in calendar 2000. The decrease was due to lower interest rates and reduced borrowings as a result of operational cash flow and improved balance sheet management.

   Income before income taxes was $33,455,000, or 8% of sales in fiscal 2002 and $28,406,000, or 7% of sales in calendar 2000.

   Income taxes as a percentage of income before taxes were 36% in fiscal 2002 and calendar 2000.

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

   Cost of sales, as a percentage of sales, was 74% in 2001 and 72% in 2000. The increase in cost of sales, as a percentage of sales, was primarily due to a charge to markdown excess inventories related to the recently completed Easter season and to reflect revised recoverability estimates of Halloween closeout goods.

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

Liquidity and Capital Resources

   At March 31, 2003, the Company had working capital of $158,962,000 and stockholders' equity of $220,863,000. The increase in accounts receivable, net of reserves, from $41,029,000 in 2002 to $47,583,000 in 2003 was primarily a result of additional accounts receivable of $5,415,000 related to the acquisition of Crystal. Inventories, net of reserves, increased from $98,541,000 to $106,648,000 due to additional inventory of $9,947,000 related to the current year acquisition of Crystal, partially offset by the decrease in inventory of the Company's other businesses as a result of improved inventory management. The decrease in other current assets is due to the current year collection of amounts due under the Claims Put Agreement entered into in the prior year which allowed the Company to transfer a portion of its pre-petition Kmart receivable to a third party. Capital expenditures were $12,414,000 in fiscal 2003 compared to $10,007,000 in fiscal 2002 and consisted primarily of costs related to purchases of machinery and equipment.

   The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 62% of sales being Christmas related. As payment for sales of Christmas related products is usually not received until after the respective holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under an unsecured revolving credit facility with five banks, which was increased from $75,000,000 to $100,000,000 effective June 21, 2002, and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009. The net proceeds received by the Company from the sale of the Senior Notes were approximately $49,706,000 after deduction of costs associated with the sale. The net proceeds from the Senior Notes were used to repay short-term borrowings under the Company's unsecured revolving credit facility. These financial facilities are available to fund the seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. At March 31, 2003, there were no short-term amounts outstanding and there were long-term borrowings of $50,000,000 related to the Senior Notes. For information concerning these credit facilities, see Note 8 of the Notes to Consolidated Financial Statements.

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

   On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's common stock. Subsequently, the Executive Committee of the Board of Directors authorized additional repurchases of 3,500,000 shares, for a total of 4,500,000 shares, on terms acceptable to management. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company's credit facilities. The Company repurchased 1,100,000 shares for $36,510,000 and 327,000 shares for $9,409,000 in fiscal 2003 and fiscal 2002, respectively.

   Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

   As of March 31, 2003, the Company's contractual obligations and commitments are as follows (in thousands):


                                                                              Less than 1     1-3        4-5      After 5
Contractual Obligations                                                          Year        Years      Years      Years     Total
-----------------------                                                       -----------   -------    -------    -------   -------
Short term debt...........................................................       $ --       $    --    $    --    $    --   $    --
Capital lease obligations.................................................        109            63         --         --       172
Long-term debt............................................................         --        20,000     20,000     10,000    50,000
                                                                                 ----       -------    -------    -------   -------
                                                                                 $109       $20,063    $20,000    $10,000   $50,172
                                                                                 ====       =======    =======    =======   =======


   In addition, the Company has recorded $3,684,000 in long-term obligations on its consolidated balance sheet as of March 31, 2003, which consists of medical post-retirement liabilities and deferred compensation arrangements.

   As of March 31, 2003, the Company's off-balance sheet obligations are as follows (in thousands):


                                                                               Less than 1     1-3        4-5     After 5
                                                                                  Year        Years      Years     Years     Total
                                                                               -----------   -------    ------    -------   -------
Operating leases...........................................................      $ 8,750     $10,893    $2,516    $2,394    $24,553
Letters of credit..........................................................        4,113          --        --        --      4,113
                                                                                 -------     -------    ------    ------    -------
                                                                                 $12,863     $10,893    $2,516    $2,394    $28,666
                                                                                 =======     =======    ======    ======    =======

   The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries. All significant intercompany transactions are eliminated in the consolidated financial statements.

Critical Accounting Policies

   Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, inventories, intangible assets, income taxes, restructuring and contingency accruals and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue

   Revenue is recognized only upon delivery, when both title and risk of loss transfer to the customer. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

Accounts Receivable

   The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. Customers generally do not have the right to return product except for rights to return that the Company believes are typical of our industry for reasons such as damaged goods, shipping errors or similar occurrences. The Company generally is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company minimizes its exposure to bad debts by evaluating the creditworthiness of its major customers and purchasing credit insurance when appropriate. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivables while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer accounts and by reference to historical experience.

Inventory Valuation

   Inventories are valued at the lower of cost or market. Cost is primarily determined by the first-in, first-out method although certain inventories are valued based on the last-in, first-out method. The Company writes down its inventory for estimated obsolescence in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts.

Product Development Costs

   Product development costs consist of purchases of outside artwork, printing plates and cylinders. The Company classifies these costs as a prepaid expense. Product development costs are incurred approximately 18 to 20 months before the holiday event and are amortized monthly over the selling season, generally within two to four months of the respective holiday event. Product development expense is recorded in selling, general and administrative expense.

Goodwill

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle. In determining the fair value of the reporting units, the Company utilizes cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows are then discounted to the measurement date using a risk-adjusted discount rate. The development of these cash flow models is based on management estimates and assumptions about future operating results, including revenues and earnings.

Accounting for Income Taxes

   As part of the process of preparing our financial statements, we are required to estimate our actual current tax expense (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations.

Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 142. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company began to apply the new accounting rules effective April 1, 2002. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record the impairment of certain goodwill, primarily related to the Company's Paper Magic
- Fall, Spring and Everyday reporting unit, as well as the reversal of negative goodwill related to Cleo and was classified as a cumulative effect of a change in accounting principle.

   SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. The Company adopted the provisions of SFAS No. 145 on April 1, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Interpretation No. 45 was adopted by the Company as of January 1, 2003 and did not have a material effect on its financial position or results of operations.

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

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This statement is effective for contracts entered into or modified after June 30, 2003. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that SFAS No. 150 will have on its financial position and results of operations when adopted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings of $70,002,000 for the year ended March 31, 2003, a 1% increase or decrease in current market interest rates would have increased or decreased interest expense by $700,020.

   Approximately 3% of the Company's sales in fiscal 2003 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations minimal as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency.

CSS INDUSTRIES, INC.
AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

                                     INDEX

                                                                            Page
                                                                            ----
Independent Auditors' Report ...........................................   16-17

Consolidated Balance Sheets - March 31, 2003 and 2002 ..................   18-19

Consolidated Statements of Operations and Comprehensive Income (Loss) -
  for the years ended March 31, 2003 and 2002, for the three month periods ended March 31, 2001 and 2000 and for the year ended December
  31, 2000..............................................................      20

Consolidated Statements of Cash Flows - for the years ended March 31,
  2003 and 2002, for the three month periods ended March 31, 2001 and
  2000 and for the year ended December 31, 2000.........................      21

Consolidated Statements of Stockholders' Equity - for the years ended
  March 31, 2003 and 2002, for the three month period ended March 31,
  2001 and for the year ended December 31, 2000.........................   22-23

Notes to Consolidated Financial Statements .............................   24-43

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CSS Industries, Inc.:

   We have audited the 2003 consolidated financial statements of CSS Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2003 consolidated financial statements, we also have audited the 2003 consolidated financial statement schedule listed in
Item 15 of this Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The consolidated financial statements and consolidated financial statement schedule of CSS Industries, Inc. and subsidiaries for the years ended March 31, 2002 and December 31, 2000 and the three month period ended March 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revisions and restatement described in Notes 1 and 2 to the consolidated financial statements, in their report dated May 14, 2002.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed above, the consolidated financial statements of CSS Industries, Inc. and subsidiaries for the years ended March 31, 2002 and December 31, 2000 and the three month period ended March 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of April 1, 2002. In our opinion, the disclosures for the years ended March 31, 2002 and December 31, 2000 and the three month period ended March 31, 2001 in Note 2 are appropriate. As described in Note 1, these consolidated financial statements have been restated to give effect to the classification of the customer programs reserve as a liability in the Consolidated Balance Sheet. Previously, the customer programs reserve was included in allowances as a reduction of accounts receivable. We audited the adjustments that were applied to revise the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements for the years ended March 31, 2002 and December 31, 2000 and the three month period ended March 31, 2001 of CSS Industries, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the years ended March 31, 2002 and December 31, 2000 and the three month period ended March 31, 2001 taken as a whole.

                                    KPMG LLP

Philadelphia, Pennsylvania
May 16, 2003, except as to
Note 16, which is as of May 27, 2003

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


                                                   ARTHUR ANDERSEN LLP

Philadelphia, PA
May 14, 2002

Note: The report above is a copy of a previously issued report and has not been reissued by Arthur Andersen LLP (Andersen). Certain financial information for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000 was not reviewed by Andersen and includes: (i) as described in Note 2, the inclusion of transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of April 1, 2002, and (ii) as described in Note 1, restatements to give effect to the reclassification of customer programs reserve.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)


                                                                  March 31,
                                                             -------------------
                        ASSETS                                 2003       2002
                                                             --------   --------
CURRENT ASSETS

 Cash and cash equivalents ..............................    $ 51,981   $ 20,006
 Accounts receivable, net of allowances of $5,926 and
   $2,467 ...............................................      47,583     41,029
 Inventories ............................................     106,648     98,541
 Income tax receivable ..................................       2,398      2,222
 Deferred income taxes ..................................       6,226      6,408
 Other current assets ...................................      13,771     19,471
                                                             --------   --------
   Total current assets..................................     228,607    187,677
                                                             --------   --------
PROPERTY, PLANT AND EQUIPMENT

 Land ...................................................       2,110      1,450
 Buildings, leasehold interests and improvements ........      48,523     41,087
 Machinery, equipment and other .........................     109,090    101,605
                                                             --------   --------
                                                              159,723    144,142
 Less -- Accumulated depreciation .......................     (76,992)   (63,716)
                                                             --------   --------
   Net property, plant and equipment.....................      82,731     80,426
                                                             --------   --------
OTHER ASSETS

 Goodwill ...............................................      31,017     37,322
 Intangible assets, net of accumulated amortization of
   $129 and $3 ..........................................       5,028        334
 Other ..................................................       4,578      3,744
                                                             --------   --------
   Total other assets....................................      40,623     41,400
                                                             --------   --------
                                                             $351,961   $309,503
                                                             ========   ========


                                                                 March 31,
                                                            --------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY               2003        2002
                                                            ---------   --------
CURRENT LIABILITIES

 Note payable ..........................................    $      --   $     --
 Current portion of long-term debt .....................          109        200
 Accounts payable ......................................       24,399     19,413
 Accrued payroll and other compensation ................        9,417      5,613
 Accrued restructuring expenses ........................        1,115      4,541
 Accrued customer programs .............................       13,334     11,008
 Accrued other expenses ................................       21,271     21,504
                                                            ---------   --------
   Total current liabilities............................       69,645     62,279
                                                            ---------   --------
LONG-TERM DEBT, NET OF CURRENT PORTION .................       50,063        165
                                                            ---------   --------
OTHER LONG-TERM OBLIGATIONS ............................        3,684      2,973
                                                            ---------   --------
DEFERRED INCOME TAXES ..................................        7,706      9,241
                                                            ---------   --------
COMMITMENTS AND CONTINGENCIES ..........................           --         --

STOCKHOLDERS' EQUITY

 Preferred stock, Class 2, $.01 par, 1,000,000 shares
   authorized ..........................................           --         --
 Common stock, $.10 par, 20,000,000 shares authorized
   12,366,566 shares
   issued at March 31, 2003 and 2002....................        1,237      1,237
 Additional paid-in capital ............................       31,147     29,725
 Retained earnings .....................................      303,777    287,515
 Accumulated other comprehensive loss, net of tax ......         (289)      (273)
 Common stock in treasury, 4,643,031 and 3,781,097
   shares, at cost                                           (115,009)   (83,359)
                                                            ---------   --------
   Total stockholders' equity...........................      220,863    234,845
                                                            ---------   --------
                                                            $ 351,961   $309,503
                                                            =========   ========



















                See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)


                                                                          For the Years        For the Three Month
                                                                              Ended               Periods Ended           For the
                                                                            March 31,               March 31,           Year Ended
                                                                       -------------------    ----------------------   December 31,
                                                                         2003       2002        2001        2000           2000
                                                                       --------   --------    -------    -----------   ------------
                                                                                                         (Unaudited)
NET SALES..........................................................    $532,815   $424,309    $26,987      $24,589       $421,084
                                                                       --------   --------    -------      -------       --------
COSTS AND EXPENSES
 Cost of sales.....................................................     392,588    309,409     19,963       17,639        312,586
 Selling, general and administrative expenses......................      97,241     79,411     16,061       16,141         75,135
 Interest expense, net of interest income of $170,
   $462, $484, $90 and $123........................................       3,661      1,898         48          396          5,080
 Rental and other (income) expense, net............................        (685)       136        109           17           (123)
                                                                       --------   --------    -------      -------       --------
                                                                        492,805    390,854     36,181       34,193        392,678
                                                                       --------   --------    -------      -------       --------
INCOME (LOSS) BEFORE INCOME TAXES..................................      40,010     33,455     (9,194)      (9,604)        28,406

INCOME TAX PROVISION (BENEFIT).....................................      14,164     11,954     (3,114)      (3,457)        10,175
                                                                       --------   --------    -------      -------       --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE.................................      25,846     21,501     (6,080)      (6,147)        18,231

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF TAX OF $2,843...................................      (8,813)        --         --           --             --
                                                                       --------   --------    -------      -------       --------
NET INCOME (LOSS)..................................................    $ 17,033   $ 21,501    $(6,080)     $(6,147)      $ 18,231
                                                                       ========   ========    =======      =======       ========
BASIC NET INCOME (LOSS) PER COMMON SHARE
 Before cumulative effect of accounting change.....................    $   3.29   $   2.44    $  (.69)     $  (.66)      $   2.02
 Cumulative effect of accounting change............................       (1.12)        --         --           --             --
                                                                       --------   --------    -------      -------       --------
 Basic net income (loss) per common share..........................    $   2.17   $   2.44    $  (.69)     $  (.66)      $   2.02
                                                                       ========   ========    =======      =======       ========
DILUTED NET INCOME (LOSS) PER COMMON SHARE
 Before cumulative effect of accounting change.....................    $   3.14   $   2.40    $  (.69)     $  (.66)      $   2.02
 Cumulative effect of accounting change............................       (1.07)        --         --           --             --
                                                                       --------   --------    -------      -------       --------
 Diluted net income (loss) per common share........................    $   2.07   $   2.40    $  (.69)     $  (.66)      $   2.02
                                                                       ========   ========    =======      =======       ========
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)
 Net income (loss).................................................    $ 17,033   $ 21,501    $(6,080)     $(6,147)      $ 18,231
 Change in fair value of interest rate
   swap agreements, net............................................         (14)      (196)       (66)          --             --
 Foreign currency translation adjustment...........................          (2)       (11)        --           --             --
                                                                       --------   --------    -------      -------       --------
 Comprehensive income (loss).......................................    $ 17,017   $ 21,294    $(6,146)     $(6,147)      $ 18,231
                                                                       ========   ========    =======      =======       ========





                See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)


                                                                          For the Years         For the Three Month
                                                                              Ended                Periods Ended          For the
                                                                            March 31,                March 31,          Year Ended
                                                                      ---------------------    ---------------------   December 31,
                                                                        2003         2002        2001        2000          2000
                                                                      ---------   ---------    --------    ---------   ------------
                                                                                               (Unaudited)
Cash flows from operating activities:
 Net income (loss)................................................    $  17,033   $  21,501    $ (6,080)   $  (6,147)    $  18,231
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Cumulative effect of accounting change, net
    of tax........................................................        8,813          --          --           --            --
   Depreciation and amortization..................................       13,894      11,645       2,655        2,527        10,358
   Provision for doubtful accounts................................        1,521      10,936         174          133         1,323
   Deferred tax provision (benefit)...............................        1,490       2,297        (413)         (51)        1,699
   (Gain) on claims put agreement.................................           --      (5,436)         --           --            --
   (Gain) loss on sale or disposal of assets......................           (7)         (3)          1           (7)           35
   Compensation expense on stock option issuance..................           --          --          --           --            93
   Changes in assets and liabilities, net of effects of
    acquisitions:
    Decrease (increase) in accounts receivable....................       14,640      (8,192)    165,926      141,251       (19,141)
    Decrease (increase) in inventories............................       10,442      13,506     (28,140)     (40,947)       10,884
    Decrease (increase) in other assets...........................        7,424     (10,483)     (1,199)        (332)        1,428
    (Decrease) increase in accounts payable.......................       (4,903)     (5,622)     (3,350)      (2,278)        2,486
    Increase (decrease) in accrued taxes..........................          792       1,371     (10,516)     (11,751)         (222)
    (Decrease) increase in accrued expenses.......................       (1,793)     13,535     (12,015)     (14,910)       (2,415)
                                                                      ---------   ---------    --------    ---------     ---------
     Total adjustments............................................       52,313      23,554     113,123       73,635         6,528
                                                                      ---------   ---------    --------    ---------     ---------
     Net cash provided by operating activities....................       69,346      45,055     107,043       67,488        24,759
                                                                      ---------   ---------    --------    ---------     ---------
Cash flows from investing activities:
 Purchases of businesses, net of cash received of
   $1 in 2003 and $295 in 2002....................................      (22,890)    (52,378)         --           --            --
 Purchase of property, plant and equipment........................      (12,414)    (10,007)     (3,482)      (2,586)      (13,877)
 Proceeds from sale of assets.....................................           30       4,251          --           37            56
                                                                      ---------   ---------    --------    ---------     ---------
     Net cash used for investing activities                             (35,274)    (58,134)     (3,482)      (2,549)      (13,821)
                                                                      ---------   ---------    --------    ---------     ---------
Cash flows from financing activities:
 Payments on long-term obligations................................       (1,005)     (1,181)       (317)      (1,665)       (2,706)
 Borrowings on long-term obligations..............................           --         170          --           --            86
 Borrowings on notes payable......................................      458,215     199,570         560       52,925       782,720
 Payments on notes payable........................................     (458,215)   (199,570)    (63,175)    (115,295)     (782,475)
 Repayment of acquisition debt....................................      (18,828)         --          --           --            --
 Proceeds from the issuance of long-term debt.....................       50,000          --          --           --            --
 Payment of private placement transaction costs...................         (294)         --          --           --            --
 Dividends paid...................................................         (771)         --          --           --            --
 Purchase of treasury stock.......................................      (36,510)     (9,409)         --       (3,819)      (10,861)
 Proceeds from exercise of stock options..........................        5,313       1,829          --           64            64
                                                                      ---------   ---------    --------    ---------     ---------
     Net cash used for financing activities.......................       (2,095)     (8,591)    (62,932)     (67,790)      (13,172)
                                                                      ---------   ---------    --------    ---------     ---------
Effect of exchange rate changes on cash...........................           (2)        (11)         --           --            --
                                                                      ---------   ---------    --------    ---------     ---------
Net increase (decrease) in cash and cash equivalents..............       31,975     (21,681)     40,629       (2,851)       (2,234)
Cash and cash equivalents at beginning of period..................       20,006      41,687       1,058        3,292         3,292
                                                                      ---------   ---------    --------    ---------     ---------
Cash and cash equivalents at end of period........................    $  51,981   $  20,006    $ 41,687    $     441     $   1,058
                                                                      =========   =========    ========    =========     =========


                See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

(In thousands, except share amounts)


                                                                                            Preferred Stock        Common Stock
                                                                                           -----------------    -------------------
                                                                                           Shares     Amount      Shares     Amount
                                                                                           ------    -------    ----------   ------
BALANCE, JANUARY 1, 2000 ...............................................................       --    $    --    12,366,566   $1,237
 Issuance of common stock upon exercise of
   stock options........................................................................       --         --            --       --
 Tax benefit associated with exercise of
   stock options........................................................................       --         --            --       --
 Compensation expense on stock option
   issuance.............................................................................       --         --            --       --
 Increase in treasury shares ...........................................................       --         --            --       --
 Net income ............................................................................       --         --            --       --
                                                                                           ------    -------    ----------   ------
BALANCE, DECEMBER 31, 2000 .............................................................       --         --    12,366,566    1,237
 Change in fair value of interest rate swap
   agreements, net......................................................................       --         --            --       --
 Net loss ..............................................................................       --         --            --       --
                                                                                           ------    -------    ----------   ------
BALANCE, MARCH 31, 2001 ................................................................       --         --    12,366,566    1,237
 Tax benefit associated with exercise of
   stock options........................................................................       --         --            --       --
 Issuance of common stock upon exercise of
   stock options........................................................................       --         --            --       --
 Increase in treasury shares ...........................................................       --         --            --       --
 Change in fair value of interst rate swap
   agreements, net......................................................................       --         --            --       --
 Foreign currency translation adjustment ...............................................       --         --            --       --
 Net income ............................................................................       --         --            --       --
                                                                                           ------    -------    ----------   ------
BALANCE, MARCH 31, 2002 ................................................................       --         --    12,366,566    1,237
 Tax benefit associated with exercise of
   stock options........................................................................       --         --            --       --
 Issuance of common stock upon exercise of
   stock options........................................................................       --         --            --       --
 Increase in treasury shares ...........................................................       --         --            --       --
 Change in fair value of interest rate swap
   agreements, net......................................................................       --         --            --       --
 Foreign currency translation adjustment ...............................................       --         --            --       --
 Cash dividends declared ($.10 per share) ..............................................       --         --            --       --
 Net income ............................................................................       --         --            --       --
                                                                                           ------    -------    ----------   ------
BALANCE, MARCH 31, 2003 ................................................................       --    $    --    12,366,566   $1,237
                                                                                           ======    =======    ==========   ======


                                                                            Common Stock
                          Additional                Accumulated Other        in Treasury
                           Paid-in      Retained      Comprehensive     -----------------------
                           Capital      Earnings         Income           Shares       Amount       Total
                           -------      --------         ------           ------       ------       -----
                           $29,358      $253,882         $  --          (2,998,381)   $ (65,000)  $219,477

                               --            (53)           --               5,535          117         64

                                87            --            --                  --           --         87

                                93            --            --                  --           --         93
                               --             --            --            (543,200)     (10,861)   (10,861)
                               --         18,231            --                  --           --     18,231
                           -------      --------         -----          ----------    ---------   --------
                            29,538       272,060            --          (3,536,046)     (75,744)   227,091

                               --             --           (66)                 --           --        (66)
                               --         (6,080)           --                  --           --     (6,080)
                           -------      --------         -----          ----------    ---------   --------
                            29,538       265,980           (66)         (3,536,046)     (75,744)   220,945

                               187            --            --                  --           --        187

                               --             34            --              81,949        1,794      1,828
                               --             --            --            (327,000)      (9,409)    (9,409)

                               --             --          (196)                 --           --       (196)
                               --             --           (11)                 --           --        (11)
                               --         21,501            --                  --           --     21,501
                           -------      --------         -----          ----------    ---------   --------
                            29,725       287,515          (273)         (3,781,097)     (83,359)   234,845

                               969            --            --                  --           --        969

                               453            --            --             238,066        4,860      5,313
                               --             --            --          (1,100,000)     (36,510)   (36,510)

                               --             --           (14)                 --           --        (14)
                               --             --            (2)                 --           --         (2)
                               --           (771)           --                  --           --       (771)
                               --         17,033            --                  --           --     17,033
                           -------      --------         -----          ----------    ---------   --------
                           $31,147      $303,777         $(289)         (4,643,031)   $(115,009)  $220,863
                           =======      ========         =====          ==========    =========   ========

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation

   The consolidated financial statements include the accounts of CSS Industries, Inc. ("CSS" or the "Company") and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of stockholders' equity. Gains and losses on foreign currency transactions are not material and are included in rental and other (income) expense, net in the consolidated statements of operations.

   Nature of Business

   CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS' product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company's market leadership position. A substantial portion of CSS' products are manufactured, packaged and warehoused in twenty-one North American facilities, with the remainder purchased primarily from manufacturers in the Far East. The Company's products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers' representatives. The Company's operating subsidiaries include The Paper Magic Group, Inc. ("Paper Magic"), Berwick Offray LLC ("Berwick"), and Cleo Inc ("Cleo").

   Change in Fiscal Year

   On February 21, 2001, CSS' Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The transition period began January 1, 2001 and ended March 31, 2001. The Company's new fiscal year begins April 1 and ends March 31. With this change, the Company's fiscal year now coincides with its natural revenue cycle.

   Reclassification

   Prior to 2003, the Company classified the customer programs reserve as a reduction of accounts receivable. During 2003, the Company began to classify the customer programs reserve as a current liability and have reclassified prior period amounts to conform with the current-year presentation. Balances for customer program reserves are $13,334,000 and $11,008,000 as of March 31, 2003 and 2002, respectively.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. Such estimates include the valuation of inventory and accounts receivable reserves, the assessment of goodwill, income tax valuation and resolution of litigation. Actual results could differ from these estimates.

   Inventories

   The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt of in-transit inventory of overseas product. The Company adjusts unsalable and slow-moving inventory to its net realizable value. Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market which was $2,376,000 and $5,948,000 at March 31, 2003 and 2002,
respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,248,000 and $1,147,000 at March 31, 2003 and 2002, respectively. Inventories consisted of the following:

          (in thousands)                                                  2003       2002
                                                                        --------   -------
          Raw material .............................................    $ 24,260   $25,196
          Work-in-process ..........................................      30,183    28,612
          Finished goods                                                  52,205    44,733
                                                                        --------   -------
                                                                        $106,648   $98,541
                                                                        ========   =======


   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

          Buildings, leasehold interests and improvements .......   Lease term to 45 years
          Machinery, equipment and other ........................   3 to 12 years


   When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives. Depreciation expense was $13,768,000, $10,427,000, $2,336,000 and
$9,080,000 in the years ended March 31, 2003 and 2002, in the three month period ended March 31, 2001 and in the year ended December 31, 2000, respectively.

   Long-Lived Assets

   Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to supply a single accounting approach for measuring impairment of long-lived assets, including definite lived intangible assets, businesses accounted for as a discontinued operation, assets to be sold and assets to be disposed of other than by sale. The initial adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

   Under SFAS No. 144, long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

   Goodwill and Intangible Assets

   When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is goodwill. Goodwill is recorded as an asset on the consolidated balance sheet.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis but instead are subject to impairment testing at least annually. The Company adopted SFAS No. 142 on April 1, 2002. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record the impairment of certain goodwill, primarily related to the Company's Paper Magic
- Fall, Spring and Everyday reporting unit, as well as the reversal of negative goodwill related to Cleo, and was classified as a cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of SFAS No. 142 reduced amortization expense by approximately $1,191,000 for fiscal 2003. Fiscal 2002, the three month period ended March 31, 2001 and calendar 2000 included amortization expense of $1,213,000, $318,000 and $1,272,000, respectively. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives.

   Prior to April 1, 2002, the Company amortized goodwill over periods not exceeding 40 years.

   In addition to goodwill, at March 31, 2003 the Company has $4,500,000 of other intangible assets relating to trade names that are not subject to amortization and $657,000 of other intangible assets relating primarily to a covenant not to compete that are being amortized over periods of three to five years.

   Derivative Financial Instruments

   The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate and currency risk. Derivatives are not used for trading or speculative activities. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 was not material to the consolidated statements of operations or financial position of the Company.

   The Company recognizes all derivatives on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions.

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

   The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2003. The notional amount of open forward exchange contracts as of March 31, 2002 was $26,000 and the related gain was not material.

   During 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates were $32,838,000 and $21,890,000 for fiscal years 2002 and 2003, respectively. The average notional amount of interest rate swap contracts subject to fixed rates outstanding as of March 31, 2003 for fiscal 2004 is $10,946,000. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments were at a weighted average rate of 4.82% and 4.96% in fiscal 2002 and 2003, respectively. Fixed interest rate payments for existing contracts at March 31, 2003 will be at a weighted average rate of 5.09% for fiscal 2004. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense and amounted to $722,000 and $583,000 for the years ended March 31, 2003 and 2002, respectively.

   The fair value of interest rate swap agreements is included in other current liabilities and totaled $437,000 and $426,000 as of March 31, 2003 and 2002, respectively.

   Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities and the tax effects of net operating loss carryforwards. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

   Revenue Recognition

   The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

   Product Development Costs

   Product development costs consist of purchases of outside artwork, printing plates and cylinders. The Company classifies these costs as a prepaid expense. Product development costs are incurred approximately 18 to 20 months before the holiday event and are amortized monthly over the selling season, generally within two to four months of the respective holiday event. Product development expense is recorded in selling, general and administrative expense.

   Product development costs capitalized as of March 31, 2003 and 2002 were $5,113,000 and $5,435,000, respectively. Product development expense of $6,424,000, $5,319,000, $369,000 and $7,847,000 was recognized in the years ended March 31, 2003 and 2002, in the three month period ended March 31, 2001 and in the year ended December 31, 2000, respectively.

   Shipping and Handling Costs

   Shipping and handling costs are reported in cost of sales in the consolidated statements of operations.

   Stock-Based Compensation

   The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced as follows:



                                                                                    For the Years        For the
                                                                                        Ended          Three Month       For the
                                                                                       March 31,       Period Ended    Year Ended
                                                                                  ------------------     March 31,     December 31,
                                                                                    2003       2002         2001           2000
                                                                                  -------    -------    ------------   ------------
(in thousands, except per share amounts)

Net income (loss), as reported ................................................   $17,033    $21,501      $(6,080)        $18,231
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for all awards, net of
  related tax effects..........................................................    (3,216)    (2,492)        (681)         (2,368)
                                                                                  -------    -------      -------         -------
Pro forma net income (loss) ...................................................   $13,817    $19,009      $(6,761)        $15,863
                                                                                  =======    =======      =======         =======
Earnings (loss) per share:
Basic - as reported ...........................................................   $  2.17    $  2.44      $  (.69)        $  2.02
Basic - pro forma .............................................................   $  1.76    $  2.15      $  (.77)        $  1.76

Diluted - as reported .........................................................   $  2.07    $  2.40      $  (.69)        $  2.02
Diluted - pro forma ...........................................................   $  1.68    $  2.12      $  (.77)        $  1.75


   Net Income (Loss) Per Common Share

   The following table sets forth the computation of basic income (loss) per common share and diluted income (loss) per common share for the years ended March 31, 2003 and 2002, for the three month period ended March 31, 2001 and for the year ended December 31, 2000:

(in thousands, except per share amounts)



                                                                                     For the Years        For the
                                                                                         Ended          Three Month      For the
                                                                                        March 31,       Period Ended    Year Ended
                                                                                  ------------------      March 31,     December 31,
                                                                                    2003       2002         2001           2000
                                                                                  -------    -------    ------------   ------------
Numerator:
 Income (loss) before cumulative effect of accounting
   change......................................................................   $25,846    $21,501      $(6,080)        $18,231
 Cumulative effect of accounting change .......................................    (8,813)        --           --              --
                                                                                  -------    -------      -------         -------
 Net income (loss) ............................................................   $17,033    $21,501      $(6,080)        $18,231
                                                                                  =======    =======      =======         =======
Denominator:
 Weighted average shares outstanding for
   basic income (loss) per common share........................................     7,856      8,827        8,831           9,037
 Effect of dilutive stock options .............................................       369        145           --               4
                                                                                  -------    -------      -------         -------
 Adjusted weighted average shares outstanding
   for diluted income (loss) per common share..................................     8,225      8,972        8,831           9,041
                                                                                  =======    =======      =======         =======
Basic net income (loss) per common share:
Income (loss) before cumulative effect of
   accounting change...........................................................   $  3.29    $  2.44      $  (.69)        $  2.02
Cumulative effect of accounting change ........................................     (1.12)        --           --              --
                                                                                  -------    -------      -------         -------
Net income (loss) per common share ............................................   $  2.17    $  2.44      $  (.69)        $  2.02
                                                                                  =======    =======      =======         =======
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of
   accounting change...........................................................   $  3.14    $  2.40      $  (.69)        $  2.02
Cumulative effect of accounting change ........................................     (1.07)        --           --              --
                                                                                  -------    -------      -------         -------
Net income (loss) per common share ............................................   $  2.07    $  2.40      $  (.69)        $  2.02
                                                                                  =======    =======      =======         =======

   Options on 51,000 shares, 480,000 shares and 633,000 shares of common stock were not included in computing diluted income per common share for the years ended March 31, 2003 and 2002 and December 31, 2000, respectively, because their effects were antidilutive. Options on 1,589,000 shares were not included in computing diluted loss per common share for the three months ended March 31, 2001 because their effects were antidilutive due to the Company's loss during the period.

   Statements of Cash Flows

   For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of less than three months to be cash equivalents.

                 Supplemental Schedule of Cash Flow Information

(In thousands)



                                                                                    For the Years         For the
                                                                                        Ended           Three Month       For the
                                                                                       March 31,        Period Ended    Year Ended
                                                                                  ------------------      March 31,     December 31,
                                                                                    2003       2002         2001           2000
                                                                                  -------    -------    ------------   ------------
Cash paid during the year for:
 Interest .....................................................................   $ 3,352    $ 2,139       $  917         $5,290
                                                                                  =======    =======       ======         ======
 Income taxes .................................................................   $13,351    $10,705       $9,053         $9,120
                                                                                  =======    =======       ======         ======
Details of acquisitions:
 Fair value of assets acquired ................................................   $56,257    $64,499           --             --
 Liabilities assumed ..........................................................    33,366     11,826           --             --
                                                                                  -------    -------       ------         ------
 Cash paid ....................................................................    22,891     52,673           --             --
 Less cash acquired ...........................................................         1        295           --             --
                                                                                  -------    -------       ------         ------
Net cash paid for acquisitions ................................................   $22,890    $52,378       $   --         $   --
                                                                                  =======    =======       ======         ======


See Note 3 for supplemental disclosure of non-cash investing activities.

(2) GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142:

   Effective July 1, 2001 and April 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, respectively. The guidance in SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations." Upon adoption of SFAS No. 142, amortization of existing goodwill ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date. These impairment tests are conducted on each reporting unit of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable reporting unit to its respective carrying value. For those reporting units where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment, if any.

   The Company had approximately $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded on its consolidated balance sheet at the beginning of fiscal year 2003. The negative goodwill related entirely to the acquisition of Cleo. Cleo was purchased on November 15, 1995 at a discount to fair value and after all long-term assets were reduced to $0 in purchase accounting, the remaining discount was recorded as negative goodwill and was being amortized over ten years. The $2,393,000 of remaining negative goodwill within the Cleo reporting unit was required to be reversed upon adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of 2003, and determined that $14,049,000 of goodwill recorded within the Company's Paper Magic - Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

   The fair value of the reporting units was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of 2003 to record this impairment as well as the reversal of negative goodwill and was classified as a cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2003, the Company performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed.

   Amortization expense for goodwill and negative goodwill for the year ended March 31, 2002, for the three month period ended March 31, 2001 and for the year ended December 31, 2000 was $1,213,000, $318,000 and $1,272,000,
respectively. The effects on income and income per common share of excluding such goodwill amortization from the year ended March 31, 2002, from the three month period ended March 31, 2001 and from the year ended December 31, 2000 follows (in thousands, except per share data):



                                                                                     For the Years        For the
                                                                                        Ended           Three Month       For the
                                                                                       March 31,        Period Ended    Year Ended
                                                                                  ------------------      March 31,     December 31,
                                                                                    2003       2002         2001           2000
                                                                                  -------    -------    ------------   ------------
Income (loss) before accounting change, as reported ...........................   $25,846    $21,501      $(6,080)        $18,231
Add back:
 Goodwill and negative goodwill amortization, net
  of income taxes..............................................................        --      1,088          287           1,147
                                                                                  -------    -------      -------         -------
Pro forma income (loss) before accounting change ..............................   $25,846    $22,589      $(5,793)        $19,378
                                                                                  =======    =======      =======         =======
Net income (loss) as reported .................................................   $17,033    $21,501      $(6,080)        $18,231
Add back:
 Goodwill and negative goodwill amortization, net
  of income taxes..............................................................        --      1,088          287           1,147
                                                                                  -------    -------      -------         -------
Pro forma net income (loss) ...................................................   $17,033    $22,589      $(5,793)        $19,378
                                                                                  =======    =======      =======         =======
Pro forma income (loss) per common share before
 accounting change:
 Basic ........................................................................   $  3.29    $  2.56      $  (.66)        $  2.14
                                                                                  =======    =======      =======         =======
 Diluted ......................................................................   $  3.14    $  2.52      $  (.66)        $  2.14
                                                                                  =======    =======      =======         =======
Pro forma net income (loss) per common share:
 Basic ........................................................................   $  2.17    $  2.56      $  (.66)        $  2.14
                                                                                  =======    =======      =======         =======
 Diluted ......................................................................   $  2.07    $  2.52      $  (.66)        $  2.14
                                                                                  =======    =======      =======         =======


   The changes in the carrying amount of goodwill for the year ended March 31, 2003 are as follows (in thousands):

      Balance as of March 31, 2002 ..............................              $37,322

      Cumulative effect of adopting SFAS No. 142:
       Impairment loss recognized ...............................   (14,049)
       Elimination of negative goodwill .........................     2,393
                                                                    -------
                                                                               (11,656)
      Acquisition of Crystal ....................................                5,351
                                                                               -------
      Balance as of March 31, 2003 ..............................              $31,017
                                                                               =======


   In addition to goodwill, the Company has $4,500,000 of other intangible assets relating to trade names that are not subject to amortization and $657,000 of other intangible assets, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years. Accumulated amortization at March 31, 2003 was $129,000 and amortization expense for fiscal 2003 was $126,000. The estimated amortization expense for fiscal 2004, 2005, 2006, 2007 and 2008 is $151,000, $151,000, $94,000, $94,000
and $38,000, respectively.

(3) BUSINESS ACQUISITIONS AND DIVESTITURES:

   Crystal Creative Products, Inc.

   On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal for approximately $22,891,000 and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products and competed in the seasonal end of the gift bag and tissue markets with the Company's existing product lines. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $10,151,000 was recorded as goodwill and other intangible assets in the accompanying consolidated balance sheet. During the fourth quarter of fiscal 2003, goodwill increased primarily as a result of an increase of $3,891,000 related to the finalization of amounts allocated to property, plant and equipment that will be disposed of in fiscal 2004. Of the $10,151,000 of acquired intangible assets, $4,500,000 was assigned to trade names that are not subject to amortization, $5,351,000 was assigned to goodwill (all of which is expected to be deductible for tax purposes) and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

      Current assets......................................................    $ 43,910
      Property, plant and equipment.......................................       2,196
      Intangible assets...................................................       4,800
      Goodwill............................................................       5,351
                                                                              --------
       Total assets acquired..............................................      56,257
                                                                              --------
      Current liabilities.................................................     (13,047)
      Long-term debt......................................................     (18,828)
      Other long-term liabilities.........................................      (1,491)
                                                                              --------
       Total liabilities assumed..........................................     (33,366)
                                                                              --------
       Net assets acquired................................................    $ 22,891
                                                                              ========


   The Company is in the process of finalizing a restructuring plan, related to the Crystal acquisition, under which the Company will restructure its business to integrate the acquired entity with its current businesses. The Company will record a restructuring reserve in the first half of fiscal 2004. In connection with this restructuring reserve, goodwill will be increased by approximately $2,000,000.

   The unaudited consolidated results of operations of the Company and Crystal on a pro forma basis, as though the transaction had been consummated at the beginning of the respective periods, were as follows (in thousands):

                                                                       Year Ended
                                                                        March 31,
                                                                  --------------------
                                                                    2003        2002
                                                                  --------    --------
      Net sales ...............................................   $568,446    $501,836
      Income before cumulative effect of change in accounting
       principle ..............................................     24,384      23,538
      Net income ..............................................     15,571      23,538
      Income per common share before cumulative effect of
       accounting change:
       Basic ..................................................   $   3.10    $   2.67
       Diluted ................................................   $   2.96    $   2.62
      Income per common share:
       Basic ..................................................   $   1.98    $   2.67
       Diluted ................................................   $   1.89    $   2.62

   Pro forma adjustments included in the above reflect the effect of purchase accounting adjustments on interest, depreciation and tax expense.

   C. M. Offray & Son, Inc.

   On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of Offray which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Berwick acquired substantially all of the business and assets of Offray for approximately $44,865,000 in cash, including transaction costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase. In the current year, the Company finalized the purchase price allocation relating to Offray and the purchase price still approximated the fair market value of the net assets acquired, therefore, no goodwill was recorded.

   In conjunction with the acquisition of Offray, the Company's management approved a restructuring plan. As part of this plan, the Company accrued $4,541,000 on the day of acquisition for severance and costs related to the closure of certain facilities. As of March 31, 2003, the Company had closed Offray's distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland. As of March 31, 2003, the Company had terminated 80 of approximately 125 employees included in the restructuring plan. Payments, mainly for severance costs, of approximately $1,270,000 were made in the year ended March 31, 2003. In addition, during the year, there were reductions in the restructuring accrual of approximately $2,156,000. Such reductions were for costs related to the closure of certain facilities that were less than originally estimated as well as severance and certain other costs that will be expensed as incurred. There was a corresponding reduction in property, plant and equipment for this amount. As of March 31, 2003, the remaining liability of approximately $1,115,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid during fiscal 2004.

Selected information relating to the restructuring costs follows (in thousands):


                                                                                                          Contractual
                                                                                                        Obligations and
                                                                                         Severance    Facility Exit Costs    Total
                                                                                         ---------    -------------------   -------
Initial accrual as of March 31, 2002.................................................      $2,465           $ 2,076         $ 4,541
Cash paid - 2003.....................................................................        (990)             (280)         (1,270)
Noncash reductions - 2003............................................................        (762)           (1,394)         (2,156)
                                                                                           ------           -------         -------
Restructuring reserve as of March 31, 2003...........................................      $  713           $   402         $ 1,115
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

(4) TREASURY STOCK TRANSACTIONS:

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

   On February 19, 1998, the Company announced that its Board of Directors had authorized the buyback of up to 1,000,000 shares of the Company's Common Stock. Subsequently, the Board of Directors authorized repurchases of an additional 3,500,000 shares, for a total of 4,500,000 shares, on terms acceptable to management. The

Company repurchased 1,100,000 shares for $36,510,000, 327,000 shares for $9,409,000 and 543,200 shares for $10,861,000, in the fiscal years ended March 31, 2003 and 2002 and in calendar year 2000, respectively. There were no stock repurchases for the three month transition period ended March 31, 2001.

(5) STOCK OPTION PLANS:

   Under the terms of the CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors ("2000 Plan"), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 4,000 shares of the Company's common stock are to be granted automatically to each non-employee director on the last day that the Company's common stock is traded in November from 2001 to 2005. Each option will expire ten years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2003, options to acquire 174,000 shares were available for grant under the 2000 Plan.

   Under the terms of the 1994 Equity Compensation Plan ("1994 Plan"), the Human Resources Committee ("Committee") of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2003, options to acquire 868,536 shares were available for grant under the 1994 Plan.

   On May 17, 2000 the Committee authorized the amendment of the option exercise period of each grant that would have otherwise expired on or before January 31, 2001 to extend such period for two years, and on November 3, 2000 further authorized the amendment of the option exercise period of each grant (including those option exercise periods extended on May 17, 2000) to ten years from the respective date of each such grant. The Company recorded compensation expense of $93,000 in calendar year 2000 as a result of these amendments which represented the difference between the market value of the shares and the exercise price on the date of the amendments.

   The CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors ("1995 Plan"), under which non-qualified stock options to purchase up to 300,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant, expired on December 31, 2000. Options to purchase 4,000 shares of the Company's common stock were to be granted automatically to each non-employee director on the last day of November through the year 2000. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. Prior to the expiration of the 1995 Plan, options to acquire 96,000 shares were granted.

   Transactions from January 1, 2000 through March 31, 2003 under the above plans were as follows:


                                                                                                            Weighted     Weighted
                                                                               Number      Option Price     Average    Average Life
                                                                             of Shares       per Share       Price       Remaining
                                                                             ---------    --------------    --------   ------------
Options outstanding at January 1, 2000 ...................................   1,007,384    $16.00 - 33.13     $25.26      2.8 years
 Granted .................................................................     373,900     19.06 - 21.50      21.20
 Exercised ...............................................................     (10,000)        16.00          16.00
 Canceled ................................................................    (114,200)    20.13 - 33.00      23.77
                                                                             ---------    --------------     ------
Options outstanding at December 31, 2000 .................................   1,257,084     17.13 - 33.13      24.26      7.1 years
 Granted .................................................................     348,100     20.38 - 21.50      21.49
 Exercised ...............................................................          --          --               --
 Canceled ................................................................      (2,000)        21.50          21.50
                                                                             ---------    --------------     ------
Options outstanding at March 31, 2001 ....................................   1,603,184     17.13 - 33.13      23.66      7.3 years
 Granted .................................................................     353,100     24.41 - 31.70      25.58
 Exercised ...............................................................     (81,949)    18.63 - 28.63      22.31
 Canceled ................................................................     (60,826)    20.13 - 28.63      23.26
                                                                             ---------    --------------     ------
Options outstanding at March 31, 2002 ....................................   1,813,509     17.13 - 33.13      24.11      7.2 years
 Granted .................................................................     113,000     32.51 - 36.60      34.35
 Exercised ...............................................................    (251,594)    17.13 - 33.00      23.15
 Canceled ................................................................     (78,226)    19.06 - 32.55      23.94
                                                                             ---------    --------------     ------
Options outstanding at March 31, 2003 ....................................   1,596,689    $19.06 - 36.60     $25.00      6.6 years
                                                                             =========    ==============     ======
Options exercisable at March 31, 2003 ....................................     969,438    $19.06 - 33.13     $24.61
                                                                             =========    ==============     ======


   The weighted average fair value of options granted during fiscal 2003 was $21.66 per share ($16.26 in fiscal 2002, $12.92 in the three month transition period ended March 31, 2001 and $11.26 in calendar year 2000).

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                                                   For the Years          For the
                                                                                       Ended            Three Month       For the
                                                                                     March 31,          Period Ended    Year Ended
                                                                               ---------------------     March 31,     December 31,
                                                                                 2003         2002          2001           2000
                                                                              ---------    ---------    ------------   ------------
Expected dividend yield at time of grant ..................................          0%           0%            0%              0%
Expected stock price volatility ...........................................         45%          44%           43%             42%
Risk-free interest rate ...................................................       5.22%        5.28%         5.50%           5.66%
Expected life of option ...................................................   9.6 years    9.9 years     8.5 years       6.7 years


   The following table summarizes information concerning currently outstanding and exercisable options:


                     Options Outstanding                       Options Exercisable
 ---------------------------------------------------------    ----------------------
                                     Weighted
                                     Average      Weighted                  Weighted
      Range of                      Remaining      Average                   Average
      Exercise         Number      Contractual    Exercise      Number      Exercise
       Prices        Outstanding       Life         Price     Exercisable     Price
   ---------------   -----------   -----------    --------    -----------   --------
   $18.30 - $21.96      631,144        6.4         $21.23       396,618      $21.19
   $21.97 - $25.62      310,200        8.2         $24.73        98,225      $24.24
   $25.63 - $29.28      490,845        5.4         $27.24       436,345      $27.22
   $29.29 - $32.94       63,000        6.9         $31.20        21,250      $29.88
   $32.95 - $36.60      101,500        8.3         $34.64        17,000      $33.04
                      ---------        ---         ------       -------      ------
                      1,596,689        6.6         $25.00       969,438      $24.61
                      =========        ===         ======       =======      ======

(6) RETIREMENT BENEFIT PLANS:

   Profit Sharing Plans

   The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of its employees as of March 31, 2003. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2003 and 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000 was $2,393,000, $1,997,000, $579,000 and $2,145,000, respectively.

   Pension Plans

   The Company's Crystal division administers a defined benefit pension plan covering substantially all salaried employees. The plan, acquired as part of the Crystal acquisition on October 17, 2002, was frozen on November 2, 2002 with an intent to terminate the plan. Future benefits to Crystal division employees will be provided by participation in an existing defined contribution profit sharing and 401(k) plan.

   The following provides a reconciliation of benefit obligations and plan (in thousands):



        Change in benefit obligation:

        Benefit obligation at acquisition ...................................    $2,398
        Interest cost .......................................................        61
        Actuarial gain ......................................................        (6)
        Adjustment in cost of settlement ....................................        (3)
        Benefits paid by Company ............................................      (146)
                                                                                 ------
        Benefit obligation at March 31, 2003 ................................    $2,304
                                                                                 ======
        Change in plan assets:

        Fair value of plan assets at acquisition ............................    $4,753
        Actual return on plan assets ........................................       181
        Benefits paid from plan assets ......................................      (146)
                                                                                 ------
        Fair value of plan assets at March 31, 2003 .........................    $4,788
                                                                                 ======


   The following table summarizes the funded status of the defined benefit pension plan (in thousands):

                                                                               March 31,
                                                                                 2003
                                                                               ---------
        Fair value of plan assets ..........................................     $4,788
        Benefit obligation .................................................      2,304
                                                                                 ------
        Funded status ......................................................      2,484
        Unrecognized net gain ..............................................        (23)
                                                                                 ------
        Prepaid benefit cost recognized in the
          consolidated balance sheet........................................     $2,461
                                                                                 ======
        Weighted-average assumptions:
        Discount rate ......................................................        4.8%
        Expected return on plan assets .....................................        7.0%

        Benefit income .....................................................     $  181
        Benefits paid ......................................................        146

Net periodic pension costs include the following components (in thousands):



        Interest cost .......................................................    $   61
        Return on plan assets (expected) ....................................       166
                                                                                 ------
        Benefit cost (credit) ...............................................    $(105)
                                                                                 ======

(7) INCOME TAXES:

   The following table summarizes the provision for U.S. federal, state and foreign taxes on income (loss):


                                                                               For the Years         For the
                                                                                   Ended           Three Month      For the
                                                                                  March 31,        Period Ended   Year Ended
                                                                             ------------------      March 31,    December 31,
                                                                               2003       2002         2001          2000
                                                                             -------    -------    ------------   ------------
     (in thousands)

     Current:
      Federal ............................................................   $13,922    $ 8,336      $(2,847)        $ 7,412
      State ..............................................................       146         38           28             130
      Foreign ............................................................     1,449      1,283          118             934
                                                                             -------    -------      -------         -------
                                                                              15,517      9,657       (2,701)          8,476
                                                                             -------    -------      -------         -------
     Deferred:
      Federal ............................................................    (1,284)     2,220         (406)          1,699
      State ..............................................................       (69)        77           (7)             --
                                                                             -------    -------      -------         -------
                                                                              (1,353)     2,297         (413)          1,699
                                                                             -------    -------      -------         -------
                                                                             $14,164    $11,954      $(3,114)        $10,175
                                                                             =======    =======      =======         =======


   The differences between the statutory and effective federal income tax rates on income (loss) before income taxes were as follows:


                                                                                     For the
                                                                                      Years          For the
                                                                                      Ended        Three Month       For the
                                                                                     March 31,     Period Ended    Year Ended
                                                                                   ------------      March 31,     December 31,
                                                                                   2003    2002        2001           2000
                                                                                   ----    ----    ------------   ------------
     U.S. federal statutory rate ...............................................   35.0%   35.0%      (35.0)%         35.0%
     State income taxes, less federal benefit ..................................     .5      .2          .1             .3
     Non-deductible goodwill ...................................................     --      .8          .7            1.0
     Other .....................................................................    (.1)    (.3)        (.3)           (.5)
                                                                                   ----    ----       -----           ----
                                                                                   35.4%   35.7%      (33.9)%         35.8%
                                                                                   ====    ====       =====           ====

   Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2003 and 2002:

                                                                       March 31,
                                                                   ------------------
                                                                    2003       2002
                                                                   -------   --------
     (in thousands)

     Deferred income tax assets:
      Accounts receivable .....................................    $   748   $    662
      Inventories .............................................      2,737      2,632
      Accrued expenses ........................................      3,556      3,929
      State net operating loss and credit carryforwards .......      5,545      6,080
      Other ...................................................      3,264        399
                                                                   -------   --------
                                                                    15,850     13,702
      Valuation allowance .....................................     (5,307)    (6,080)
                                                                   -------   --------
                                                                    10,543      7,622
                                                                   -------   --------
     Deferred income tax liabilities:
      Property, plant and equipment ...........................      6,217      5,181
      Unremitted earnings of foreign subsidiaries .............        702      1,013
      Other ...................................................      5,104      4,261
                                                                   -------   --------
                                                                    12,023     10,455
                                                                   -------   --------
      Net deferred income tax liability .......................    $(1,480)  $(2,833)
                                                                   =======   ========


   At March 31, 2003 and 2002, the Company had potential state income tax benefits of $5,545,000 and $6,080,000, respectively, from net operating loss and credit carryforwards that expire in various years through 2018. At March 31, 2002, the Company provided a $6,080,000 valuation allowance to offset this deferred tax asset in full. During the year ended March 31, 2003, $773,000 of the valuation allowance was reversed, due to increased taxable earnings for state income tax purposes in the fiscal year and management's assessment of the portion of the deferred tax asset that more likely than not will be realized through future taxable earnings or implementation of tax planning strategies.

(8) LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

   Long-term debt consisted of the following:

                                                                         March 31,
                                                                      ---------------
                                                                       2003      2002
                                                                      -------   -----
     (in thousands)
     4.48% Senior Notes due December 13, 2009 ....................    $50,000   $  --
     Other .......................................................        172     365
                                                                      -------   -----
                                                                       50,172     365
     Less - current portion ......................................       (109)   (200)
                                                                      -------   -----
                                                                      $50,063   $ 165
                                                                      =======   =====


   On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the "Senior Notes"). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The net proceeds received by the Company from the sale of the Senior Notes were approximately $49,706,000 after deduction of costs associated with the transaction. The net proceeds from the Senior Notes were used to repay short-term borrowings under the Company's unsecured revolving credit facility. The note purchase agreement contains covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2003.

   On April 30, 2001, the Company replaced its expiring $300,000,000 revolving credit facility with two new financing facilities. The Company entered into an unsecured revolving credit facility with five banks, which was increased from $75,000,000 to $100,000,000 effective June 21, 2002. This facility allows for borrowings up to $100,000,000, expires on April 30, 2004 and provides that borrowings are limited during a consecutive 30 day period in each year of the agreement. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company's option, interest on the facility currently accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus 1%. The revolving credit facility provides for commitment fees of 0.25% per annum on the daily average of the unused commitment. The loan agreement also contains covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of earnings to interest expense and the ratio of debt to capitalization. The Company is in compliance with all financial debt covenants as of March 31, 2003.

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

   The weighted average interest rate under these loan agreements for the years ended March 31, 2003 and 2002, the three months ended March 31, 2001 and the year ended December 31, 2000 was 3.96%, 4.48%, 3.20% and 7.37%, respectively. The average and peak borrowings were $70,002,000 and $198,765,000 for the year ended March 31, 2003 and $32,670,000 and $101,800,000 for the year ended March 31, 2002. Additionally, outstanding letters of credit totaled $4,113,000 and $4,883,000 at March 31, 2003 and 2002, respectively. The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors.

   Long-term debt matures as follows:

                                    (in thousands)
        2004 .................................................................   $   109
        2005 .................................................................    10,063
        2006 .................................................................    10,000
        2007 .................................................................    10,000
        2008 .................................................................    10,000
        Thereafter ...........................................................    10,000
                                                                                 -------
          Total...............................................................   $50,172
                                                                                 =======


(9) OPERATING LEASES:

   The future minimum rental payments associated with all noncancelable lease obligations are as follows:

                                    (in thousands)
        2004                                                                     $ 8,750
        2005 .................................................................     6,512
        2006 .................................................................     4,381
        2007 .................................................................     1,461
        2008 .................................................................     1,055
        Thereafter ...........................................................     2,394
                                                                                 -------
          Total...............................................................   $24,553
                                                                                 =======

   Rent expense was $8,963,000, $6,660,000, $1,700,000 and $7,368,000 in the
years ended March 31, 2003 and 2002, in the three month period ended March 31, 2001 and in the year ended December 31, 2000, respectively.

(10) CLAIMS PUT AGREEMENT:

   The Company entered into a Claims Put Agreement (the Put Agreement) on January 16, 2002 with an unrelated financial institution giving CSS the ability to put Kmart trade receivables, not to exceed $16,000,000, arising from merchandise delivered during the period September 15, 2001 through the date of a bankruptcy event. CSS paid a premium of $480,000 to enter into this agreement. The Kmart put option was exercisable if Kmart filed for bankruptcy. On January 22, 2002, Kmart filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. On February 21, 2002, the Company exercised the put option giving CSS the right to collect an amount equal to the pre-petition receivables balance outstanding with Kmart, times the purchase rate of 70%.

   The Company classifies gains on these types of credit risk arrangements in selling, general and administrative expenses (SG&A). For the year ended March 31, 2002, the Company recognized a pre-tax gain of approximately $5,436,000 for the change in the Put Agreement's value, less the premium paid. This amount was offset by bad debt expense of approximately $10,352,000 and was recorded in SG&A in the consolidated statement of operations.

   As of March 31, 2002, the fair market value of Kmart receivables not yet assigned to the financial institution was approximately $4,436,000 and determined by applying the then going rate (30% of face value) for Kmart pre-petition bankruptcy claims, as ascertained in discussions with several debt securities firms that traded in these claims, to the net receivable balance. The value of the Kmart put right was approximately $5,916,000 and determined by applying the above market recovery percentage of 40% (70% recovery rate per the Put Agreement less 30% pre-petition claim market recovery percentage) to the net receivable balance. The fair market value of Kmart receivables not yet assigned to the financial institution and the value of the Kmart put right were classified as other current assets in the consolidated balance sheet as of March 31, 2002 and were subsequently collected during fiscal 2003.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

   The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

     o Cash and temporary investments, accounts receivable and accounts payable - The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2003 and 2002.

     o Short-term borrowings - Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

     o Other long-term obligations - The carrying amounts of these items are a reasonable estimate of their fair value.

     o Foreign currency contracts - The fair value is based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2003 and as of March 31, 2002, the fair value of foreign currency contracts was immaterial.

     o Interest rate swap agreements - The fair value is based on quotes obtained from financial institutions. The fair value of interest rate swap agreements at March 31, 2003 and 2002 was $437,000 and $426,000, respectively.

     o Long-term debt - The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2003, the carrying amount of long-term debt was $50,063,000 and the estimated fair value was estimated to be approximately $52,000,000. As of March 31, 2002, the carrying amount of long-term debt was a reasonable estimate of its fair value.

(12) COMMITMENTS AND CONTINGENCIES:

   In November 2002, Bleyer Industries, Inc. ("Bleyer") filed suit against CSS and certain of its subsidiaries in the Supreme Court of the State of New York, County of Nassau. The suit alleges that CSS and certain of its subsidiaries misused certain confidential information disclosed by Bleyer pursuant to certain confidentiality agreements entered into by CSS and Bleyer. The relief sought consists of compensatory damages of approximately $10,000,000, prejudgment interest and punitive damages. CSS believes that the allegations in the complaint lack merit and it is vigorously defending this litigation.

   CSS and its subsidiaries are also involved in ordinary, routine pending legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company.

(13) SEGMENT DISCLOSURE:

   The Company operates in a single reporting segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers. CSS conducts substantially all of its business in the United States.

   The Company's detail of revenues from its various products is as follows:


                                                                               For the Years         For the
                                                                                   Ended           Three Month       For the
                                                                                 March 31,         Period Ended    Year Ended
                                                                           --------------------      March 31,     December 31,
                                                                             2003        2002          2001           2000
                                                                           --------    --------    ------------   ------------
     (in thousands)
     Christmas .........................................................   $331,405    $288,325      $ 3,157        $280,587
     Everyday/Other ....................................................    150,251      77,120       11,511          77,360
     Halloween/Easter ..................................................     51,159      58,864       12,319          63,137
                                                                           --------    --------      -------        --------
      Total ............................................................   $532,815    $424,309      $26,987        $421,084
                                                                           ========    ========      =======        ========


   One customer accounted for sales of $107,915,000, or 20.3% of total sales and one customer accounted for sales of $55,132,000, or 10.3% of total sales in the year ended March 31, 2003. One customer accounted for sales of $87,975,000, or 20.7% of total sales and one customer accounted for sales of $45,030,000, or 10.6% of total sales in the year ended March 31, 2002. One customer accounted for sales of $4,021,000, or 15% of total sales in the three month period ended March 31, 2001, and $92,141,000, or 21.9% of total sales in the year ended December 31, 2000.

(14) ACCOUNTING PRONOUNCEMENTS:

   In June 2001, the FASB issued SFAS No. 142. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company began to apply the new accounting rules effective April 1, 2002. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record the impairment of certain goodwill, primarily related to the Company's Paper Magic
- Fall, Spring and Everyday reporting unit, as well as the reversal of negative goodwill related to Cleo, and was classified as a cumulative effect of a change in accounting principle.

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

   In August 2001, the FASB issued SFAS No. 144. This statement retains existing requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 was adopted by the Company at the beginning of fiscal year 2003 with no impact to the Company's financial position or results of operations.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. The Company adopted the provisions of SFAS No. 145 on April 1, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Interpretation No. 45 was adopted by the Company as of January 1, 2003 and did not have a material effect on its financial position or results of operations.

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

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This statement is effective for contracts entered into or modified after June 30, 2003. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that SFAS No. 150 will have on its financial position and results of operations when adopted.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share amounts)


                                                                                                          Quarters
                                                                                         ------------------------------------------
                                         2003                                             First       Second      Third      Fourth
                                         ----                                            --------    --------    --------   -------
Net sales ............................................................................   $ 50,557    $175,452    $250,682   $56,124
                                                                                         --------    --------    --------   -------
Gross profit .........................................................................     14,352      43,940      69,386    12,549
                                                                                         --------    --------    --------   -------
Net (loss) income before accounting change ...........................................   $ (4,340)   $ 11,012    $ 25,666   $(6,492)
Cumulative effect of accounting change, net of tax ...................................     (8,813)         --          --        --
                                                                                         --------    --------    --------   -------
Net (loss) income ....................................................................   $(13,153)   $ 11,012    $ 25,666   $(6,492)
                                                                                         ========    ========    ========   =======
Basic net (loss) income per common share:
 Before cumulative effect of accounting change .......................................   $   (.52)   $   1.45    $   3.36   $ (.84)
 Cumulative effect of accounting change ..............................................      (1.06)         --          --        --
                                                                                         --------    --------    --------   -------
 Basic net (loss) income per common share ............................................   $  (1.58)   $   1.45    $   3.36   $ (.84)
                                                                                         ========    ========    ========   =======
Diluted net (loss) income per common share:
 Before cumulative effect of accounting change .......................................   $   (.52)   $   1.37    $   3.19   $  (.84)
 Cumulative effect of accounting change ..............................................      (1.06)         --          --        --
                                                                                         --------    --------    --------   -------
 Diluted net (loss) income per common share ..........................................   $  (1.58)   $   1.37    $   3.19   $  (.84)
                                                                                         ========    ========    ========   =======



                                                                                                           Quarters
                                                                                          -----------------------------------------
                                         2002                                              First      Second      Third      Fourth
                                         ----                                             -------    --------    --------   -------
Net sales .............................................................................   $28,817    $134,383    $235,944   $25,165
                                                                                          -------    --------    --------   -------
Gross profit ..........................................................................     8,153      35,661      65,745     5,341
                                                                                          -------    --------    --------   -------
Net (loss) income .....................................................................   $(4,324)   $  8,606    $ 23,059   $(5,840)
                                                                                          =======    ========    ========   =======
Net (loss) income per common share:
 Basic ................................................................................   $  (.49)   $    .97    $   2.60   $  (.67)
                                                                                          =======    ========    ========   =======
 Diluted ..............................................................................   $  (.49)   $    .96    $   2.54   $  (.67)
                                                                                          =======    ========    ========   =======

   Third quarter net income of 2002 included the write-off of receivables, net of commissions and other related expense reversals, of approximately $3,480,000 related to the Chapter 11 filing by Kmart (see Note 10).

   The seasonal nature of CSS' business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company's fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

(16) SUBSEQUENT EVENT:

   On May 27, 2003, the Company's Board of Directors approved a three for two stock split distributable on July 10, 2003 to stockholders of record at the close of business on June 30, 2003. Any fractional share interest resulting from this distribution will be paid in cash in lieu of issuing fractional shares in an amount based on the closing price of the Company's common stock on June 30, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On May 21, 2002, the Company terminated its engagement of Arthur Andersen LLP of Philadelphia, Pennsylvania ("Andersen") as independent auditors, effective June 11, 2002, and on July 3, 2002, determined to engage KPMG LLP as its new independent auditors for the fiscal year ending March 31, 2003. This determination followed the Company's decision to seek proposals from independent public accounting firms to audit the Company's financial statements and was approved by the Board of Directors upon the recommendation of the Audit Committee.

   Andersen's reports on the Company's consolidated financial statements for the fiscal year ended December 31, 2000, the transition period of January 1, 2001 - March 31, 2001 and the fiscal year ended March 31, 2002 (collectively, the "Accounting Periods") did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   During each of the Accounting Periods and through the date of the Board of Directors determination to dismiss Andersen, effective June 11, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements with respect to the Accounting Periods. Also, during the Accounting Periods and through June 11, 2002, there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

   The Company provided Andersen with a copy of the foregoing disclosures. Andersen's letter dated June 18, 2002, stating that it found no basis for disagreement with such statements, was filed as Exhibit 16.2 to the Company's Form 8-K filed June 20, 2002.

   During the Accounting Periods and through June 11, 2002, the Company did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable event listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Part III

Item 10. Directors and Executive Officers of the Registrant.

   See "ELECTION OF DIRECTORS" and "OUR EXECUTIVE OFFICERS" in the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11. Executive Compensation.

   See "EXECUTIVE COMPENSATION" in the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   See "CSS SECURITY OWNERSHIP" and "DISCLOSURE WITH RESPECT TO THE COMPANY'S EQUITY COMPENSATION PLANS" in the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   See "CERTAIN TRANSACTIONS" in the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 14. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President -- Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President -- Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below:

     1.   Financial Statements

          Independent Auditors' Report

          Consolidated Balance Sheets -- March 31, 2003 and 2002

          Consolidated Statements of Operations and Comprehensive Income
          (Loss) -- for the years ended
          March 31, 2003 and 2002, for the three month periods ended March 31, 2001 and 2000 and for the year ended December 31, 2000

          Consolidated Statements of Cash Flows -- for the years ended March 31, 2003 and 2002, for the three month periods ended March 31, 2001 and 2000 and for the year ended December 31, 2000

          Consolidated Statements of Stockholders' Equity -- for the years ended March 31, 2003 and 2002, for the three month period ended March 31, 2001 and for the year ended December 31, 2000

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          Schedule II -- Valuation and Qualifying Accounts

     (b)  Reports on Form 8-K filed during the last quarter of fiscal 2003

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

             3.2 Amendment to Restated Certificate of Incorporation filed May 8, 1992. (2) (Exhibit 3.2)

             3.3 Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

             3.4 Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

             3.5 By-laws of the Company, as amended to date (as last amended February 21, 2001). (11)
                     (Exhibit 3.6)

     Material Contracts

            10.1 Asset Purchase Agreement, dated February 8, 2002, among Berwick Industries, LLC, Daylight Acquisition Corp., Lion Ribbon Company, Inc., C. M. Offray & Son, Inc., CVO Corporation (Delaware), C.M. Offray & Son (Hong Kong) Limited, Claude V. Offray, Jr., Claude V. Offray III, and Denise A. Offray. (12) (Exhibit 2.1)

            10.2 Amendment No. 1 to Asset Purchase Agreement dated March 15, 2002. (12) (Exhibit 2.2)

            10.3 Interest Rate Swap Master Agreement dated as of March 19, 2001 between First Union National Bank and CSS Industries, Inc. (13) (Exhibit 10.6)

            10.4 Interest Rate Swap Master Agreement dated as of April 2, 2001 between PNC Bank, National Association and CSS Industries, Inc. (13) (Exhibit 10.7)

            10.5 Loan Agreement among CSS Industries, Inc., the Lending Institutions listed therein, PNC Bank, National Association as the Administrative Agent, PNC Capital Markets, Inc. as Lead Arranger and Fleet National Bank and First Union National Bank as Co-Documentation Agents, dated as of April 30, 2001. (13) (Exhibit 10.8)

            10.6 Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001. (13) (Exhibit 10.9)

            10.7 Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001. (13) (Exhibit 10.10)

            10.8 Waiver and Amendment to Loan Agreement dated March 11, 2002. (13) (Exhibit 10.11)

            10.9 First Amendment to Receivables Purchase Agreement dated as of August 24, 2001. (13) (Exhibit 10.12)

           10.10 First Amendment to Purchase and Sale Agreement dated as of August 24, 2001. (13) (Exhibit 10.13)

           10.11 CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors. (13) (Exhibit 10.14)

           10.12 Stock Purchase Agreement, dated October 18, 2002, among Cleo Inc and the individuals and trusts constituting all of the shareholders of Crystal Creative Products, Inc.
                     (14) (Exhibit 2.1)

          *10.13     Waiver and Amendment to Loan Agreement dated March 11,
                     2002.

          *10.14 Amendment and Limited Waiver of Loan Agreement dated June 24, 2002.

          *10.15     Amendment of Loan Agreement dated September 3, 2002.

          *10.16 Amendment and Limited Waiver of Loan Agreement dated December 12, 2002.

          *10.17     $50,000,000 4.48% Senior Notes due December 13, 2009 Note
                     Purchase Agreement dated December 12, 2002.

     Management Contracts, Compensatory Plans or Arrangements

           10.18 CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended January 23, 1996). (8) (Exhibit 10.10)

           10.19 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

           10.20 CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (4) (Exhibit 10.14)

           10.21 CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993 (as amended January 1, 2000). (10) (Exhibit 10.11)

           10.22 The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993.
                     (2) (Exhibit 10.28)

           10.23 1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4) (Exhibit 10.26)

           10.24 Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

           10.25     Cleo Inc Management Incentive Plan, dated March 7, 1996.
                     (6) (Exhibit 10.23)

           10.26 Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (7) (Exhibit 10.26)

           10.27 The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (7) (Exhibit 10.27)

           10.28 Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996. (9) (Exhibit 10.18) 10.39

     Other

          *21.       List of Significant Subsidiaries of the Registrant.

          *99.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          *99.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------
*Filed with this Annual Report on Form 10-K.

                         Footnotes to List of Exhibits

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

     (13) Filed as an exhibit to the Annual Report on Form 10-K/A (No. 1-2661) for the fiscal year ended March 31, 2002 and incorporated herein by reference.

     (14) Filed as an exhibit to Form 8-K (No. 1-2661) dated October 18, 2002 and incorporated herein by reference.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)


                               Column A
                               --------                                  Column B    Column C    Column D     Column E
                                                                         ---------   --------    --------    ----------
                                                                                           Additions
                                                                                      -------------------
                                                                          Balance     Charged
                                                                            at       to Costs     Charged                  Balance
                                                                         Beginning     and       to Other                 at End of
                                                                         of Period   Expenses    Accounts    Deductions     Period
                                                                         ---------   --------    --------    ----------   ---------
Year ended March 31, 2003
 Doubtful accounts receivable-customers..............................     $1,549      $ 1,521     $  237(c)   $ 1,495       $1,812
 Accrued restructuring expenses......................................      4,541           --         --        3,426        1,115

Year ended March 31, 2002
 Doubtful accounts receivable-customers..............................     $  923      $10,936(b)  $  667(a)   $10,977(b)    $1,549
 Accrued restructuring expenses......................................         --           --      4,541(a)        --        4,541

Three months ended March 31, 2001
 Doubtful accounts receivable-customers..............................     $1,512      $   174     $   --      $   763       $  923

Year ended December 31, 2000
 Doubtful accounts receivable-customers..............................     $1,647      $ 1,323     $   --      $ 1,458       $1,512



Notes:    (a)  Balance at acquisition of Offray.
          (b) Includes gross Kmart bad debt write-off before gain on Put Agreement of $5,436.
          (c)  Balance at acquisition of Crystal.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.


                                      CSS INDUSTRIES, INC.
                          ----------------------------------------------------------
                                           Registrant

Dated: June 5, 2003       By /s/ David J. M. Erskine
                          ----------------------------------------------------------
                          David J. M. Erskine, President and Chief Executive Officer
                          (principal executive officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: June 5, 2003       /s/ David J. M. Erskine
                          ----------------------------------------------------------
                          David J. M. Erskine, President and Chief Executive Officer
                          (principal executive officer)

Dated: June 5, 2003       /s/ Clifford E. Pietrafitta
                          ----------------------------------------------------------
                          Clifford E. Pietrafitta, Vice President -- Finance and
                          Chief Financial Officer
                          (principal financial and accounting officer)

Dated: June 5, 2003       /s/ Jack Farber
                          ----------------------------------------------------------
                          Jack Farber, Director

Dated: June 5, 2003       /s/ James H. Bromley
                          ----------------------------------------------------------
                          James H. Bromley, Director

Dated: June 5, 2003       /s/ Stephen V. Dubin
                          ----------------------------------------------------------
                          Stephen V. Dubin, Director

Dated: June 5, 2003       /s/ Leonard E. Grossman
                          ----------------------------------------------------------
                          Leonard E. Grossman, Director

Dated: June 5, 2003       /s/ James E. Ksansnak
                          ----------------------------------------------------------
                          James E. Ksansnak, Director

Dated: June 5, 2003       /s/ Rebecca C. Matthias
                          ----------------------------------------------------------
                          Rebecca C. Matthias, Director

Dated: June 5, 2003       /s/ Michael L. Sanyour
                          ----------------------------------------------------------
                          Michael L. Sanyour, Director


                                 CERTIFICATION


I, David J. M. Erskine, certify that:

     1. I have reviewed this annual report on Form 10-K of CSS Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 18, 2003


                                                   /s/ David J. M. Erskine
                                                   -----------------------------
                                                   David J. M. Erskine,
                                                   President and Chief Executive
                                                   Officer

                                 CERTIFICATION


I, Clifford E. Pietrafitta, certify that:

     1. I have reviewed this annual report on Form 10-K of CSS Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 18, 2003


                                                   /s/ Clifford E. Pietrafitta
                                                   -----------------------------
                                                   Clifford E. Pietrafitta,
                                                   Vice President - Finance,
                                                   Chief Financial Officer
                                                   and Principal Accounting
                                                   Officer




52