Form 10-Q
period 2003-06-30
CSS INDUSTRIES INC
filed 2003-08-14
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2003

                          Commission file number 1-2661

                              CSS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

              Delaware                                   13-1920657
------------------------------------         -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification number)

   1845 Walnut Street, Philadelphia, PA                     19103
-----------------------------------------    -----------------------------------
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

                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [X]  No [ ]

As of June 30, 2003, there were 11,707,715 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and March 31, 2003, and the results of its operations and cash flows for the three months ended June 30, 2003 and 2002. The results for the three months ended June 30, 2003 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the Company's latest annual report on Form 10-K and with Part II of this document.

                                                                                        PAGE NO.
                                                                                        --------
Consolidated  Statements of  Operations  and  Comprehensive  Loss - Three months
ended June 30, 2003 and 2002                                                               3

Condensed Consolidated Balance Sheets - June 30, 2003 and March 31, 2003                   4

Consolidated  Statements  of Cash Flows - Three  months  ended June 30, 2003 and
2002                                                                                       5

Notes to Consolidated Financial Statements                                                6-12

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                 13-15

Item 3. Quantitive and Qualitative Disclosures About Market Risk                           15

Item 4. Controls and Procedures                                                            15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                 17

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
(In thousands, except                                     --------------------
 per share data)                                            2003        2002
                                                          --------    --------
SALES                                                     $ 58,290    $ 50,557
                                                          --------    --------

COSTS AND EXPENSES
  Cost of sales                                             42,686      36,205
  Selling, general and administrative expenses              21,553      20,998
  Interest expense, net                                        705         275
  Rental and other income, net                                (304)       (141)
                                                          --------    --------

                                                            64,640      57,337
                                                          --------    --------

LOSS BEFORE INCOME TAXES                                    (6,350)     (6,780)

INCOME TAX BENEFIT                                          (2,311)     (2,440)
                                                          --------    --------

LOSS BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                          (4,039)     (4,340)
                                                          --------    --------

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NET OF TAX)                               -      (8,813)
                                                          --------    --------

NET LOSS                                                  $ (4,039)   $(13,153)
                                                          ========    ========

BASIC AND DILUTED LOSS PER COMMON SHARE
  Before cumulative effect of accounting change           $   (.35)   $   (.35)
  Cumulative effect of accounting change                         -        (.70)
                                                          --------    --------
  Basic and diluted loss per common share                 $   (.35)   $  (1.05)
                                                          ========    ========

WEIGHTED AVERAGE BASIC AND DILUTED
 SHARES OUTSTANDING                                         11,632      12,522
                                                          ========    ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                  $   .067    $      -
                                                          ========    ========

COMPREHENSIVE LOSS

  Net loss                                                $ (4,039)   $(13,153)
  Change in fair value of interest rate swap
   agreements, net                                              (1)       (243)
  Foreign currency translation adjustment                        -          42
                                                          --------    --------
  Comprehensive loss                                      $ (4,040)   $(13,354)
                                                          ========    ========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    March 31,
(In thousands)                                           2003        2003
                                                     -----------   ---------
                                                     (Unaudited)

            ASSETS

CURRENT ASSETS
    Cash and cash equivalents                        $     5,426   $  51,981
    Accounts receivable, net                              45,739      47,583
    Inventories                                          163,033     106,648
    Current income taxes                                   5,112       2,398
    Deferred income taxes                                  6,194       6,226
    Other current assets                                  14,475      13,771
                                                     -----------   ---------

       Total current assets                              239,979     228,607
                                                     -----------   ---------

PROPERTY, PLANT AND EQUIPMENT, NET                        81,618      82,731
                                                     -----------   ---------

OTHER ASSETS
    Intangible assets, net                                36,017      36,045
    Other                                                  4,247       4,578
                                                     -----------   ---------

        Total other assets                                40,264      40,623
                                                     -----------   ---------

        Total assets                                 $   361,861   $ 351,961
                                                     ===========   =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accrued customer programs                        $    12,963   $  13,334
    Other current liabilities                             69,230      56,311
                                                     -----------   ---------

        Total current liabilities                         82,193      69,645
                                                     -----------   ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                    50,000      50,063
                                                     -----------   ---------

LONG-TERM OBLIGATIONS                                      3,785       3,684
                                                     -----------   ---------

DEFERRED INCOME TAXES                                      7,939       7,706
                                                     -----------   ---------

STOCKHOLDERS' EQUITY                                     217,944     220,863
                                                     -----------   ---------

        Total liabilities and stockholders' equity   $   361,861   $ 351,961
                                                     ==========    =========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                             ------------------------
(In thousands)                                                  2003          2002
                                                             ----------    ----------
Cash flows from operating activities:
    Net loss                                                 $   (4,039)   $  (13,153)
                                                             ----------    ----------
    Adjustments to reconcile net loss to net cash
     used for operating activities:
       Cumulative effect of accounting change, net of tax             -         8,813
       Depreciation and amortization                              3,407         3,243
       Provision for doubtful accounts                               33           311
       Deferred taxes                                               265             -
       Changes in assets and liabilities:
          Decrease in accounts receivable                         1,810         1,307
          (Increase) in inventory                               (56,385)      (53,134)
          (Increase) decrease in other assets                      (523)        8,917
          (Decrease) increase in accrued customer programs         (371)        2,326
          Increase in other current liabilities                  13,118        10,352
          (Decrease) in accrued taxes                            (2,714)         (493)
                                                             ----------    ----------

             Total adjustments                                  (41,360)      (18,358)
                                                             ----------    ----------

             Net cash (used for) operating activities           (45,399)      (31,511)
                                                             ----------    ----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                    (2,261)       (2,437)
    Proceeds on assets held for sale                                156             -
                                                             ----------    ----------

             Net cash (used for) investing activities            (2,105)       (2,437)
                                                             ----------    ----------

Cash flows from financing activities:
    Payments on long-term obligations                              (172)         (267)
    Borrowings on notes payable                                       -        50,520
    Dividends paid                                                 (778)            -
    Purchase of treasury stock                                        -       (36,500)
    Proceeds from exercise of stock options                       1,899         1,916
                                                             ----------    ----------

             Net cash provided by financing activities              949        15,669
                                                             ----------    ----------

Effect of exchange rate changes on cash                               -            42
                                                             ----------    ----------
Net (decrease) in cash and temporary investments                (46,555)      (18,237)

Cash and cash equivalents at beginning of period                 51,981        20,006
                                                             ----------    ----------
Cash and cash equivalents at end of period                   $    5,426    $    1,769
                                                             ==========    ==========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)

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

        Nature of Business -

        CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. Due to the seasonality of the Company's business, the majority of sales occur in the second and third quarters of the Company's fiscal year which ends March 31, and a material portion of the Company's trade receivables are due in December and January of each year.

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

        Inventories -

        Inventories are generally stated at the lower of first-in, first-out
        (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                              June 30,   March 31,
                                                2003       2003
                                             ---------   ---------
              Raw material...............    $  29,924   $  24,260
              Work-in-process............       29,096      30,183
              Finished goods.............      104,013      52,205
                                             ---------   ---------
                                             $ 163,033   $ 106,648
                                             =========   =========

        Revenue Recognition -

        The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

        Stock-Based Compensation -

        The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased as follows:

                                                                Three Months Ended
                                                                      June 30,
                                                              ----------------------
        (in thousands, except per share data)                   2003         2002
                                                              ---------    ---------
        Net loss, as reported .............................   $  (4,039)   $ (13,153)
        Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects .......         627          904
                                                              ---------    ---------
        Pro forma net loss ................................   $  (4,666)   $ (14,057)
                                                              =========    =========

        Loss per share:
        Basic and diluted - as reported ...................   $    (.35)   $   (1.05)
        Basic and diluted - pro forma .....................   $    (.40)   $   (1.12)

        Net Income Per Common Share -

        The following table sets forth the computation of basic loss per common share and diluted loss per common share for the three months ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                          Three Months Ended
                                                               June 30,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------
        Numerator:
          Loss before cumulative effect of
           accounting change .........................   $ (4,039)   $ (4,340)
          Cumulative effect of accounting change .....          -      (8,813)
                                                         --------    --------
          Net loss ...................................   $ (4,039)   $(13,153)
                                                         ========    ========

        Denominator:
          Weighted average shares outstanding
           for basic loss per common share ...........     11,632      12,522
          Effect of dilutive stock options ...........          -           -
                                                         --------    --------
          Adjusted weighted average shares outstanding
           for diluted loss per common share .........     11,632      12,522
                                                         ========    ========

        Basic and diluted loss per common share:
          Loss before cumulative effect of
           accounting change .........................   $   (.35)   $   (.35)
          Cumulative effect of accounting change .....          -        (.70)
                                                         --------    --------
          Net loss per common share ..................   $   (.35)   $  (1.05)
                                                         ========    ========

        Statements of Cash Flows -

        For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

        Reclassifications -

        Certain prior period amounts have been reclassified to conform with the current year classification.

(2)     DERIVATIVE FINANCIAL INSTRUMENTS:

        The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2003, the notional amount of open foreign currency forward contracts was $14,615,000 and the related loss was $93,000.

        The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average notional amounts of interest rate swap contracts subject to fixed rates outstanding as of June 30, 2003 for the remainder of fiscal year 2004 was $14,239,000. These agreements involve the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 5.09% for fiscal year 2004. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid under these agreements are recognized as adjustments to interest expense and amounted to $11,000 and $16,000 for the quarters ended June 30, 2003 and 2002, respectively.

        The Company designates all of its interest rate swap agreements as cash flow hedges and records the fair value of its interest rate swap agreements in its consolidated balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Unrealized after tax net losses of $1,000 and $243,000 were recorded in other comprehensive income during the first quarter of fiscal 2004 and fiscal 2003, respectively. The fair value of interest rate swap agreements is included in other current liabilities and totaled $277,000 and $437,000 as of June 30, 2003 and March 31, 2003,
        respectively.

(3)     BUSINESS ACQUISITIONS AND DIVESTITURES:

        Crystal Creative Products, Inc.

        On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. ("Crystal") for approximately $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $10,151,000 was recorded as intangible assets, in the accompanying consolidated balance sheet. Of the $10,151,000 of acquired intangible assets, $4,500,000 was assigned to trade names that are not subject to amortization, $5,351,000 was assigned to goodwill and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

        In July 2003, the Company finalized a restructuring plan, related to the Crystal acquisition, under which the Company will restructure its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold a non-core portion of the Crystal business in July 2003, and will close Crystal's primary manufacturing facility in Maysville, Kentucky and a separate administration building in Middletown, Ohio. The Company will record a restructuring reserve of approximately $1,000,000 as part of purchase accounting, in the second quarter of fiscal 2004, including severance related to approximately 150 employees. As a result of this restructuring and other adjustments, goodwill is expected to increase by approximately $1,750,000.

        C.M. Offray & Son, Inc.

        On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. ("Offray") which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. In consideration, the Company paid approximately $44,865,000 in cash, including transactions costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired; therefore, no goodwill was recorded.

        In conjunction with the acquisition of Offray, the Company's management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of June 30, 2003, the Company had closed Offray's distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. Payments, mainly for severance costs, of approximately $302,000 were made in the first quarter ended June 30, 2003. As of June 30, 2003, the remaining liability of approximately $813,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid during fiscal 2004.

        Selected information relating to the restructuring reserve follows (in thousands):

                                                                      Contractual
                                                                    Obligations and
                                                     Severance    Facility Exit Costs     Total
                                                     ---------    -------------------    --------
        Restructuring reserve as of March 31, 2003   $     713         $    402          $  1,115
        Cash paid                                         (247)             (55)             (302)
                                                     ---------         --------          --------

        Restructuring reserve as of June 30, 2003    $     466         $    347          $    813
                                                     =========         ========          ========

(4)     GOODWILL AND INTANGIBLES:

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

        The Company had approximately $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded on its consolidated balance sheet at the beginning of fiscal year 2003. The negative goodwill related entirely to the acquisition of Cleo Inc ("Cleo"). Cleo was purchased on November 15, 1995 at a discount to fair value and after all long-term assets were reduced to $0 in purchase accounting, the remaining discount was recorded as negative goodwill and amortized over ten years. The $2,393,000 in negative goodwill within the Cleo reporting unit was required to be reversed upon adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of 2003, and determined that $14,049,000 of goodwill recorded within the Company's Paper Magic Group, Inc. - Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

        The fair value of the reporting units was estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record this impairment as well as the removal of negative goodwill and was classified as the cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2003, the Company performed the required annual impairment test of the carrying amount of goodwill and determined that no additional goodwill impairment existed.

        The carrying amount of goodwill at June 30, 2003 of $31,017,000 remained unchanged from March 31, 2003. In addition to goodwill, the Company has $4,500,000 of other intangible assets relating to trade names that are not subject to amortization and $500,000 of other intangible assets, net of accumulated amortization of $157,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years. Amortization expense for the quarter was $28,000. Based on the current composition of intangibles, amortization expense for each of the succeeding five years is projected to be as follows: nine months ending March 31, 2004:
        $113,000; years ending March 31, 2005: $151,000; 2006: $94,000; 2007:
        $94,000; and 2008: $38,000.

(5)     ACCOUNTING PRONOUNCEMENTS:

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company at the beginning of fiscal year 2004 with no impact to the Company's financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 was adopted by the Company at the beginning of fiscal year 2004 with no impact to the Company's financial position or results of operations.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financing component. This statement is effective for contracts entered into or modified after June 30, 2003. Based on current operations, the Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

(6)     SUBSEQUENT EVENT:

        On May 27, 2003 the Board of Directors authorized a three-for-two split of the Company's common stock, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation of inventory and accounts receivable reserves; income tax valuation; and estimated costs to be incurred for settlement of litigation.

RESULTS OF OPERATIONS

Seasonality

The seasonal nature of CSS' business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company's fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Stock Split

On May 27, 2003 the Board of Directors authorized a three-for-two common stock split, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these financial statements.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Sales for the quarter ended June 30, 2003 increased 15% to $58,290,000 from $50,557,000 in 2002. The increase was primarily attributable to incremental sales of Crystal Creative Products, Inc. ("Crystal"), which was acquired on October 18, 2002. Excluding Crystal, sales increased $446,000, or 1%, due to increased sales of educational and other everyday products, partially offset by the shift of Christmas shipments from the first quarter into the second quarter of fiscal 2004.

Cost of sales, as a percentage of sales, was 73% in 2003 compared to 72% in 2002. Excluding the impact of the Crystal acquisition, cost of sales, as a percentage of sales, improved to 70% as a result of higher margins on everyday and Halloween products.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 37% in 2003 compared to 42% in 2002. Excluding the impact of the Crystal acquisition, SG&A improved from 42% to 40% as a result of acquisition integration benefits related to the March 15, 2002 acquisition of Offray and other cost cutting measures.

Interest expense, net was $705,000 in 2003 and $275,000 in 2002. The increase in interest expense was primarily due to increased borrowings, compared to the same quarter in prior year, related to the purchase of Crystal on October 18, 2002, the June 24, 2002 stock repurchase and the incremental interest related to the $50,000,000 senior notes issued on December 13, 2002. Partially offsetting these increased borrowings was cash generated from fiscal 2003 operations.

Income taxes, as a percentage of loss before taxes, were 36% in 2003 and 2002.

Loss before cumulative effect of change in accounting principle improved 7% to a loss of $4,039,000, or $.35 per diluted share in 2003 compared to $4,340,000, or $.35 per diluted share in 2002. The disproportionate impact in loss per diluted share reflects the lagging effect of a repurchase of 1,100,000 shares in June 2002. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective with the beginning of its prior fiscal year, April 1, 2002, the Company recorded a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $.70 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had working capital of $157,786,000 and stockholders' equity of $217,944,000. The increase in inventories and other current liabilities and the decrease in cash from March 31, 2003 reflected the normal seasonal inventory build necessary for the fiscal 2004 shipping season. The decrease in stockholders' equity was primarily attributable to the first quarter net loss and payment of the quarterly dividend, partially offset by capital contributed upon exercise of employee stock options.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $100,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financial facilities are available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the unsecured revolving credit facility. At June 30, 2003, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and no amounts outstanding under the Company's short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries. All significant intercompany transactions are eliminated in the consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." In April

2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." See the notes to the consolidated financial statements for information concerning the Company's implementation and impact of these standards.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2003 has not materially changed from March 31, 2003 (See Item 7A of the Annual Report on Form 10-K).

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. The evaluation referred to above did not identify any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

                Exhibit 31.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

                Exhibit 32.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                Exhibit 32.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

        (b)     On May 22, 2003, the Company furnished (not filed) pursuant to
                Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release announcing its financial results for the year and quarter ended March 31, 2003, which was also filed as an exhibit under Item 7.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CSS INDUSTRIES, INC.
                                        (Registrant)


Date:   August 13, 2003             By: /s/ David J. M. Erskine
                                        ------------------------
                                           David J. M. Erskine
                                           President and Chief
                                           Executive Officer


Date:   August 13, 2003             By: /s/ Clifford E. Pietrafitta
                                        ---------------------------------------
                                           Clifford E. Pietrafitta
                                           Vice President - Finance,
                                           Chief Financial Officer and
                                           Principal Accounting Officer