Form 10-Q
period 2003-09-30
CSS INDUSTRIES INC
filed 2003-11-14
CIK 20629

Click Here for Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.
20549

FORM 10-Q

For the Quarter Ended	Commission file number 1-2661
September 30, 2003

CSS INDUSTRIES, INC.
(Exact name of registrant as specified in its Charter)

Delaware	13-1920657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

1845 Walnut Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(215) 569-9900
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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No

As of September 30, 2003, there were 11,813,294 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2003 and March 31, 2003, and the results of its operations and cash flows for the three and six months ended September 30, 2003 and 2002. The results for the three and six months ended September 30, 2003 are not necessarily indicative of the expected results for the full year. As certain previously reported notes and footnote disclosures have been omitted, these financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K and with Part II of this document.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except
per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

SALES	$179,162	$175,452	$237,452	$226,009

COSTS AND EXPENSES
Cost of sales	130,295	131,512	172,981	167,717
Selling, general and administrative expenses	25,729	25,482	47,282	46,480
Interest expense, net	984	1,132	1,689	1,407
Other (income) expense, net	(198)	120	(502)	(21)

	156,810	158,246	221,450	215,583

INCOME BEFORE INCOME TAXES	22,352	17,206	16,002	10,426

INCOME TAX EXPENSE	8,136	6,194	5,825	3,754

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,216	11,012	10,177	6,672

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)	—	—	—	(8,813)

NET INCOME (LOSS)	$14,216	$11,012	$10,177	$(2,141)

BASIC NET INCOME (LOSS) PER COMMON SHARE
Before cumulative effect of accounting change	$1.21	$.97	$.87	$.55

Cumulative effect of accounting change	—	—	—	(.73)

Basic net income (loss) per common share	$1.21	$.97	$.87	$(.18)

DILUTED NET INCOME (LOSS) PER COMMON SHARE
Before cumulative effect of accounting change	$1.15	$.91	$.83	$.52

Cumulative effect of accounting change	—	—	—	(.69)

Diluted net income (loss) per common share	$1.15	$.91	$.83	$(.17)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	11,748	11,381	11,682	12,033

DILUTED	12,366	12,078	12,254	12,717

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.08	$—	$.147	$—

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$14,216	$11,012	$10,177	$(2,141)
Change in fair value of interest rate swap agreements, net	121	31	120	(212)
Foreign currency translation adjustment	17	(43)	17	(1)

Comprehensive income (loss)	$14,354	$11,000	$10,314	$(2,354)

See notes to consolidated financial statements.

3

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	March 31, 2003

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,635	$51,981
Accounts receivable, net	157,048	47,583
Inventories	162,407	106,648
Current income taxes	—	2,398
Deferred income taxes	6,715	6,226
Other current assets	17,425	13,771

Total current assets	352,230	228,607

PROPERTY, PLANT AND EQUIPMENT, NET	81,019	82,731

OTHER ASSETS
Intangible assets, net	37,033	36,045
Other	3,997	4,578

Total other assets	41,030	40,623

Total assets	$474,279	$351,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$76,600	$—
Other current liabilities	102,455	69,645

Total current liabilities	179,055	69,645

LONG-TERM DEBT, NET OF CURRENT PORTION	50,000	50,063

LONG-TERM OBLIGATIONS	4,012	3,684

DEFERRED INCOME TAXES	8,249	7,706

STOCKHOLDERS’ EQUITY	232,963	220,863

Total liabilities and stockholders’ equity	$474,279	$351,961

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Six Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$10,177	$(2,141)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cumulative effect of accounting change, net of tax	—	8,813
Depreciation and amortization	6,821	6,437
Loss (gain) on disposal of assets, net	1	(2)
Provision for doubtful accounts	701	849
Deferred taxes	53	—
Changes in assets and liabilities, net of effects of disposal of a business:
(Increase) in accounts receivable	(110,166)	(105,079)
(Increase) in inventory	(57,990)	(59,135)
(Increase) decrease in other assets	(5,561)	6,603
Increase in other current liabilities	29,089	25,937
Increase in accrued taxes	6,676	6,434

Total adjustments	(130,376)	(109,143)

Net cash (used for) operating activities	(120,199)	(111,284)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,083)	(5,582)
Proceeds from sale of assets	3,705	2

Net cash (used for) investing activities	(1,378)	(5,580)

Cash flows from financing activities:
Payments on long-term obligations	(172)	(532)
Borrowings on notes payable	146,585	277,375
Repayments on notes payable	(69,985)	(142,775)
Dividends paid	(1,721)	—
Purchase of treasury stock	—	(36,510)
Proceeds from exercise of stock options	3,507	2,564

Net cash provided by financing activities	78,214	100,122

Effect of exchange rate changes on cash	17	(1)

Net (decrease) in cash and temporary investments	(43,346)	(16,743)

Cash and cash equivalents at beginning of period	51,981	20,006

Cash and cash equivalents at end of period	$8,635	$3,263

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other (income) expense, net in the consolidated statements of operations.

Nature of Business -

CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. Due to the seasonality of the Company’s business, the majority of sales occur in the second and third quarters of the Company’s fiscal year which ends March 31, and a material portion of the Company’s trade receivables are due in December and January of each year.

Use of Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates include valuation reserves for inventory and accounts receivable, the assessment of goodwill, income tax valuation and resolution of litigation. Actual results could differ from those estimates.

Back to Index

Inventories -

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt of in-transit inventory of overseas product. The Company adjusts unsalable and slow-moving inventory to its net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2003	2003

Raw material	$26,502	$24,260
Work-in-process	19,306	30,183
Finished goods	116,599	52,205

	$162,407	$106,648

Revenue Recognition -

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

Stock-Based Compensation -

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have changed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

(in thousands, except per share data)

Net income (loss), as reported	$14,216	$11,012	$10,177	$(2,141)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	589	891	1,200	1,782

Pro forma net income (loss)	$13,627	$10,121	$8,977	$(3,923)

Income (loss) per share:
Basic – as reported	$1.21	$.97	$.87	$(.18)
Basic – pro forma	$1.16	$.89	$.77	$(.33)

Diluted – as reported	$1.15	$.91	$.83	$(.17)
Diluted – pro forma	$1.10	$.84	$.74	$(.31)

Back to Index

Net Income (Loss) Per Common Share -

The following table sets forth the computation of basic income (loss) per common share and diluted income (loss) per common share for the three and six months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended September 30,			Six Months Ended September 30,

	2003	2002		2003		2002

Numerator:
Income before cumulative effect of accounting change	$14,216		$11,012		$10,177	$6,672
Cumulative effect of accounting change	—		—		—	(8,813)

Net income (loss)	$14,216		$11,012		$10,177	$(2,141)

Denominator:
Weighted average shares outstanding for basic loss per common share	11,748		11,381		11,682	12,033
Effect of dilutive stock options	618		697		572	684

Adjusted weighted average shares outstanding for diluted loss per common share	12,366		12,078		12,254	12,717

Basic net income (loss) per common share:
Income before cumulative effect of accounting change	$1.21		$.97		$.87	$.55
Cumulative effect of accounting change	—		—		—	(.73)

Net income (loss) per common share	$1.21	$	..97	$	..87	$(.18)

Diluted net income (loss) per common share:

Income before cumulative effect of accounting change	$1.15		$.91		$.83	$.52
Cumulative effect of accounting change	—		—		—	(.69)

Net income (loss) per common share	$1.15	$	..91	$	..83	$(.17)

Statements of Cash Flows -

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

Reclassifications -

Certain prior period amounts have been reclassified to conform with the current year classification.

(2)	STOCK SPLIT:

On May 27, 2003 the Board of Directors authorized a three-for-two split of the Company’s common stock, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these financial statements.

Back to Index

(3)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Such transactions are designated as fair value hedging instruments. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2003, the notional amount of open foreign currency forward contracts was $22,606,000 and the related loss was $394,000.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average notional amounts of interest rate swap contracts subject to fixed rates outstanding as of September 30, 2003 for the remainder of fiscal year 2004 was $12,071,000. These agreements involve the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 5.09% for fiscal year 2004. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid under these agreements are recognized as adjustments to interest expense and amounted to $189,000 and $299,000 for the quarters ended September 30, 2003 and 2002 and $200,000 and $315,000 for the six months ended September 30, 2003 and 2002.

The Company designates all of its interest rate swap agreements as cash flow hedges and records the fair value of its interest rate swap agreements in its consolidated balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Unrealized after tax net gains of $121,000 and $31,000 were recorded in other comprehensive income (loss) during the second quarter of fiscal 2004 and fiscal 2003, respectively. Unrealized after tax net gains of $120,000 and unrealized after tax net losses of $212,000 were recorded in other comprehensive income (loss) during the six months ended September 30, 2003 and 2002, respectively. The fair value of interest rate swap agreements is included in other current liabilities and totaled $245,000 and $437,000 as of September 30, 2003 and March 31, 2003, respectively.

(4)	BUSINESS ACQUISITIONS AND DIVESTITURES:

Crystal Creative Products, Inc.

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) for approximately $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $11,215,000 was recorded as intangible assets. Of the $11,215,000 of acquired intangible assets, $4,290,000 was assigned to trade names that are not subject to amortization, $6,625,000 was assigned to goodwill and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company will restructure its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for approximately $3,525,000 in July 2003, and will close Crystal’s primary manufacturing facility in Maysville, Kentucky and a separate administration building in Middletown, Ohio. In the quarter ended September 30, 2003, the Company recorded a restructuring reserve of approximately $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees. Payments of approximately $156,000, mainly for costs associated with the closing of the Maysville facility, were made in the second quarter of fiscal 2004. As a result of this restructuring and other adjustments, goodwill increased by approximately $1,273,000. Severance payments will be paid through the first quarter of fiscal year 2005 and payments related to contractual obligations and facility exit costs will be paid through the end of fiscal year 2006. As of September 30, 2003, the remaining liability of $1,516,000 was classified as a current liability in the accompanying consolidated balance sheet.

Back to Index

Selected information relating to the Crystal restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Total Facility Exit Costs	Total

Initial accrual – July 2003	$626	$1,046	$1,672
Cash paid	(43)	(113)	(156)

Restructuring reserve as of September 30, 2003	$583	$933	$1,516

C.M. Offray & Son, Inc.

On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. (“Offray”) which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. In consideration, the Company paid approximately $44,865,000 in cash, including transactions costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired. Therefore, no goodwill was recorded in this transaction.

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of September 30, 2003, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. Payments, mainly for severance costs, of approximately $116,000 and $418,000 were made in the second quarter and in the six months ended September 30, 2003. As of September 30, 2003, the remaining liability of approximately $697,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid during the remainder of fiscal 2004.

Selected information relating to the Offray restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Total Facility Exit Costs	Total

Restructuring reserve as of March 31, 2003	$713	$402	$1,115
Cash paid	(308)	(110)	(418)

Restructuring reserve as of September 30, 2003	$405	$292	$697

Back to Index

(5)	GOODWILL AND INTANGIBLES:

Effective July 1, 2001 and April 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”, respectively. The guidance in SFAS No. 141 supercedes APB Opinion No. 16. “Business Combinations.” Upon adoption of SFAS No. 142, amortization of existing goodwill ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment, if any.

The Company had approximately $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded on its consolidated balance sheet at the beginning of fiscal year 2003. The negative goodwill related entirely to the acquisition of Cleo Inc (“Cleo”). Cleo was purchased on November 15, 1995 at a discount to fair value and after all long-term assets were reduced to $0 in purchase accounting, the remaining discount was recorded as negative goodwill and amortized over ten years. The $2,393,000 in negative goodwill within the Cleo reporting unit was required to be reversed upon the adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of 2003, and determined that $14,049,000 of goodwill recorded within the Company’s Paper Magic Group, Inc. – Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

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

The changes in the carrying amount of goodwill for the six months ended September 30, 2003 are as follows (in thousands):

Balance as of March 31, 2003	$31,017
Restructuring reserve and other adjustments related to Crystal	1,273

Balance as of September 30, 2003	$32,290

In addition to goodwill, the Company has $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $453,000 of other intangible assets, net of accumulated amortization of $204,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years. Amortization expense for the six months ended September 30, 2003 was $75,000. Based on the current composition of intangibles, amortization expense for each of the succeeding five years is projected to be as follows: six months ending March 31, 2004: $76,000; years ending March 31, 2005: $151,000; 2006: $94,000; 2007: $94,000; and 2008: $38,000.

Back to Index

(6)	ACCOUNTING PRONOUNCEMENTS:

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company at the beginning of fiscal year 2004 with no impact to the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 was adopted by the Company at the beginning of fiscal year 2004 with no impact to the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003. In addition, the interpretation, as originally issued, required public companies to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 as of the beginning of annual or interim periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the implementation date of this interpretation for variable interest entities that existed prior to February 1, 2003 to annual or interim periods beginning after December 15, 2003. This Interpretation is applicable for the Company in the third quarter of fiscal year 2004 for interests acquired in variable interest entities prior to February 1, 2003. The adoption of Interpretation No. 46 did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financing component. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Back to Index

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax valuation; and estimated costs to be incurred for settlement of litigation.

RESULTS OF OPERATIONS

Seasonality

The seasonal nature of CSS’ business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Stock Split

On May 27, 2003 the Board of Directors authorized a three-for-two common stock split, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in the financial statements.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Sales for the six months ended September 30, 2003 increased 5% to $237,452,000 from $226,009,000 in 2002. The increase was attributable to incremental sales of Crystal Creative Products, Inc. (“Crystal”), which was acquired on October 18, 2002. Excluding Crystal, sales decreased $4,679,000, or 2%, due primarily to decreased sales of Halloween products and the later timing of shipments of Christmas gift wrap and ribbons and bows.

Cost of sales, as a percentage of sales, was 73% in 2003 compared to 74% in 2002. Excluding the impact of the Crystal acquisition, cost of sales, as a percentage of sales, improved to 71% due to the effects of increased sales of everyday products, improved mix and higher margins on Halloween products and improved manufacturing efficiencies.

Back to Index

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, improved from 21% in 2002 to 20% in 2003 primarily due to the decline in bad debt expense of $1,100,000 related to the settlement of the Kmart bankruptcy claim and the related collection of additional funds under a pre-existing claims put agreement.

Interest expense, net was $1,689,000 in 2003 and $1,407,000 in 2002. The increase in interest expense was primarily due to the mix of fixed rate versus floating rate debt as the Company issued $50,000,000 of seven year fixed rate senior notes in December 2002. Lower borrowing levels partially offset the impact of higher fixed rate debt.

Income taxes, as a percentage of income before taxes, were 36% in 2003 and 2002.

Income before cumulative effect of change in accounting principle increased 53% to $10,177,000, or $.83 per diluted share in 2003 compared to $6,672,000, or $.52 per diluted share in 2002. The increase in income was primarily due to the effects of increased sales, higher margins on everyday and Halloween products, favorable manufacturing efficiencies and the decline in bad debt expense, partially offset by increased interest expense. Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective with the beginning of its prior fiscal year, April 1, 2002, the Company recorded a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $.69 per diluted share.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Sales for the quarter ended September 30, 2003 increased 2% to $179,162,000 from $175,452,000. The increase in sales was due to the inclusion of Crystal, acquired on October 18, 2002. Excluding Crystal, sales decreased $5,283,000, or 3%, primarily due to the later timing of Christmas shipments and lower Halloween sales, partially offset by increased sales of everyday products.

Cost of sales, as a percentage of sales, was 73% for the quarter ended September 30, 2003 compared to 75% in the prior year quarter. Excluding the impact of the Crystal acquisition, cost of sales, as a percentage of sales, improved to 72% due to the effects of increased everyday sales and margins, favorable margins on Halloween products and improved manufacturing efficiencies.

SG&A expenses, as a percentage of sales were 14% in the second quarter of fiscal 2004 and 2003. During the quarter ended September 30, 2003, the settlement of the Kmart bankruptcy claim and related collection of $1,100,000 in proceeds under a pre-existing claims put agreement resulted in a decline in bad debt expense which was substantially offset by an increase in professional fees.

Interest expense, net was $984,000 for the quarter ended September 30, 2003 compared to $1,132,000 for the same quarter of the prior year. The decrease in interest expense was due to decreased borrowing levels, partially offset by the increased mix of fixed rate versus floating rate debt.

Income taxes, as a percentage of income before taxes, were 36% in the second quarter of fiscal 2004 and 2003.

Net income increased to $14,216,000 for the quarter ended September 30, 2003, or $1.15 per diluted share, compared to prior year net income of $11,012,000, or $.91 per diluted share. The increase in net income was primarily due to the impact of higher everyday sales and margins and favorable margins on Halloween products, partially offset by the effects of later shipments of certain Christmas products.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had working capital of $173,175,000 and stockholders' equity of $232,963,000. The increase in accounts receivable from March 31, 2003 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2003 reflected the normal seasonal inventory build necessary for the fiscal 2004 shipping season. The increase in stockholders’ equity was primarily attributable to year-to-date net income, partially offset by cash dividends paid.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $100,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financial facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the unsecured revolving credit facility. At September 30, 2003, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and $76,600,000 outstanding under the Company’s short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries. All significant intercompany transactions are eliminated in the consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” See the notes to the consolidated financial statements for information concerning the Company’s implementation and impact of these standards.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2003 has not materially changed from March 31, 2003 (See Item 7A of the Annual Report on Form 10-K).

Back to Index

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company’s management, the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and procedures.

(b)	Changes in Internal Controls. The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The annual meeting of stockholders of the registrant was held on August 7, 2003.

	(b)	The following were elected to serve as Directors of the registrant until the next annual meeting and until their successors shall be elected and qualify:

	SHARES OF VOTING STOCK (1)

	FOR	WITHHELD

James H. Bromley	11,028,641	221,490

Stephen V. Dubin	9,603,164	1,646,967

David J. M. Erskine	9,603,164	1,646,967

Jack Farber	9,603,164	1,646,967

Leonard E. Grossman	11,139,000	111,131

James E. Ksansnak	11,056,500	193,631

Rebecca C. Matthias	11,139,000	111,131

Michael L. Sanyour	11,056,500	193,631

(1)	Shares of voting stock have been restated to reflect the three-for-two split of the Company’s common stock, effective July 10, 2003.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

	(b)	Reports on Form 8-K

On July 25, 2003, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release announcing its financial results for the quarter ended June 30, 2003, which was also filed as an exhibit under Item 7.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSS INDUSTRIES, INC.
(Registrant)

Date: November 7, 2003	By:	/s/ David J. M. Erskine
David J. M. Erskine
President and Chief
Executive Officer

Date: November 7, 2003	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President – Finance,
Chief Financial Officer and
Principal Accounting Officer