Form 10-Q
period 2003-12-31
CSS INDUSTRIES INC
filed 2004-02-17
CIK 20629

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.
20549

FORM 10-Q

For the Quarter Ended December 31, 2003	Commission file number 1-2661

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its Charter)

Delaware	13-1920657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1845 Walnut Street, Philadelphia, PA	19103

(Address of principal executive offices)	(Zip Code)

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

Yes x	No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes x	No___

As of February 11, 2004, there were 11,882,433 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2003 and March 31, 2003, and the results of its operations and cash flows for the three and nine months ended December 31, 2003 and 2002. The results for the three and nine months ended December 31, 2003 are not necessarily indicative of the expected results for the full year. As certain previously reported footnote disclosures have been omitted, these financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K and with Part II of this document.

PAGE NO.

Consolidated Statements of Operations and Comprehensive Income – Three and nine months ended December 31, 2003 and 2002	3

Condensed Consolidated Balance Sheets – December 31, 2003 and March 31, 2003	4

Consolidated Statements of Cash Flows – Nine months ended December 31, 2003 and 2002	5

Notes to Consolidated Financial Statements	6-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16

Item 3. Quantitive and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

SALES	$247,394	$250,682	$484,846	$476,691

COSTS AND EXPENSES
Cost of sales	176,075	181,296	349,056	349,013
Selling, general and administrative expenses	27,416	27,906	74,698	74,386
Interest expense, net	1,185	1,496	2,874	2,903
Other expense (income), net	192	(118)	(310)	(139)

	204,868	210,580	426,318	426,163

INCOME BEFORE INCOME TAXES	42,526	40,102	58,528	50,528

INCOME TAX EXPENSE	15,129	14,436	20,954	18,190

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	27,397	25,666	37,574	32,338

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)	—	—	—	(8,813)

NET INCOME	$27,397	$25,666	$37,574	$23,525

BASIC NET INCOME PER COMMON SHARE
Before cumulative effect of accounting change	$2.31	$2.24	$3.20	$2.73
Cumulative effect of accounting change	—	—	—	(.75)

Basic net income per common share	$2.31	$2.24	$3.20	$1.98

DILUTED NET INCOME PER COMMON SHARE
Before cumulative effect of accounting change	$2.18	$2.12	$3.05	$2.59
Cumulative effect of accounting change	—	—	—	(.71)

Diluted net income per common share	$2.18	$2.12	$3.05	$1.88

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	11,841	11,457	11,730	11,860

DILUTED	12,592	12,086	12,335	12,483

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.08	$—	$.227	$-

COMPREHENSIVE INCOME

Net income	$27,397	$25,666	$37,574	$23,525
Change in fair value of interest rate swap agreements, net	149	209	269	(3)
Foreign currency translation adjustment	—	—	17	(1)

Comprehensive income	$27,546	$25,875	$37,860	$23,521

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	December 31, 2003	March 31, 2003

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,158	$51,981
Accounts receivable, net	215,377	47,583
Inventories	76,187	106,648
Current income taxes	—	2,398
Deferred income taxes	7,179	6,226
Other current assets	11,934	13,771

Total current assets	322,835	228,607

PROPERTY, PLANT AND EQUIPMENT, NET	82,959	82,731

OTHER ASSETS
Intangible assets, net	36,995	36,045
Other	4,473	4,578

Total other assets	41,468	40,623

Total assets	$447,262	$351,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$28,980	$—
Other current liabilities	95,653	69,645

Total current liabilities	124,633	69,645

LONG-TERM DEBT, NET OF CURRENT PORTION	50,000	50,063

LONG-TERM OBLIGATIONS	3,564	3,684

DEFERRED INCOME TAXES	9,098	7,706

STOCKHOLDERS’ EQUITY	259,967	220,863

Total liabilities and stockholders’ equity	$447,262	$351,961

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Nine Months Ended December 31,

	2003	2002

Cash flows from operating activities:
Net income	$37,574	$23,525

Adjustments to reconcile net income to net cash
used for operating activities:
Cumulative effect of accounting change, net of tax	—	8,813
Depreciation and amortization	10,252	9,974
Loss (gain) on disposal of assets, net	255	(7)
Provision for doubtful accounts	917	1,725
Deferred taxes	439	1,272
Changes in assets and liabilities, net of effects of
purchase and disposal of businesses:
(Increase) in accounts receivable	(168,711)	(154,945)
Decrease in inventory	28,230	30,629
(Increase) decrease in other assets	(662)	8,655
Increase in other current liabilities	13,929	5,346
Increase in accrued taxes	14,734	14,777

Total adjustments	(100,617)	(73,761)

Net cash (used for) operating activities	(63,043)	(50,236)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,551)	(7,829)
Purchase of a business, net of cash received of $1	—	(22,891)
Proceeds from sale of assets	3,702	30

Net cash (used for) investing activities	(6,849)	(30,690)

Cash flows from financing activities:
Payments on long-term obligations	(172)	(599)
Borrowings on notes payable	188,795	458,215
Repayments on notes payable	(159,815)	(382,315)
Repayment of acquisition debt	—	(18,828)
Proceeds from the issuance of long-term debt	—	50,000
Payment of private placement transaction costs	—	(294)
Dividends paid	(2,668)	—
Payment of fractional shares related to 3 for 2 stock split	(2)	—
Purchase of treasury stock	—	(36,510)
Proceeds from exercise of stock options	3,914	3,719

Net cash provided by financing activities	30,052	73,388

Effect of exchange rate changes on cash	17	(1)

Net (decrease) in cash and temporary investments	(39,823)	(7,539)

Cash and cash equivalents at beginning of period	51,981	20,006

Cash and cash equivalents at end of period	$12,158	$12,467

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are included in other expense (income), net in the consolidated statements of operations.

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

Use of Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates include valuation reserves for inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax valuation and resolution of litigation. Actual results could differ from those estimates.

Back to Contents

Inventories-

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

	December 31, 2003	March 31, 2003

Raw material	$18,867	$24,260
Work-in-process	16,614	30,183
Finished goods	40,706	52,205

	$76,187	$106,648

Revenue Recognition-

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

Stock-Based Compensation-

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have changed as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

(in thousands, except per share data)

Net income, as reported	$27,397	$25,666	$37,574	$23,525
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(567)	(861)	(1,702)	(2,578)

Pro forma net income	$26,830	$24,805	$35,872	$20,947

Net income per share:
Basic – as reported	$2.31	$2.24	$3.20	$1.98
Basic – pro forma	$2.27	$2.17	$3.06	$1.77

Diluted – as reported	$2.18	$2.12	$3.05	$1.88
Diluted – pro forma	$2.12	$2.05	$2.93	$1.70

Back to Contents

Net Income Per Common Share-

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the three and nine months ended December 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Numerator:
Income before cumulative effect of accounting change	$27,397	$25,666	$37,574	$32,338
Cumulative effect of accounting change	—	—	—	(8,813)

Net income	$27,397	$25,666	$37,574	$23,525

Denominator:
Weighted average shares outstanding for basic net income per common share	11,841	11,457	11,730	11,860
Effect of dilutive stock options	751	629	605	623

Adjusted weighted average shares outstanding for diluted net income per common share	12,592	12,086	12,335	12,483

Basic net income per common share:
Income before cumulative effect of accounting change	$2.31	$2.24	$3.20	$2.73
Cumulative effect of accounting change	—	—	—	(.75)

Net income per common share	$2.31	$2.24	$3.20	$1.98

Diluted net income per common share:
Income before cumulative effect of accounting change	$2.18	$2.12	$3.05	$2.59
Cumulative effect of accounting change	—	—	—	(.71)

Net income per common share	$2.18	$2.12	$3.05	$1.88

Statements of Cash Flows-

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

Reclassifications-

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

Back to Contents

(3)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Such transactions are designated as fair value hedging instruments. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2003, the notional amount of open foreign currency forward contracts was $24,086,000 and the related loss was $1,567,000.

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average notional amounts of interest rate swap contracts subject to fixed rates outstanding as of December 31, 2003 for the remainder of fiscal year 2004 was $853,000. These agreements involve the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a weighted average rate of 5.09% for fiscal year 2004. Variable rate payments are based on one month U.S. dollar LIBOR. Interest rate differentials paid under these agreements are recognized as adjustments to interest expense and amounted to $235,000 and $391,000 for the quarters ended December 31, 2003 and 2002 and $435,000 and $706,000 for the nine months ended December 31, 2003 and 2002.

The Company designates all of its interest rate swap agreements as cash flow hedges and records the fair value of its interest rate swap agreements in its consolidated balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Unrealized after tax net gains of $149,000 and $209,000 were recorded in other comprehensive income during the third quarter of fiscal 2004 and fiscal 2003, respectively. Unrealized after tax net gains of $269,000 and unrealized after tax net losses of $3,000 were recorded in other comprehensive income during the nine months ended December 31, 2003 and 2002, respectively. The fair value of interest rate swap agreements is included in other current liabilities and totaled $10,000 and $437,000 as of December 31, 2003 and March 31, 2003, respectively.

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

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company restructured its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for approximately $3,525,000 in July 2003, and closed Crystal’s primary manufacturing facility in Maysville, Kentucky. A separate administration building in Middletown, Ohio is also scheduled to be closed. The Company recorded a restructuring reserve of approximately $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees. As a result of this restructuring and other adjustments, goodwill increased by approximately $1,273,000. Payments of approximately $495,000 and $651,000, mainly for costs associated with the closing of the Maysville facility, were made in the third quarter and in the nine months ended December 31, 2003. Severance payments will be paid through the first quarter of fiscal year 2005 and payments related to contractual obligations and facility exit costs will be paid through the end of fiscal year 2005. As of December 31, 2003, the remaining liability of $1,021,000 was classified as a current liability in the accompanying consolidated balance sheet.

Back to Contents

Selected information relating to the Crystal restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Facility Exit Costs	Total

Initial accrual – July 2003	$626	$1,046	$1,672
Cash paid	(284)	(367)	(651)

Restructuring reserve as of December 31, 2003	$342	$679	$1,021

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

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of December 31, 2003, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. Payments, mainly for severance costs, of approximately $66,000 and $484,000 were made in the third quarter and in the nine months ended December 31, 2003. As of December 31, 2003, the remaining liability of approximately $631,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid through the first quarter of fiscal 2005.

Selected information relating to the Offray restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Facility Exit Costs	Total

Restructuring reserve as of March 31, 2003	$713	$402	$1,115
Cash paid	(343)	(141)	(484)

Restructuring reserve as of December 31, 2003	$370	$261	$631

Back to Contents

(5)	GOODWILL AND INTANGIBLES:

Effective July 1, 2001 and April 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” respectively. The guidance in SFAS No. 141 supercedes APB Opinion No. 16, “Business Combinations.” Upon adoption of SFAS No. 142, amortization of existing goodwill ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment, if any.

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

The changes in the carrying amount of goodwill for the nine months ended December 31, 2003 are as follows (in thousands):

Balance as of March 31, 2003	$31,017
Restructuring reserve and other adjustments related to Crystal	1,273

Balance as of December 31, 2003	$32,290

In addition to goodwill, the Company has $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $415,000 of other intangible assets, net of accumulated amortization of $242,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years. Amortization expense for the nine months ended December 31, 2003 was $113,000. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2004 and the succeeding four years is projected to be as follows: three months ending March 31, 2004: $38,000; years ending March 31, 2005: $151,000; 2006: $94,000; 2007: $94,000; and 2008: $38,000.

Back to Contents

(6)	ACCOUNTING PRONOUNCEMENTS:

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company at the beginning of fiscal year 2004 with no impact on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 was adopted by the Company at the beginning of fiscal year 2004 with no impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is anticipated to have no impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 for new or modified financial instruments on June 1, 2003. The adoption of this statement had no impact on the Company’s financial position or results of operations.

Back to Contents

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the disclosures for its fiscal year ending March 31, 2004. The adoption of this statement is anticipated to have no impact on the Company’s financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the consolidated financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on the Company’s financial position or results of operations.

Back to Contents

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable, income tax valuation and resolution of litigation.

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

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Sales for the nine months ended December 31, 2003 increased 2% to $484,846,000 from $476,691,000 in 2002. The increase was attributable to incremental sales of Crystal Creative Products, Inc. (“Crystal”), which was acquired on October 18, 2002. Excluding Crystal, sales decreased $12,770,000, or 3%, due primarily to lower sales of Halloween and certain Christmas products, partially offset by higher sales of everyday products and the effects of higher value export sales due to the weakening U.S. dollar.

Cost of sales, as a percentage of sales, was 72% in 2003 compared to 73% in 2002. Excluding the impact of the Crystal acquisition, cost of sales, as a percentage of sales, decreased to 71% due to lower material costs, improved manufacturing efficiencies and the favorable effects of the weakening U.S. dollar on export sales.

Back to Contents

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 15% in 2003 compared to 16% in 2002. This improvement was primarily due to the decline in bad debt expense of $1,100,000 related to the settlement of the Kmart bankruptcy claim and the related collection of additional funds under a pre-existing claims put agreement.

Interest expense, net was $2,874,000 in 2003 and $2,903,000 in 2002. The decrease in interest expense was primarily due to lower borrowing levels, partially offset by the impact of increased levels of fixed rate debt as a result of the issuance of $50,000,000 of seven year fixed rate senior notes in December 2002.

Income taxes, as a percentage of income before taxes, were 36% in 2003 and 2002.

Income before cumulative effect of change in accounting principle increased 16% to $37,574,000, or $3.05 per diluted share in 2003, compared to $32,338,000, or $2.59 per diluted share in 2002. The increase in income was primarily due to the effects of incremental sales attributable to Crystal, higher value export sales, lower material costs, favorable manufacturing efficiencies and the decline in bad debt expense. Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective with the beginning of its prior fiscal year, April 1, 2002, the Company recorded a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $.71 per diluted share.

Quarter Ended December 31, 2003 Compared to Quarter Ended December 31, 2002

Sales for the quarter ended December 31, 2003 decreased 1% to $247,394,000 from $250,682,000. Excluding the impact of the acquisition of Crystal, sales decreased $7,934,000, or 3%, primarily due to lower sales of Christmas cards, partially offset by increased sales of Christmas gift wrap, gift tags and ribbons and bows and the effects of higher value export sales as a result of the weakening U.S. dollar.

Cost of sales, as a percentage of sales, decreased to 71% for the quarter ended December 31, 2003 compared to 72% in the prior year quarter, primarily due to production efficiencies and the favorable impact of the weakening U.S. dollar on export sales.

SG&A expenses as a percentage of sales were 11% in the third quarter of fiscal 2004 and 2003. This was a result of the incremental increase in SG&A expenses related to the acquisition of Crystal on October 18, 2002 being substantially offset by cost reductions achieved in the base businesses.

Interest expense, net was $1,185,000 for the quarter ended December 31, 2003 compared to $1,496,000 for the same quarter of the prior year. The decrease in interest expense was due to decreased borrowing levels, partially offset by the increased mix of fixed rate versus floating rate debt.

Income taxes, as a percentage of income before taxes, were 36% in the third quarter of fiscal 2004 and 2003.

Net income increased to $27,397,000 for the quarter ended December 31, 2003, or $2.18 per diluted share, compared to prior year net income of $25,666,000, or $2.12 per diluted share. The increase in net income was primarily due to increased margins related to improved manufacturing efficiencies and the effects of higher value export sales, partially offset by the impact of lower sales volume.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had working capital of $198,202,000 and stockholders' equity of $259,967,000. The increase in accounts receivable from March 31, 2003 reflected seasonal billings of current year Christmas accounts receivables, net of current year collections. The decrease in inventories reflected normal seasonal shipments during the fiscal 2004 shipping season. The increase in other current liabilities was due to increased accruals for income taxes, sales commissions, royalties and employee benefits. The increase in stockholders’ equity was primarily attributable to year-to-date net income, partially offset by cash dividends paid.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with over 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings are made under a $100,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financial facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions, as permitted under the unsecured revolving credit facility. At December 31, 2003, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and $28,980,000 outstanding under the Company’s short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future. The Company is currently in the process of renewing its short-term financing arrangements which will otherwise expire on April 30, 2004.

The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries. All significant intercompany transactions are eliminated in the consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In December 2003, the FASB revised SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” See the notes to the consolidated financial statements for information concerning the Company’s implementation and impact of these standards.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2003 has not materially changed from March 31, 2003 (see Item 7A of the Annual Report on Form 10-K).

Back to Contents

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company’s management, the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and procedures.

(b)	Changes in Internal Controls. The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

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

On October 23, 2003, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release announcing its financial results for the quarter ended September 30, 2003, which was also filed as an exhibit under Item 7.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)

Date: February 13, 2004	By:	/s/David J. M. Erskine

David J. M. Erskine President and Chief Executive Officer

Date: February 13, 2004	By:	/s/Clifford E. Pietrafitta

Clifford E. Pietrafitta Vice President – Finance, Chief Financial Officer and Principal Accounting Officer