Form 10-K
period 2004-03-31
CSS INDUSTRIES INC
filed 2004-06-14
CIK 20629

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

Commission File Number 1-2661

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-1920657

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, Philadelphia, PA	19103

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(215) 569-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, $.10 par value	New York Stock Exchange

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

Yes  X            No

      (Page 1 of Cover Page)

Proceed to Contents

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X            No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $261,624,790. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2003, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “CSS SECURITY OWNERSHIP” in the Proxy Statement to be filed by the registrant for its 2004 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 25, 2004, there were outstanding 11,894,468 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12, 13 and 14).

      (Page 2 of Cover Page)

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2004
INDEX

Back to Contents

[THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Contents

Part I

Item 1. Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement and sale to mass market retailers of seasonal and social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS’ product breadth, product innovation, creative design, manufacturing and packaging flexibility, product sourcing expertise, product quality and customer service are key to sustaining the Company’s market leadership position. A substantial portion of CSS’ products are manufactured, packaged and warehoused in twenty North American facilities, with the remainder purchased primarily from manufacturers in the Far East. The Company’s products are sold to its customers by national and regional account managers and by a network of independent manufacturers’ representatives. The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), acquired by the Company in August 1988, Berwick Offray LLC (“Berwick”), acquired in May 1993, and Cleo Inc (“Cleo”), acquired in November 1995.

In recent years, CSS has completed several acquisitions of companies that have been complementary to its existing businesses. During May 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. During March 2002, Berwick completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. (“Offray”) which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. During October 2002, Cleo acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) which is a leading designer, manufacturer and distributor of consumer convenience gift wrap products.

The Company has experienced growth through a combination of acquisitions and the improvement of existing operations. The Company’s goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

The Company’s Internet address is www.cssindustries.com.On its website, the following filings are posted as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company’s website are available free of charge. In addition, the Nominating and Governance Committee, the Human Resources Committee and the Audit Committee each have a charter that sets forth the committee’s role and responsibilities. All of these charters are available on the Company’s website. The Board has also adopted its Corporate Governance Principles, its Employees Code of Ethics and Internal Disclosure Procedures and its Directors Code of Business Conduct and Ethics, copies of which are also available on the Company’s website. This information is available in print to any stockholder who requests it.

Principal Products CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, decorative tissue paper, paper and vinyl decorations, and decorative ribbons and bows. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets decorative ribbons and bows to its mass market, craft retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through the mass market, school supply distributors and direct-to-retail teachers’ stores.

Back to Contents

CSS manufactures and warehouses its products in twenty facilities located in Pennsylvania, Maryland, South Carolina, Alabama, Tennessee, Texas, Ohio and Kentucky. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are primarily produced and warehoused in four facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. These products share a distribution facility in northeastern Pennsylvania with Christmas products of the Company. Ribbons and bows are manufactured and warehoused in twelve facilities located in northeastern Pennsylvania, Maryland, South Carolina, Alabama and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically and sourced from Mexico, the Far East and Latin America. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging are performed in one facility in Memphis, Tennessee. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis. Tissue products are either sourced from international sources or converted from raw stock into packaged goods at our Maysville, Kentucky facility. Tissue and gift bag products are primarily distributed from a facility in Hamilton, Ohio. Other products, designed to the specifications of CSS, are imported from Pacific Rim manufacturers.

Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, inside sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Minneapolis, Dallas, Atlanta and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers’ stores. CSS’ revenues are primarily seasonal with approximately 60% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine’s Day seasons and everyday product sales. Seasonal products are generally designed and marketed beginning approximately eighteen to twenty months before the holiday event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until after the holiday, in accordance with industry practice. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through inside sales representatives or independent manufacturers representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers.

Due to the ever increasing competitive retail environment, CSS plays a crucial role in helping the retailer develop programs to meet revenue objectives while appealing to consumers’ tastes. These objectives are met through the development and manufacture of custom configured and designed products. CSS’ years of experience in program development and product quality are key competitive advantages in helping retailers meet their objectives.

Competition CSS’ principal competitor in Christmas products is Plus Mark, Inc. (a subsidiary of American Greetings Corporation). Image Arts Inc., a subsidiary of Hallmark Cards, Inc., is also a competitor in the boxed greeting card business. CSS competes, to a limited extent, with other product offerings of Hallmark Cards, Inc. and American Greetings Corporation. These competitors are larger and have greater resources than the Company. In

Back to Contents

addition, CSS also competes with various domestic and foreign companies in each of its other seasonal product offerings.

CSS believes its products are positioned adequately for continued growth in their primary markets. Since competition is based primarily on price, timely delivery, creative design and the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS’ product driven focus combined with consistent service levels allows it to compete effectively in its core markets.

Employees

At May 25, 2004, approximately 2,300 persons were employed by CSS (increasing to approximately 4,300 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 600 employees as of May 25, 2004, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

The Company believes that relationships with its employees are good.

Item 2. Properties.

The following table sets forth the location and approximate square footage of the Company’s major manufacturing and distribution facilities:

		Approximate Square Feet

Location	Use	Owned	Leased

Elysburg, PA	Manufacturing and distribution	253,000	—
Elysburg, PA	Manufacturing	68,000	—
Danville, PA	Distribution	133,000	—
Troy, PA	Distribution	223,000	—
Berwick, PA	Manufacturing and distribution	216,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	521,000
Berwick, PA	Distribution	—	36,000
Memphis, TN	Manufacturing and distribution	—	986,000
Memphis, TN	Distribution	—	366,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hagerstown, MD	Manufacturing and distribution	97,000	—
Hagerstown, MD	Distribution	—	31,000
Hartwell, SC	Manufacturing	229,000	—
Anniston, AL	Manufacturing and distribution	120,000	—
Anniston, AL	Distribution	—	28,000
El Paso, TX	Distribution	—	100,000
Maysville, KY	Manufacturing	110,000	—
Hamilton, OH	Distribution	—	240,000

Total		2,179,000	2,308,000

The Company also utilizes owned and leased space aggregating 166,000 square feet for various marketing and administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

The Company is the lessee of approximately 14,000 square feet of space (which was related to former operations), portions of which have been subleased by the Company, as sublessor, to various sublessees. The

Back to Contents

Company also owns two distribution facilities (approximately 162,000 square feet), one of which has been subleased by the Company and the other is being held for sale.

Item 3. Legal Proceedings.

On February 17, 2004, a group of six domestic producers of tissue paper and a labor union jointly filed an antidumping duty petition with the International Trade Administration of the U. S. Department of Commerce (“Commerce Department”) and the U. S. International Trade Commission (“ITC”). The petitioners are seeking the imposition of antidumping duties of 163.36% on certain tissue paper products imported from China. If successful, the petition could result in the imposition of antidumping duties on gift tissue products that the Company imports from China for re-sale to the Company’s customers in the United States. The Company is contesting the petition in proceedings before the ITC and the Commerce Department.

In April 2004, the ITC made a preliminary determination that there is a “reasonable indication” that a domestic industry is being materially injured or threatened with material injury by reason of the imported tissue paper products. As a result, the Commerce Department will make a determination as to whether the imported goods are being sold into the United States at less than fair value. If the Commerce Department makes preliminary and final determinations in the affirmative, and the ITC makes a final determination of material injury or threat of material injury to a domestic industry resulting from the imported tissue paper products, antidumping duties will be imposed for a period of at least five years from the date of ITC’s order.

In 2003, the Company imported from China a substantial portion of the Company’s requirements for gift tissue products, and the Company had planned to import from China substantially all of its 2004 requirements for gift tissue products. While it is not possible for the Company to predict the outcome of the ITC and Commerce Department proceedings, the Company is considering actions intended to mitigate the adverse impact that would result from the imposition of antidumping duties on gift tissue products that the Company imports from China. In this regard, the Company has resumed tissue-converting operations at the Company’s previously-closed Maysville, Kentucky facility, and the Company is evaluating sourcing arrangements outside of China. At this time, the Company believes that the imposition of antidumping duties would not have a material effect on the Company’s financial condition or results of operations.

In November 2002, Bleyer Industries, Inc. (“Bleyer”) filed suit against CSS and certain of its subsidiaries in the Supreme Court of the State of New York, County of Nassau. The suit alleged that CSS and certain of its subsidiaries misused certain confidential information disclosed by Bleyer pursuant to certain confidentiality agreements entered into by CSS and Bleyer. The relief sought consisted of compensatory damages of approximately $10,000,000, prejudgment interest and punitive damages. In October 2003, this litigation was dismissed with prejudice.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Back to Contents

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the quarters during fiscal 2004 and fiscal 2003.

	High(1)	Low(1)	Dividends Declared(1)

2004

First Quarter	$26.66	$22.60	$.067
Second Quarter	26.94	24.09	.080
Third Quarter	31.55	26.12	.080
Fourth Quarter	33.50	29.73	.080

			Dividends
	High(1)	Low(1)	Declared(1)

2003
First Quarter	$25.57	$21.39	$—
Second Quarter	25.80	21.12	—
Third Quarter	25.07	22.07	—
Fourth Quarter	24.13	18.67	.067

(1)	Amounts have been restated to reflect a three-for-two stock split on July 10, 2003.

At May 25, 2004, there were approximately 2,225 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Purchases of Equity Securities

The following table provides information with respect to purchases the Company made of its common stock during the fourth quarter of fiscal 2004:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1 through January 31, 2004	—	—	—	901,400
February 1 through February 29, 2004	120,200	$30.48	120,200	781,200
March 1 through March 31, 2004	64,100	31.53	64,100	717,100

Total Fourth Quarter	184,300	$30.85	184,300	717,100

(1)	All open market share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Back to Contents

Item 6. Selected Financial Data.

(In thousands, except per share amounts)

	Years Ended March 31,			Three Month Periods Ended March 31,		Years Ended December 31,

	2004	2003	2002	2001	2000	2000	1999

					(Unaudited)
Statement of Operations Data:
Net sales	$539,349	$532,815	$424,309	$26,987	$24,589	$421,084	$408,867
Income (loss) before income taxes	46,297	40,010	33,455	(9,194)	(9,604)	28,406	28,442
Income (loss) before cumulative effect of change in accounting principle	29,850	25,846	21,501	(6,080)	(6,147)	18,231	18,061
Cumulative effect of change in accounting principle	—	(8,813)	—	—	—	—	—
Net income (loss)	29,850	17,033	21,501	(6,080)	(6,147)	18,231	18,061

Basic net income (loss) per common share:
Before cumulative effect of accounting change	$2.54	$2.19	$1.63	$(.46)	$(.44)	$1.35	$1.23
Cumulative effect of accounting change	—	(.74)	—	—	—	—	—

Basic net income (loss) per common share	$2.54	$1.45	$1.63	$(.46)	$(.44)	$1.35	$1.23

Diluted net income (loss) per common share:
Before cumulative effect of accounting change	$2.42	$2.09	$1.60	$(.46)	$(.44)	$1.35	$1.23
Cumulative effect of accounting change	—	(.71)	—	—	—	—	—

Diluted net income (loss) per common share	$2.42	$$1.38	$1.60	$(.46)	$(.44)	$1.35	$1.23

Balance Sheet Data:
Working capital	$187,813	$155,112	$125,398	$124,171	$120,402	$133,397	$130,889
Total assets	370,397	349,563	309,503	275,316	257,763	366,597	360,689
Short-term debt	335	109	200	312	424	62,961	63,488
Long-term debt	50,251	50,063	165	193	434	252	537
Stockholders’ equity	249,152	220,863	234,845	220,945	209,575	227,091	219,477

Cash dividends declared per common share	$.307	$.067	—	—	—	—	—

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Overview

The Company’s business is roughly 75% seasonal (Christmas, Valentines, Easter, back to school and Halloween products), with the remainder being everyday product sales. Seasonal products are sold primarily to mass market retailers and the Company typically has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years and there continues to be significant cost pressure in this area as our competitors source certain products overseas and our customers increase direct sourcing from overseas factories. Increasing customer concentration and bargaining power also contribute to price pressure.

The Company is responding to these pressures in a number of ways. First, we are increasing our investment in product and packaging design and product knowledge to assure we can continue to provide unique added value to our customers. Secondly, we have opened a new office and showroom in the Far East to better meet our customers’ buying needs and to be able to provide alternatively sourced products at competitive prices. Lastly, we increased our focus on efficiency and productivity in our North American production and distribution facilities to assure our competitiveness domestically.

Our everyday product lines, principally craft, floral and packaging products, have higher inherent growth potential due to higher market growth rates, particularly in craft, and to our relatively low current market shares. We have established project teams to pursue top line sales growth in these and other areas.

Historically, significant growth at CSS has come through carefully chosen and executed acquisitions. Management anticipates that it will continue this pursuit in the future, as well.

Business Acquisitions and Divestitures

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal for approximately $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). During fiscal 2004, the Company received cash of approximately $2,155,000 in satisfaction of a post closing adjustment to the purchase price. Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $9,877,000 was recorded as intangible assets, including goodwill, in the accompanying consolidated balance sheet.

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

Litigation

On February 17, 2004, a group of six domestic producers of tissue paper and a labor union jointly filed an antidumping duty petition with the International Trade Administration of the Commerce Department and the ITC. The petitioners are seeking the imposition of antidumping duties of 163.36% on certain tissue paper products imported from China. If successful, the petition could result in the imposition of antidumping duties on gift tissue

Back to Contents

products that the Company imports from China for re-sale to the Company’s customers in the United States. The Company is contesting the petition in proceedings before the ITC and the Commerce Department.

In April 2004, the ITC made a preliminary determination that there is a “reasonable indication” that a domestic industry is being materially injured or threatened with material injury by reason of the imported tissue paper products. As a result, the Commerce Department will make a determination as to whether the imported goods are being sold into the United States at less than fair value. If the Commerce Department makes preliminary and final determinations in the affirmative, and the ITC makes a final determination of material injury or threat of material injury to a domestic industry resulting from the imported tissue paper products, antidumping duties will be imposed for a period of at least five years from the date of ITC’s order.

In 2003, the Company imported from China a substantial portion of the Company’s requirements for gift tissue products, and the Company had planned to import from China substantially all of its 2004 requirements for gift tissue products. While it is not possible for the Company to predict the outcome of the ITC and Commerce Department proceedings, the Company is considering actions intended to mitigate the adverse impact that would result from the imposition of antidumping duties on gift tissue products that the Company imports from China. In this regard, the Company has resumed tissue-converting operations at the Company’s previously-closed Maysville, Kentucky facility, and the Company is evaluating sourcing arrangements outside of China. At this time, the Company believes that the imposition of antidumping duties would not have a material effect on the Company’s financial condition or results of operations.

In November 2002, Bleyer filed suit against CSS and certain of its subsidiaries in the Supreme Court of the State of New York, County of Nassau. The suit alleged that CSS and certain of its subsidiaries misused certain confidential information disclosed by Bleyer pursuant to certain confidentiality agreements entered into by CSS and Bleyer. The relief sought consisted of compensatory damages of approximately $10,000,000, prejudgment interest and punitive damages. In October 2003, this litigation was dismissed with prejudice.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations.

Seasonality

The seasonal nature of CSS’ business results in low sales and in operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Because of the seasonality and the general industry practice of deferred payment terms, a material portion of the Company’s trade receivables are collected in December and January, thus enabling the Company to repay the short-term debt borrowed to fund the inventory and accounts receivable build-up during the year.

Stock Split

On May 27, 2003 the Board of Directors authorized a three-for-two common stock split, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. The capital stock accounts, share data and earnings per share data are presented as if the stock split occurred prior to the earliest year included in the consolidated financial statements.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Consolidated sales for fiscal 2004 increased 1% to $539,349,000 from $532,815,000 in fiscal 2003. This increase was primarily a result of the inclusion of a full year of sales of Crystal, acquired on October 18, 2002. Excluding Crystal, sales declined 3% as improved sales of Everyday products were offset by reduced sales of seasonal products caused primarily by the sluggish retail environment.

Back to Contents

Cost of sales, as a percentage of sales, decreased to 73% in 2004 from 74% in 2003 primarily as a result of improved efficiencies and shipping performance in our Halloween business.

Selling, general and administrative expenses, as a percentage of sales, were 18% in 2004 and 2003, as reduced bad debt expense and acquisition integration savings were partially offset by increased salary and other operating costs.

Interest expense decreased to $3,402,000 in 2004 from $3,661,000 in 2003 primarily due to lower borrowing levels, partially offset by the impact of increased levels of fixed rate debt as a result of the issuance of $50,000,000 of seven year fixed rate Senior Notes in December 2002.

Income before income taxes was $46,297,000, or 9% of sales, in fiscal 2004 and $40,010,000, or 8% of sales, in fiscal 2003.

Income taxes, as a percentage of income before taxes, were 36% in 2004 and 35% in 2003. The increased rate was primarily due to increased state taxes, partially offset by tax benefits associated with export sales.

Income before cumulative change in accounting principle for the year ended March 31, 2004 increased 15% to $29,850,000 from $25,846,000 in 2003. Income before cumulative change in accounting principle per diluted share increased 16% to $2.42 per share from $2.09 per share in 2003. The Company adopted SFAS No. 142 effective April 1, 2002, which resulted in a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $.71 per diluted share.

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

Selling, general and administrative expenses, as a percentage of sales, decreased to 18% in 2003 from 19% in 2002, primarily as a result of the effects of the Kmart Chapter 11 bankruptcy filing in 2002 and the absence of goodwill amortization due to the adoption in 2003 of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Income before cumulative change in accounting principle for the year ended March 31, 2003 increased 20% to $25,846,000 from $21,501,000 in 2002. Income before cumulative change in accounting principle per diluted share increased 31% to $2.09 per share from $1.60 per share in 2002. The disproportionate increase in diluted earnings per share is the result of the repurchase of 1,100,000 shares of common stock in June 2002. The Company adopted SFAS No. 142 effective April 1, 2002, which resulted in a non-cash write-off of goodwill and negative goodwill in the amount of $8,813,000, net of taxes, or $.71 per diluted share.

Back to Contents

Inflation

The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years’ inflation. The U.S. inflation rate has been modest the past several years and the Company conducts the majority of its business using the U.S. dollar. The ability to pass on inflationary costs is uncertain due to general economic conditions and competitive situations. The Company attempts to alleviate inflationary material and labor pressures by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity, improving design and manufacturing techniques and improving product sourcing.

Liquidity and Capital Resources

At March 31, 2004, the Company had working capital of $187,813,000 and stockholders’ equity of $249,152,000. The decrease in accounts receivable, net of reserves, from $47,583,000 in 2003 to $40,460,000 in 2004 was primarily a result of improved collections in the current year. Inventories decreased from $106,648,000 to $94,459,000 due to improved inventory management. Capital expenditures were $13,253,000 in fiscal 2004 compared to $12,414,000 in fiscal 2003 and consisted primarily of costs related to the purchase of a new administrative building in Berwick, PA and investment in the system integration of Offray into Berwick.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 60% of sales being Christmas related. As payment for sales of Christmas related products is usually not received until after the holiday in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal borrowings were made under a $100,000,000 unsecured revolving credit facility with five banks and a $100,000,000 accounts receivable securitization facility with an issuer of receivables-backed commercial paper. On April 23, 2004, the Company announced the replacement of its expiring revolving credit facility and the extension of its expiring accounts receivable securitization facility. The Company’s expiring $100,000,000 revolving credit facility has been replaced with a $50,000,000 unsecured revolving credit facility with five banks. This facility expires on April 23, 2009. On June 1, 2004, the Company renewed its $100,000,000 accounts receivable securitization facility for a five-year period, expiring on July 25, 2009, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. The facility limit now has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and provides for commitment fees of 0.225% per annum or the daily average of the unused commitment. In addition, the Company has outstanding $50,000,000 of 4.48% Senior Notes due ratably in annual installments over five years beginning in December 2005. These financial facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions, as permitted under the unsecured revolving credit facility. At March 31, 2004, there were no short-term amounts outstanding and there were long-term borrowings of $50,000,000 related to the Senior Notes. For information concerning these credit facilities, see Note 8 of the Notes to Consolidated Financial Statements.

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock at prices and pursuant to other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2004, the Company has approximately 717,100 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 184,300 shares for $5,687,000 and 1,100,000 shares for $36,510,000 in fiscal 2004 and fiscal 2003, respectively.

On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company’s Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was $36,510,000.

Back to Contents

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2004, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Short-term debt	$—	$—	$—	$—	$—
Capital lease obligations	335	251	—	—	586
Operating leases	7,583	7,880	2,919	1,564	19,946
Long-term debt	—	20,000	20,000	10,000	50,000
Other long-term obligations	—	697	186	2,748	3,631

	$7,918	$28,828	$23,105	$14,312	$74,163

Other long-term obligations consist primarily of medical postretirement liabilities and deferred compensation arrangements. Future timing of payments represent management’s best estimate.

As of March 31, 2004, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letters of credit	$4,368	$—	$—	$—	$4,368

The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, we evaluate our estimates, including those related to accounts receivable reserves, inventory reserves, intangible assets, income taxes, restructuring and contingency accruals and litigation accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the critical accounting policies and methods used by us.

Revenue

Revenue is recognized from product sales when goods are shipped and title and risk of loss transfer to the customer. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and

Back to Contents

chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. Customers generally do not have the right to return product except for rights to return that the Company believes are typical of our industry for reasons such as damaged goods, shipping errors or similar occurrences. With few exceptions, the Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company minimizes its exposure to bad debts by evaluating the creditworthiness of its major customers and purchasing credit insurance when appropriate. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer accounts and by reference to historical experience.

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

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. The Company classifies these costs as a prepaid expense. Product development costs begin to be incurred approximately 18 to 20 months before the holiday event and are amortized monthly over the selling season, generally within two to four months of the respective holiday event. Product development expense is recorded in selling, general and administrative expense.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle. In determining the fair value of the reporting units, the Company utilizes cash flow models reflecting the expected range of future cash flow outcomes to a prospective buyer over the life of the model. These cash flows are then discounted to the measurement date using a risk-adjusted discount rate. The development of these cash flow models is based on management estimates and assumptions about future operating results, including revenues and earnings.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered

Back to Contents

from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations.

Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. This statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company at the beginning of fiscal year 2004 with no impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The statement requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 was adopted by the Company at the beginning of fiscal year 2004 with no impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46 (“FIN 46R”), delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. FIN 46R requires certain disclosures of an entity’s relationship with variable interest entities. FIN 46R was effective for companies with interests in variable interest entities or potential variable interest entities (commonly referred to as special-purpose entities, or SPEs) for periods ending after December 15, 2003. FIN 46R was effective for companies with all other types of entities (i.e. non-SPEs) for periods ending after March 15, 2004. The adoption of FIN 46R had no impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments that were previously presented as equity or as temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 for new or modified financial instruments on June 1, 2003. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosures for its fiscal year ending March 31, 2004. The adoption of this statement had no impact on the Company’s financial position or results of operations.

Back to Contents

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP No. 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. The Company’s consolidated financial statements as of March 31, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. The Company has not yet determined whether its postretirement benefit plans are “actuarially equivalent” to Medicare Part D under the Act. FSP No. 106-2 is effective for the Company beginning in the second fiscal quarter of fiscal 2005.

Forward-Looking and Cautionary Statements

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information related to the Company’s capital resources and the costs related to operational decisions, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words “believes,” “expects,” “anticipates” or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, and factors discussed elsewhere in this report and the documents incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s line of credit, a change in either the lender’s base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings of $80,358,000 for the year ended March 31, 2004, a 1% increase or decrease in current market interest rates would have increased or decreased interest expense by approximately $800,000.

Approximately 5% of the Company’s sales in fiscal 2004 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations minimal as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited the 2004 and 2003 consolidated financial statements of CSS Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the 2004 and 2003 consolidated financial statements, we also have audited the 2004 and 2003 financial statement schedule listed in Item 15 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2002 consolidated financial statements and financial statement schedule of CSS Industries, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Note 1 and Note 2 to the consolidated financial statements, in their report dated May 14, 2002.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2004 and 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2002 consolidated financial statements of CSS Industries, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of April 1, 2002. In our opinion, the disclosures for the year ended March 31, 2002 are appropriate. In addition, as described in Note 1, the capital stock accounts, share data and per share data have been restated to reflect a 3-for-2 stock split. We audited the adjustments that were applied to restate the capital stock accounts, share data and per share data reflected in the 2002 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 consolidated financial statements of CSS Industries, Inc. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 consolidated financial statements taken as a whole.

KPMG LLP

Philadelphia, Pennsylvania
May 25, 2004, except as to last paragraph in
   Note 8, which is as of June 1, 2004

Back to Index

Independent Auditors’ Report

To the Board of Directors and Stockholders
     of CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. (a Delaware Corporation) and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended March 31, 2002, December 31, 2000 and 1999, and the three month period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Philadelphia, PA
May 14, 2002

Note: The report above is a copy of a previously issued report and has not been reissued by Arthur Andersen LLP (Andersen). Certain financial information for the year ended March 31, 2002 was not reviewed by Andersen and includes: (i) as described in Note 2, the inclusion of transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of April 1, 2002, and (ii) as described in Note 1, restatements to give effect to the stock split effective July 10, 2003.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,

ASSETS	2004	2003

CURRENT ASSETS

Cash and cash equivalents	$93,191	$51,981
Accounts receivable, net of allowances of $6,822 and $5,926	40,460	47,583
Inventories	94,459	106,648
Deferred income taxes	7,937	6,226
Other current assets	12,987	13,771

Total current assets	249,034	226,209

PROPERTY, PLANT AND EQUIPMENT

Land	3,416	2,110
Buildings, leasehold interests and improvements	55,117	48,523
Machinery, equipment and other	111,613	109,090

	170,146	159,723
Less — Accumulated depreciation	(88,953)	(76,992)

Net property, plant and equipment	81,193	82,731

OTHER ASSETS

Goodwill	30,952	31,017
Intangible assets, net of accumulated amortization of $280 and $129	4,667	5,028
Other	4,551	4,578

Total other assets	40,170	40,623

	$370,397	$349,563

Back to Index

	March 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003

CURRENT LIABILITIES

Note payable	$—	$—
Current portion of long-term debt	335	109
Accounts payable	16,883	24,399
Accrued income taxes	2,533	1,452
Accrued payroll and other compensation	15,596	13,004
Accrued restructuring expenses	769	1,115
Accrued customer programs	12,385	13,334
Accrued other expenses	12,720	17,684

Total current liabilities	61,221	71,097

LONG-TERM DEBT, NET OF CURRENT PORTION	50,251	50,063

OTHER LONG-TERM OBLIGATIONS	3,631	3,684

DEFERRED INCOME TAXES	6,142	3,856

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized	—	—
Common stock, $.10 par, 20,000,000 shares authorized, 14,703,084 shares issued at March 31, 2004 and 2003	1,470	1,470
Additional paid-in capital	31,619	30,461
Retained earnings	282,351	257,226
Accumulated other comprehensive loss, net of tax	—	(289)
Common stock in treasury, 2,872,749 and 3,077,033 shares, at cost	(66,288)	(68,005)

Total stockholders’ equity	249,152	220,863

	$370,397	$349,563

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended
	March 31,

	2004	2003	2002

NET SALES	$539,349	$532,815	$424,309

COSTS AND EXPENSES
Cost of sales	393,806	392,588	309,409
Selling, general and administrative expenses	96,270	97,241	79,411
Interest expense, net of interest income of $317, $170 and $462	3,402	3,661	1,898
Rental and other (income) expense, net	(426)	(685)	136

	493,052	492,805	390,854

INCOME BEFORE INCOME TAXES	46,297	40,010	33,455

INCOME TAX PROVISION	16,447	14,164	11,954

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	29,850	25,846	21,501

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX OF $2,843	—	(8,813)	—

NET INCOME	$29,850	$17,033	$21,501

BASIC NET INCOME PER COMMON SHARE
Before cumulative effect of accounting change	$2.54	$2.19	$1.63
Cumulative effect of accounting change	—	(.74)	—

Basic net income per common share	$2.54	$1.45	$1.63

DILUTED NET INCOME PER COMMON SHARE
Before cumulative effect of accounting change	$2.42	$2.09	$1.60
Cumulative effect of accounting change	—	(.71)	—

Diluted net income per common share	$2.42	$1.38	$1.60

COMPREHENSIVE INCOME
Net income	$29,850	$17,033	$21,501
Change in fair value of interest rate swap agreements, net	276	(14)	(196)
Foreign currency translation adjustment	13	(2)	(11)

Comprehensive income	$30,139	$17,017	$21,294

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	March 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$29,850	$17,033	$21,501
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	8,813	—
Depreciation and amortization	14,113	13,894	11,645
Provision for doubtful accounts	768	1,521	10,936
Deferred tax provision	575	1,490	2,297
Gain on claims put agreement	—	—	(5,436)
Loss (gain) on sale or disposal of assets	1,023	(7)	(3)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	5,592	14,640	(8,192)
Decrease in inventories	8,913	10,442	13,506
(Increase) decrease in other assets	(606)	7,424	(10,483)
(Decrease) in accounts payable	(7,516)	(4,903)	(5,622)
Increase in accrued income taxes	2,239	792	1,371
(Decrease) increase in accrued expenses	(3,791)	(1,793)	13,535

Total adjustments	21,310	52,313	23,554

Net cash provided by operating activities	51,160	69,346	45,055

Cash flows from investing activities:
Purchases of businesses, net of cash received of $1 in 2003 and $295 in 2002	—	(22,890)	(52,378)
Purchase price adjustment for a business previously acquired	2,155	—	—
Purchase of property, plant and equipment	(13,253)	(12,414)	(10,007)
Proceeds from sale of assets	3,729	30	4,251

Net cash used for investing activities	(7,369)	(35,274)	(58,134)

Cash flows from financing activities:
Payments on long-term obligations	(256)	(1,005)	(1,181)
Borrowings on long-term obligations	670	—	170
Borrowings on notes payable	188,795	458,215	199,570
Payments on notes payable	(188,795)	(458,215)	(199,570)
Repayment of acquisition debt	—	(18,828)	—
Proceeds from the issuance of long-term debt	—	50,000	—
Payment of private placement transaction costs	—	(294)	—
Dividends paid	(3,616)	(771)	—
Purchase of treasury stock	(5,687)	(36,510)	(9,409)
Proceeds from exercise of stock options	6,295	5,313	1,829

Net cash used for financing activities	(2,594)	(2,095)	(8,591)

Effect of exchange rate changes on cash	13	(2)	(11)

Net increase (decrease) in cash and cash equivalents	41,210	31,975	(21,681)
Cash and cash equivalents at beginning of period	51,981	20,006	41,687

Cash and cash equivalents at end of period	$93,191	$51,981	$20,006

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

BALANCE, APRIL 1, 2001, AS PREVIOUSLY REPORTED	—	$—	12,366,566	$1,237
Impact of stock split, effective July 10, 2003	—	—	2,336,518	233

BALANCE, APRIL 1, 2001, AS RESTATED	—	—	14,703,084	1,470
Tax benefit associated with exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Change in fair value of interest rate swap agreements, net	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2002	—	—	14,703,084	1,470
Tax benefit associated with exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Change in fair value of interest rate swap agreements, net	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2003	—	—	14,703,084	1,470
Tax benefit associated with exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Change in fair value of interest rate swap agreements, net	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2004	—	$—	14,703,084	$1,470

See notes to consolidated financial statements.

Back to Index

		Accumulated	Common Stock
Additional		Other	in Treasury
Paid-in	Retained	Comprehensive
Capital	Earnings	Loss	Shares	Amount	Total

$29,538	$265,980	$(66)	(3,536,046)	$(75,744)	$220,945
(686)	(46,551)	—	1,565,998	47,004	—

28,852	219,429	(66)	(1,970,048)	(28,740)	220,945

187	—	—	—	—	187

—	34	—	81,949	1,794	1,828
—	—	—	(327,000)	(9,409)	(9,409)

—	—	(196)	—	—	(196)
—	—	(11)	—	—	(11)
—	21,501	—	—	—	21,501

29,039	240,964	(273)	(2,215,099)	(36,355)	234,845

969	—	—	—	—	969

453	—	—	238,066	4,860	5,313
—	—	—	(1,100,000)	(36,510)	(36,510)

—	—	(14)	—	—	(14)
—	—	(2)	—	—	(2)
—	(771)	—	—	—	(771)
—	17,033	—	—	—	17,033

30,461	257,226	(289)	(3,077,033)	(68,005)	220,863

1,158	—	—	—	—	1,158

—	(1,109)	—	388,584	7,404	6,295
—	—	—	(184,300)	(5,687)	(5,687)

—	—	276	—	—	276
—	—	13	—	—	13
—	(3,616)	—	—	—	(3,616)
—	29,850	—	—	—	29,850

$31,619	$282,351	$—	(2,872,749)	$(66,288)	$249,152

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of CSS Industries, Inc. (“CSS” or the “Company”) and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Foreign Currency Translation and Transactions

Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in rental and other (income) expense, net in the consolidated statements of operations.

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS’ product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company’s market leadership position. A substantial portion of CSS’ products are manufactured, packaged and warehoused in twenty North American facilities, with the remainder purchased primarily from manufacturers in the Far East. The Company’s products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers’ representatives. The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick”), and Cleo Inc (“Cleo”).

Reclassification

Certain prior period amounts have been reclassified to conform with the current year classification.

Stock Split

On May 27, 2003 the Board of Directors authorized a three-for-two split of the Company’s common stock, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. The capital stock accounts, share data and per share data are presented as if the stock split occurred prior to the earliest year included in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates include valuation reserves for inventory, accounts receivable and deferred tax assets, the assessment of the recoverability of goodwill and other intangible assets, and litigation accruals. Actual results could differ from these estimates.

Back to Index

Inventories

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt of in-transit inventory of overseas product. The Company adjusts unsalable and slow-moving inventory to its net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out cost or market which was $1,639,000 and $2,376,000 at March 31, 2004 and 2003, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $1,229,000 and $1,248,000 at March 31, 2004 and 2003, respectively. Inventories consisted of the following:

	March 31,

(in thousands)	2004	2003

Raw material	$17,878	$24,260
Work-in-process	27,363	30,183
Finished goods	49,218	52,205

	$94,459	$106,648

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 12 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives. Depreciation expense was $13,463,000, $13,768,000 and $10,427,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Long-Lived Assets

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” to supply a single accounting approach for measuring impairment of long-lived assets, including definite lived intangible assets, businesses accounted for as a discontinued operation, assets to be sold and assets to be disposed of other than by sale. The initial adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis but instead are subject to impairment testing at least annually. The Company

Back to Index

adopted SFAS No. 142 on April 1, 2002. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record the impairment of certain goodwill, primarily related to the Company’s Paper Magic – Fall, Spring and Everyday reporting unit, as well as the reversal of negative goodwill related to Cleo, and was classified as a cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2004 and 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of SFAS No. 142 reduced amortization expense by approximately $1,263,000 and $1,191,000 for fiscal 2004 and 2003, respectively. Fiscal 2002 included amortization expense of $1,213,000. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives.

Prior to April 1, 2002, the Company amortized goodwill over periods not exceeding 40 years.

In addition to goodwill, at March 31, 2004 the Company had $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $377,000 of other intangible assets, net of accumulated amortization of $280,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years.

Derivative Financial Instruments

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate and currency risk. Derivatives are not used for trading or speculative activities.

The Company recognizes all derivatives on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions.

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. The notional amount of open forward exchange contracts as of March 31, 2004 was $357,000 and the related loss was not material. There were no open forward exchange contracts as of March 31, 2003.

During 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The average annual notional amounts of interest rate swap contracts subject to fixed rates were $10,946,000 and $21,890,000 for fiscal years 2004 and 2003, respectively. These agreements involved the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments were at a weighted average rate of 5.09% and 4.96% in fiscal 2004 and 2003, respectively. Interest rate differentials paid

Back to Index

under these agreements were recognized as adjustments to interest expense and amounted to $443,000 and $722,000 for the years ended March 31, 2004 and 2003, respectively.

There were no outstanding interest rate swap contracts as of March 31, 2004. The fair value of interest rate swap agreements is included in other current liabilities and totaled $437,000 as of March 31, 2003.

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

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. The Company classifies these costs as a prepaid expense. Product development costs begin to be incurred approximately 18 to 20 months before the holiday event and are amortized monthly over the selling season, generally within two to four months of the respective holiday event. Product development expense is recorded in selling, general and administrative expense.

Product development costs capitalized as of March 31, 2004 and 2003 were $4,490,000 and $5,113,000, respectively. Product development expense of $7,668,000, $6,424,000 and $5,319,000 was recognized in the years ended March 31, 2004, 2003 and 2002, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported in cost of sales in the consolidated statements of operations.

Back to Index

Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced as follows:

	For the Years Ended
	March 31,

	2004	2003	2002

(in thousands, except per share amounts)

Net income, as reported	$29,850	$17,033	$21,501
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,782)	(3,216)	(2,492)

Pro forma net income	$27,068	$13,817	$19,009

Earnings per share:
Basic – as reported	$2.54	$1.45	$1.63
Basic – pro forma	$2.30	$1.17	$1.43

Diluted – as reported	$2.42	$1.38	$1.60
Diluted – pro forma	$2.21	$1.12	$1.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended
	March 31,

	2004	2003	2002

Expected dividend yield at time of grant	1.14%	0%	0%
Expected stock price volatility	38%	45%	44%
Risk-free interest rate	4.92%	5.22%	5.28%
Expected life of option	9.0 years	9.6 years	9.9 years

Back to Index

Net Income Per Common Share

The following table sets forth the computation of basic income per common share and diluted income per common share for the years ended March 31, 2004, 2003 and 2002.

	For the Years Ended
	March 31,

	2004	2003	2002

(in thousands, except per share amounts)

Numerator:
Income before cumulative effect of accounting change	$29,850	$25,846	$21,501
Cumulative effect of accounting change	—	(8,813)	—

Net income	$29,850	$17,033	$21,501

Denominator:
Weighted average shares outstanding for basic income per common share	11,755	11,784	13,241
Effect of dilutive stock options	591	554	217

Adjusted weighted average shares outstanding for diluted income per common share	12,346	12,338	13,458

Basic net income per common share:
Income before cumulative effect of accounting change	$2.54	$2.19	$1.63
Cumulative effect of accounting change	—	(.74)	—

Net income per common share	$2.54	$1.45	$1.63

Diluted net income per common share:
Income before cumulative effect of accounting change	$2.42	$2.09	$1.60
Cumulative effect of accounting change	—	(.71)	—

Net income per common share	$2.42	$1.38	$1.60

Options on 50,000 shares, 77,000 shares and 720,000 shares of common stock were not included in computing diluted income per common share for the years ended March 31, 2004, 2003 and 2002, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of less than three months to be cash equivalents.

Back to Index

Supplemental Schedule of Cash Flow Information

(in thousands)

	For the Years Ended
	March 31,

	2004	2003	2002

Cash paid during the year for:
Interest	$3,811	$3,352	$2,139

Income taxes	$12,746	$13,351	$10,705

Details of acquisitions:
Fair value of assets acquired	$—	$56,257	$64,499
Liabilities assumed	—	33,366	11,826

Cash paid	—	22,891	52,673
Less cash acquired	—	1	295

Net cash paid for acquisitions	$—	$22,890	$52,378

See Note 3 for supplemental disclosure of non cash investing activities.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS NO. 142:

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

The Company had $39,715,000 in positive goodwill and $2,393,000 in negative goodwill recorded on its consolidated balance sheet at the beginning of fiscal 2003. The negative goodwill related entirely to the acquisition of Cleo. Cleo was purchased on November 15, 1995 at a discount to fair value and after all long-term assets were reduced to $0 in purchase accounting, the remaining discount was recorded as negative goodwill and was being amortized over ten years. The $2,393,000 of remaining negative goodwill within the Cleo reporting unit was required to be reversed upon adoption of SFAS No. 142. The Company completed the required transitional goodwill impairment test in the first quarter of fiscal 2003, and determined that $14,049,000 of goodwill recorded within the Company’s Paper Magic – Fall, Spring and Everyday reporting unit was impaired under the fair value impairment test approach required by SFAS No. 142.

The fair values of the reporting units were estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record this impairment as well as the reversal of negative goodwill and was classified as a cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2004 and 2003, the Company performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed.

Back to Index

Amortization expense for goodwill and negative goodwill for the year ended March 31, 2002 was $1,213,000. The effects of excluding such goodwill amortization for the year ended March 31, 2002 follows (in thousands, except per share data):

	Year Ended
	March 31,

	2004	2003	2002

Income before accounting change as reported	$29,850	$25,846	$21,501
Add back:
Goodwill and negative goodwill amortization, net of income taxes	—	—	1,088

Pro forma income before accounting change	$29,850	$25,846	$22,589

Net income as reported	$29,850	$17,033	$21,501
Add back:
Goodwill and negative goodwill amortization, net of income taxes	—	—	1,088

Pro forma net income	$29,850	$17,033	$22,589

Pro forma income per common share before accounting change:
Basic	$2.54	$2.19	$1.71

Diluted	$2.42	$2.09	$1.68

Pro forma net income per common share:
Basic	$2.54	$1.45	$1.71

Diluted	$2.42	$1.38	$1.68

The changes in the carrying amount of goodwill for the year ended March 31, 2004 are as follows (in thousands):

Balance as of March 31, 2003	$31,017
Finalization of purchase accounting	235
Non cash reduction of Crystal restructuring reserve	(300)

Balance as of March 31, 2004	$30,952

In addition to goodwill, the Company has $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $377,000 of other intangible assets, net of accumulated amortization of $280,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years. Accumulated amortization at March 31, 2004 and 2003 was $280,000 and $129,000 and amortization expense for fiscal 2004 and 2003 was $151,000 and $126,000. The estimated amortization expense for fiscal 2005, 2006, 2007, 2008 and 2009 is $151,000, $94,000, $94,000, $38,000 and $0, respectively.

Back to Index

(3)	BUSINESS ACQUISITIONS AND DIVESTITURES:

Crystal Creative Products, Inc.

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) for $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). During fiscal 2004, the Company received cash of approximately $2,155,000 in satisfaction of a post closing adjustment to the purchase price. Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products and competed in the seasonal end of the gift bag and tissue markets with the Company’s existing product lines. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $9,877,000 was recorded as intangible assets in the accompanying consolidated balance sheets. Of the $9,877,000 of acquired intangible assets, $4,290,000 was assigned to trade names that are not subject to amortization, $5,287,000 was assigned to goodwill ($3,553,000 is expected to be deductible for tax purposes) and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company restructured its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for $3,525,000 in July 2003, and closed Crystal’s primary manufacturing facility in Maysville, Kentucky. A separate administration building in Middletown, Ohio was also closed in March 2004. The Company recorded a restructuring reserve of $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees. As a result of this restructuring and other adjustments, goodwill increased by $235,000. Payments of $1,005,000, mainly for severance and costs associated with the closing of the Maysville facility, were made in the year ended March 31, 2004. In addition, during the fourth quarter, there was a reduction in the restructuring accrual of $300,000 for costs related to the closure of the Maysville facility that were less than originally estimated. There was a corresponding reduction in goodwill for this amount. Severance payments will be paid in the first quarter of fiscal 2005 and payments related to contractual obligations and facility exit costs will be paid through the end of fiscal 2005. As of March 31, 2004, the remaining liability of $367,000 was classified as a current liability in the accompanying consolidated balance sheet.

Selected information relating to the Crystal restructuring reserve follows (in thousands):

		Contractual
		Obligations and
	Severance	Facility Exit Costs	Total

Initial accrual – July 2003	$626	$1,046	$1,672
Cash paid	(483)	(522)	(1,005)
Non cash reduction	—	(300)	(300)

Restructuring reserve as of March 31, 2004	$143	$224	$367

C. M. Offray & Son, Inc.

On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. (“Offray”) which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. Berwick acquired substantially all of the business and assets of Offray for $44,865,000 in cash, including transaction costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired. Therefore, no goodwill was recorded in this transaction.

Back to Index

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of March 31, 2004, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. Payments, mainly for severance and facility exit costs, of $576,000 were made in the year ended March 31, 2004. During the fourth quarter, there was a reduction in the restructuring accrual of $137,000 related to relocation costs that were less than originally estimated as certain employees under the plan did not relocate as expected. There was a corresponding reduction in property, plant and equipment for this amount. As of March 31, 2004, the remaining liability of $402,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid during fiscal 2005.

Selected information relating to the Offray restructuring reserve follows (in thousands):

		Contractual
		Obligations and
	Severance	Facility Exit Costs	Total

Restructuring reserve as of March 31, 2003	$713	$402	$1,115
Cash paid – 2004	(403)	(173)	(576)
Non cash reductions – 2004	—	(137)	(137)

Restructuring reserve as of March 31, 2004	$310	$92	$402

Tye-Sil Corporation Ltd.

On May 8, 2001, the Company acquired certain assets of Tye-Sil Corporation Ltd. of Montreal, Quebec, Canada. Tye-Sil had been the leading Canadian provider of gift wrap and accessories. The Company paid $7,849,000 in cash, including transaction costs. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired. Subsequent to the acquisition, the operations of Tye-Sil were consolidated into existing operations of the Company.

(4)	TREASURY STOCK TRANSACTIONS:

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock at prices and pursuant to other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2004, the Company has approximately 717,100 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 184,300 shares for $5,687,000 and 1,100,000 shares for $36,510,000 in fiscal 2004 and fiscal 2003, respectively.

On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company’s Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was $36,510,000.

(5)	STOCK OPTION PLANS:

The Board of Directors of the Company adopted the CSS Industries, Inc. 2004 Equity Compensation Plan (“2004 Plan”), subject to stockholder approval. If approved by the stockholders, the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other key employees. Grants under the 2004 Plan may be made through February 2014 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. Options to acquire 2,000,000 shares were available for grant under the 2004 Plan at March 31, 2004.

Back to Index

Under the terms of the CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (“2000 Plan”), non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 6,000 shares of the Company’s common stock are to be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2001 to 2005. Each option will expire ten years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2004, options to acquire 231,000 shares were available for grant under the 2000 Plan.

Under the terms of the 1994 Equity Compensation Plan (“1994 Plan”), the Committee may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other key employees. Grants under the 1994 Plan may be made through November 2004. Each option will expire no later than ten years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2004, options to acquire 1,155,528 shares were available for grant under the 1994 Plan.

Transactions from April 1, 2001 through March 31, 2004 under the above plans were as follows:

			Weighted	Weighted
	Number	Option Price	Average	Average Life
	of Shares	per Share	Price	Remaining

Options outstanding at April 1, 2001	2,404,813	$11.42 – 22.09	$15.77	7.3 years
Granted	529,650	16.27 – 21.13	17.05
Exercised	(122,923)	12.42 – 19.09	14.87
Canceled	(91,239)	13.42 – 19.09	15.51

Options outstanding at March 31, 2002	2,720,301	11.42 – 22.09	16.07	7.2 years
Granted	169,500	21.67 – 24.40	22.90
Exercised	(377,391)	11.42 – 22.00	15.43
Canceled	(117,339)	12.71 – 21.70	15.96

Options outstanding at March 31, 2003	2,395,071	12.71 – 24.40	16.67	6.6 years
Granted	354,462	23.58 – 31.25	24.92
Exercised	(469,369)	12.88 – 22.75	15.72
Canceled	(177,178)	12.88 – 26.00	20.76

Options outstanding at March 31, 2004	2,102,986	$12.71 – 31.25	$17.92	6.4 years

Options exercisable at March 31, 2004	1,401,776	$12.71 – 24.40	$16.51

The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $11.80, $9.24 and $10.84 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$12.50 – $15.63	698,050	6.1	$14.20	583,666	$14.21
$15.64 – $18.75	796,173	5.7	$17.38	619,772	$17.58
$18.76 – $21.88	209,400	5.9	$19.63	160,275	$19.33
$21.89 – $25.00	316,263	8.5	$23.65	38,063	$22.54
$25.01 – $28.13	33,100	9.4	$25.83	—	—
$28.14 – $31.25	50,000	9.7	$29.91	—	—

	2,102,986	6.4	$17.92	1,401,776	$16.51

Back to Index

(6)	RETIREMENT BENEFIT PLANS:

Profit Sharing Plans

The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of its employees as of March 31, 2004. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2004, 2003 and 2002 was $2,894,000, $2,635,000 and $2,060,000, respectively.

Pension Plans

The Company’s Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal. The plan, acquired as part of the Crystal acquisition on October 18, 2002, was frozen on November 2, 2002 and terminated September 30, 2003. Future benefits to Crystal division employees will be provided by participation in an existing defined contribution profit sharing and 401(k) plan.

Postretirement Medical Plans

The Company’s Cleo subsidiary administers a postretirement medical plan covering substantially all active employees of the former Crystal division. The plan was frozen to new participants prior to Crystal’s acquisition by the Company.

The Company uses a March 31 measurement date for all pension and postretirement medical plans.

The following provides a reconciliation of benefit obligations and plan assets (in thousands):

	March 31,

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Change in plan assets:

Fair value of plan assets at acquisition or beginning of year	$4,788	$4,753	$—	$—
Actual return on plan assets	730	181	—	—
Benefits paid from plan assets	(1,023)	(146)	—	—

Fair value of plan assets at end of year	4,495	4,788	—	—

Change in benefit obligation:

Benefit obligation at acquisition or beginning of year	2,304	2,398	1,452	1,418
Service cost	—	—	—	13
Interest cost	111	61	86	42
Actuarial loss (gain)	(124)	(6)	80	(8)
Adjustment in cost of settlement	—	(3)	—
Benefits paid	(1,023)	(146)	(43)	(13)
Gain due to terminations	—	—	(609)	—

Benefit obligation at end of year	1,268	2,304	966	1,452

Funded status	3,227	2,484	(966)	(1,452)
Unrecognized net (loss) gain	—	(23)	72	(8)

Prepaid benefit cost/(accrued obligation) recognized in the consolidated balance sheet	$3,227	$2,461	$(894)	$(1,460)

Back to Index

The following table summarizes the assumptions of the defined benefit pension plan and the postretirement medical plan:

	For the Years Ended March 31,

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.8%	4.8%	6.0%	6.0%
Expected return on plan assets	7.0%	7.0%	—	—

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.0%	4.8%	6.0%	6.0%

Assumed health care cost trend rates:
Initial rate assumed for next year			20%	20%
Ultimate rate			6%	6%
Years to ultimate rate			14	14

The expected return on plan assets rate was developed considering historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0	$0
Effect on postretirement benefit obligation	96	(83)

Net periodic pension and postretirement medical costs (benefits) include the following components (in thousands):

	For the Years Ended March 31,

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Service cost	$—	$—	$—	$13
Interest cost	111	61	86	42
Expected return on plan assets	(335)	(166)	—	—
Amortization of gain due to terminations	—	—	(609)	—

Benefit cost (credit)	$(224)	$(105)	$(523)	$55

Back to Index

The pension plan’s weighted average asset allocations at March 31, 2004 and 2003, by asset category are as follows:

	% of Total at March 31,

	2004	2003

Annuities	100%	—%
Equity securities	—	59
Debt securities	—	41

	100%	100%

The Company intends to maintain the current asset allocations in the future.

The goal of the Company’s investment policy is to have sufficient assets to fund pension obligations when they become due and achieve the required return within acceptable levels of risk.

(7)	INCOME TAXES:

The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

	For the Years Ended
	March 31,

	2004	2003	2002

(in thousands)
Current:
Federal	$12,803	$13,922	$8,336
State	847	146	38
Foreign	2,222	1,449	1,283

	15,872	15,517	9,657

Deferred:
Federal	795	(1,284)	2,220
State	(220)	(69)	77

	575	(1,353)	2,297

	$16,447	$14,164	$11,954

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended
	March 31,

	2004	2003	2002

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	.9	.5	.2
Non-deductible goodwill	—	—	.8
Other	(.4)	(.1)	(.3)

	35.5%	35.4%	35.7%

Back to Index

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2004 and 2003:

	March 31,

	2004	2003

(in thousands)

Deferred income tax assets:
Accounts receivable	$1,069	$748
Inventories	2,518	2,737
Accrued expenses	5,296	3,556
State net operating loss and credit carryforwards	8,725	8,148
Other	2,368	3,264

	19,976	18,453
Valuation allowance	(8,425)	(7,910)

	11,551	10,543

Deferred income tax liabilities:
Property, plant and equipment	5,969	6,217
Unremitted earnings of foreign subsidiaries	1,643	702
Other	2,144	1,254

	9,756	8,173

Net deferred income tax asset	$1,795	$2,370

At March 31, 2004 and 2003, the Company had potential state income tax benefits of $8,725,000 and $8,148,000, respectively, from net operating loss and credit carryforwards that expire in various years through 2018. At March 31, 2004 and 2003, the Company provided valuation allowances of $8,425,000 and $7,910,000, respectively. The $515,000 increase in the valuation allowance was due to the increase in state net operating loss and credit carryforwards, and reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.

(8)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

Long-term debt consisted of the following:

	March 31,

	2004	2003

(in thousands)

4.48% Senior Notes due December 13, 2009	$50,000	$50,000
Other	586	172

	50,586	50,172
Less — current portion	(335)	(109)

	$50,251	$50,063

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The note purchase agreement contains covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2004.

The Company maintained an unsecured revolving credit facility with five banks which allowed for borrowings up to $100,000,000. This facility expired on April 30, 2004 and provided that borrowings were limited during a consecutive 30 day period in each year of the agreement. The loan agreement contained provisions to increase or

Back to Index

reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility accrued at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus 1%. The revolving credit facility provided for commitment fees of 0.25% per annum on the daily average of the unused commitment. The loan agreement also contained covenants, the most restrictive of which pertained to net worth, the ratio of operating cash flow to fixed charges, the ratio of earnings to interest expense and the ratio of debt to capitalization. The Company is in compliance with all financial debt covenants as of March 31, 2004.

The Company also maintained a receivables purchase agreement with an issuer of receivables-backed commercial paper. Under this arrangement, the Company sold, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the “SPS”), which in turn had the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables were automatically sold to the SPS and became a part of the receivables pool. The agreement permitted the sale (and repurchase) of an undivided interest in the accounts receivable pool for an amount of up to $100,000,000 through April 30, 2004, subject to an annual renewal. Interest on amounts financed under this facility was based on a variable commercial paper rate plus 0.375%. The receivables facility provided for commitment fees of 0.225% per annum on the daily average of the unused commitment. This arrangement was accounted for as a financing transaction.

The weighted average interest rate under these three credit facilities for the years ended March 31, 2004, 2003 and 2002, was 3.92%, 3.24% and 4.48% respectively. The average and peak borrowings were $80,358,000 and $144,590,000 for the year ended March 31, 2004 and $85,002,000 and $198,765,000 for the year ended March 31, 2003. Additionally, outstanding letters of credit totaled $4,368,000 and $4,114,000 at March 31, 2004 and 2003, respectively. The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors.

On April 23, 2004, the Company’s expiring $100,000,000 revolving credit facility was replaced with a $50,000,000 unsecured revolving credit facility with five banks. This facility expires on April 23, 2009. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility currently accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus .75%. The revolving credit facility provides for commitment fees of .225% per annum on the daily average of the unused commitment. The loan agreement also contains covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures.

Subsequent to year end, the Company entered into an extension of its expiring $100,000,000 accounts receivable securitization facility during which time it renewed the facility for a five-year period, expiring on July 25, 2009, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. The facility limit now has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and provides for commitment fees of 0.225% per annum or the daily average of the unused commitment.

Long-term debt matures as follows:

(in thousands)
2005	$335
2006	10,251
2007	10,000
2008	10,000
2009	10,000
Thereafter	10,000

Total	$50,586

Back to Index

(9)	OPERATING LEASES:

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows:

(in thousands)
2005	$7,583
2006	5,536
2007	2,344
2008	1,935
2009	984
Thereafter	1,564

Total	$19,946

Rent expense was $10,324,000, $8,963,000 and $6,660,000 in the years ended March 31, 2004, 2003 and 2002, respectively.

(10)	CLAIMS PUT AGREEMENT:

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

The Company classifies gains on these types of credit risk arrangements in selling, general and administrative expenses (SG&A). For the year ended March 31, 2002, the Company recognized a pre-tax gain of $5,436,000 for the change in the Put Agreement’s value, less the premium paid. This amount was offset by bad debt expense of $10,352,000 and was recorded in SG&A in the consolidated statement of operations.

As of March 31, 2002, the fair market value of Kmart receivables not yet assigned to the financial institution was $4,436,000 and was determined by applying the then going rate (30% of face value) for Kmart pre-petition bankruptcy claims, as ascertained in discussions with several debt securities firms that traded in these claims, to the net receivable balance. The value of the Kmart put right was $5,916,000 and was determined by applying the above market recovery percentage of 40% (70% recovery rate per the Put Agreement less 30% pre-petition claim market recovery percentage) to the net receivable balance. The fair market value of Kmart receivables not yet assigned to the financial institution and the value of the Kmart put right were classified as other current assets in the consolidated balance sheet as of March 31, 2002 and were subsequently collected during fiscal 2003.

On October 7, 2003 the Company received $1,118,000 in satisfaction of an additional claim made under the Put Agreement. This additional claim was made as a result of the settlement of the Company’s Kmart bankruptcy claim, as approved by the bankruptcy court, and is recorded as a reduction of SG&A expenses for the year ended March 31, 2004.

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

Back to Index

•	Cash and cash equivalents, accounts receivable and accounts payable – The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2004 and 2003.

•
Short-term borrowings – Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•	Other long-term obligations – The carrying amounts of these items are a reasonable estimate of their fair value.

•
Foreign currency contracts – The fair value is based on quotes obtained from financial institutions. The fair value of foreign currency contracts was immaterial as of March 31, 2004 and there were no foreign currency contracts outstanding as of March 31, 2003.

•
Interest rate swap agreements – The fair value is based on quotes obtained from financial institutions. There were no outstanding interest rate swap agreements as of March 31, 2004 and the fair value of interest rate swap agreements at March 31, 2003 was $437,000.

•
Long-term debt – The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2004, the carrying amount of long-term debt was $50,251,000 and the estimated fair value was estimated to be $50,640,000. As of March 31, 2003, the carrying amount of long-term debt was $50,063,000 and the estimated fair value was estimated to be $52,000,000.

(12)	COMMITMENTS AND CONTINGENCIES:

On February 17, 2004, a group of six domestic producers of tissue paper and a labor union jointly filed an antidumping duty petition with the International Trade Administration of the U. S. Department of Commerce (“Commerce Department”) and the U. S. International Trade Commission (“ITC”). The petitioners are seeking the imposition of antidumping duties of 163.36% on certain tissue paper products imported from China. If successful, the petition could result in the imposition of antidumping duties on gift tissue products that the Company imports from China for re-sale to the Company’s customers in the United States. The Company is contesting the petition in proceedings before the ITC and the Commerce Department.

In April 2004, the ITC made a preliminary determination that there is a “reasonable indication” that a domestic industry is being materially injured or threatened with material injury by reason of the imported tissue paper products. As a result, the Commerce Department will make a determination as to whether the imported goods are being sold into the United States at less than fair value. If the Commerce Department makes preliminary and final determinations in the affirmative, and the ITC makes a final determination of material injury or threat of material injury to a domestic industry resulting from the imported tissue paper products, antidumping duties will be imposed for a period of at least five years from the date of ITC’s order.

In 2003, the Company imported from China a substantial portion of the Company’s requirements for gift tissue products, and the Company had planned to import from China substantially all of its 2004 requirements for gift tissue products. While it is not possible for the Company to predict the outcome of the ITC and Commerce Department proceedings, the Company is considering actions intended to mitigate the adverse impact that would result from the imposition of antidumping duties on gift tissue products that the Company imports from China. In this regard, the Company has resumed tissue-converting operations at the Company’s previously-closed Maysville, Kentucky facility, and the Company is evaluating sourcing arrangements outside of China. At this time, the Company believes that the imposition of antidumping duties would not have a material effect on the Company’s financial condition or results of operations.

In November 2002, Bleyer Industries, Inc. (“Bleyer”) filed suit against CSS and certain of its subsidiaries in the Supreme Court of the State of New York, County of Nassau. The suit alleged that CSS and certain of its subsidiaries misused certain confidential information disclosed by Bleyer pursuant to certain confidentiality agreements entered into by CSS and Bleyer. The relief sought consisted of compensatory damages of approximately $10,000,000, prejudgment interest and punitive damages. In October 2003, this litigation was dismissed with prejudice.

Back to Index

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

The Company’s detail of revenues from its various products is as follows:

	For the Years Ended
	March 31,

	2004	2003	2002

(in thousands)

Christmas	$325,597	$316,464	$288,325
Everyday	148,017	139,197	50,294
Halloween	30,563	36,160	43,433
Other	35,172	40,994	42,257

Total	$539,349	$532,815	$424,309

One customer accounted for sales of $119,881,000, or 21.2% of total sales in fiscal 2004, $107,915,000, or 20.3% in fiscal 2003 and $87,975,000, or 20.7% in fiscal 2002. One other customer accounted for sales of $69,974,000, or 12.4% of total sales in fiscal 2004, $55,132,000, or 10.3% in fiscal 2003 and $45,030,000, or 10.6% in fiscal 2002.

(14)	ACCOUNTING PRONOUNCEMENTS:

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

In August 2001, the FASB issued SFAS No. 144. This statement retains existing requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 was adopted by the Company at the beginning of fiscal year 2003 with no impact to the Company’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the

Back to Index

objective for initial measurement of the liability. The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of March 31, 2003. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Interpretation No. 45 was adopted by the Company as of January 1, 2003 and did not have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46 (“FIN 46R”), delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. FIN 46R requires certain disclosures of an entity’s relationship with variable interest entities. FIN 46R was effective for companies with interests in variable interest entities or potential variable interest entities (commonly referred to as special-purpose entities, or SPEs) for periods ending after December 15, 2003. FIN 46R was effective for companies with all other types of entities (i.e. non-SPEs) for periods ending after March 15, 2004. The adoption of FIN 46R had no impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments that were previously presented as equity or as temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 for new or modified financial instruments on June 1, 2003. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with

Back to Index

fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosures for its fiscal year ending March 31, 2004. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP No. 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. The Company’s consolidated financial statements as of March 31, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. The Company has not yet determined whether its postretirement benefit plans are “actuarially equivalent” to Medicare Part D under the Act. FSP No. 106-2 is effective for the Company beginning in the second fiscal quarter of fiscal 2005.

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED):

(in thousands, except per share amounts)

2004	Quarters

	First	Second	Third	Fourth

Net sales	$58,290	$179,162	$247,394	$54,503

Gross profit	15,604	48,867	71,319	9,753

Net (loss) income	$(4,039)	$14,216	$27,397	$(7,724)

Net (loss) income per common share:
Basic	$(.35)	$1.21	$2.31	$(.65)

Diluted	$(.35)	$1.15	$2.18	$(.65)

Back to Index

2003	Quarters

	First	Second	Third	Fourth

Net sales	$50,557	$175,452	$250,682	$56,124

Gross profit	14,352	43,940	69,386	12,549

Net (loss) income before accounting change	$(4,340)	$11,012	$25,666	$(6,492)

Cumulative effect of accounting change, net of tax	(8,813)	—	—	—

Net (loss) income	$(13,153)	$11,012	$25,666	$(6,492)

Basic net (loss) income per common share:
Before cumulative effect of accounting change	$(.35)	$.97	$2.24	$(.55)
Cumulative effect of accounting change	(.70)	—	—	—

Basic net (loss) income per common share	$(1.05)	$.97	$2.24	$(.55)

Diluted net (loss) income per common share:
Before cumulative effect of accounting change	$(.35)	$.91	$2.12	$(.55)
Cumulative effect of accounting change	(.70)	—	—	—

Diluted net (loss) income per common share	$(1.05)	$.91	$2.12	$(.55)

The seasonal nature of CSS’ business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Back to Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 21, 2002, the Company terminated its engagement of Arthur Andersen LLP of Philadelphia, Pennsylvania (“Andersen”) as independent auditors, effective June 11, 2002, and on July 3, 2002, determined to engage KPMG LLP as its new independent auditors for the fiscal year ending March 31, 2003. This determination followed the Company’s decision to seek proposals from independent public accounting firms to audit the Company’s financial statements and was approved by the Board of Directors upon the recommendation of the Audit Committee.

Andersen’s report on the Company’s consolidated financial statements for the fiscal year ended March 31, 2002 (the “Accounting Period”) did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Accounting Period and through the date of the Board of Directors determination to dismiss Andersen, effective June 11, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s consolidated financial statements with respect to the Accounting Period. Also, during the Accounting Period and through June 11, 2002, there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company previously provided Andersen with a copy of the foregoing disclosures. Andersen’s letter dated June 18, 2002, stating that it found no basis for disagreement with such statements, was filed as Exhibit 16.2 to the Company’s Form 8- K filed June 20, 2002.

During the Accounting Period and through June 11, 2002, the Company did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable event listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

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

The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

Part III

Item 10. Directors and Executive Officers of the Registrant.

See “ELECTION OF DIRECTORS”, “OUR EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE” in the Proxy Statement for the 2004 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11. Executive Compensation.

See “EXECUTIVE COMPENSATION” in the Proxy Statement for the 2004 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “CSS SECURITY OWNERSHIP” and “DISCLOSURE WITH RESPECT TO CSS’ EQUITY COMPENSATION PLANS” in the Proxy Statement for the 2004 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

See “CERTAIN TRANSACTIONS” in the Proxy Statement for the 2004 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See “OUR INDEPENDENT ACCOUNTANTS, THEIR FEES AND THEIR ATTENDANCE AT THE ANNUAL MEETING” in the Proxy Statement for the 2004 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Back to Contents

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Attached hereto and filed as part of this report are the financial statement schedules and the exhibits listed below:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Consolidated Balance Sheets — March 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Income — for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity – for the years ended March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(b)	Reports on Form 8-K filed during the last quarter of fiscal 2004

On January 28, 2004, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release announcing its financial results for the quarter ended December 31, 2003, which was also filed as an exhibit under Item 7.

(c)
Exhibits, Including Those Incorporated by Reference The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992. (2) (Exhibit 3.2)

3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

*3.5	By-laws of the Company, as amended to date (as last amended January 15, 2004).

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

Back to Contents

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

10.6	Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001. (13) (Exhibit 10.9)

10.7	Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001. (13) (Exhibit 10.10)

10.8	Waiver and Amendment to Loan Agreement dated March 11, 2002. (13) (Exhibit 10.11)

10.9	First Amendment to Receivables Purchase Agreement dated as of August 24, 2001. (13) (Exhibit 10.12)

10.10	First Amendment to Purchase and Sale Agreement dated as of August 24, 2001. (13) (Exhibit 10.13)

10.11	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors. (13) (Exhibit 10.14)

10.12	Stock Purchase Agreement, dated October 18, 2002, among Cleo Inc and the individuals and trusts constituting all of the shareholders of Crystal Creative Products, Inc. (14) (Exhibit 2.1)

10.13	Waiver and Amendment to Loan Agreement dated March 11, 2002. (15) (Exhibit 10.13)

10.14	Amendment and Limited Waiver of Loan Agreement dated June 24, 2002. (15) (Exhibit 10.14)

10.15	Amendment of Loan Agreement dated September 3, 2002. (15) (Exhibit 10.15)

10.16	Amendment and Limited Waiver of Loan Agreement dated December 12, 2002. (15) (Exhibit 10.16)

10.17	$50,000,000 4.48% Senior Notes due December 13, 2009 Note Purchase Agreement dated December 12, 2002. (15) (Exhibit 10.17)

*10.18	Amendment to Loan Agreement dated May 23, 2003.

Management Contracts, Compensatory Plans or Arrangements

10.19	CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

10.20	CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (4) (Exhibit 10.14)

10.21	CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993 (as amended January 1, 2000). (10) (Exhibit 10.11)

10.22	The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

10.23	1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4) (Exhibit 10.26)

10.24	Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

10.25	Cleo Inc Management Incentive Plan, dated March 7, 1996. (6) (Exhibit 10.23)

10.26	Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (7) (Exhibit 10.26)

Back to Contents

10.27	The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (7) (Exhibit 10.27)

10.28	Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996. (9) (Exhibit 10.18)

*10.29	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002).

Other

*21.	List of Significant Subsidiaries of the Registrant.

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

Back to Contents

Footnotes to List of Exhibits

(1)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1992 and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to Form 8-K (No. 1-2661) dated March 15, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K/A (No. 1-2661) for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(14)	Filed as an exhibit to Form 8-K (No. 1-2661) dated October 18, 2002 and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended March 31, 2003 and incorporated herein by reference.

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

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C				Column D		Column E

		Additions

	Balance	Charged
	at	to Costs		Charged				Balance
	Beginning	and		to Other				at End of
	of Period	Expenses		Accounts		Deductions		Period

Year ended March 31, 2004
Doubtful accounts receivable-customers	$1,812	$768		$—		$1,245	(e)	$1,335
Accrued restructuring expenses	1,115	—		1,672	(d)	2,018	(f)	769

Year ended March 31, 2003
Doubtful accounts receivable-customers	$1,549	$1,521		$237	(c)	$1,495	(e)	$1,812
Accrued restructuring expenses	4,541	—		—		3,426	(f)	1,115

Year ended March 31, 2002
Doubtful accounts receivable-customers	$923	$10,936	(b)	$667	(a)	$10,977	(b)(e)	$1,549
Accrued restructuring expenses	—	—		4,541	(a)	—		4,541

Notes:	(a)	Balance at acquisition of Offray.
(b)	Includes gross Kmart bad debt write-off before gain on Put Agreement of $5,436.
(c)	Balance at acquisition of Crystal.
(d)	Represents finalization of the Crystal plan for restructuring.
(e)	Includes amounts written off as uncollectible, net of recoveries.
(f)	Includes payments and non cash reductions further described in Note 3 of the accompanying consolidated financial statements.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.

Registrant

Dated: June 7, 2004	By	/s/ David J. M. Erskine

David J. M. Erskine, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2004	/s/ David J. M. Erskine

David J. M. Erskine, President and Chief Executive Officer (principal executive officer and a director)

Dated: June 7, 2004	/s/ Clifford E. Pietrafitta

Clifford E. Pietrafitta, Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)

Dated: June 7, 2004	/s/ Jack Farber

Jack Farber, Director

Dated: June 7, 2004	/s/ James H. Bromley

James H. Bromley, Director

Dated: June 7, 2004	/s/ Stephen V. Dubin

Stephen V. Dubin, Director

Dated: June 7, 2004	/s/ Leonard E. Grossman

Leonard E. Grossman, Director

Dated: June 7, 2004	/s/ James E. Ksansnak

James E. Ksansnak, Director

Dated: June 7, 2004	/s/ Rebecca C. Matthias

Rebecca C. Matthias, Director

Dated: June 7, 2004	/s/ Michael L. Sanyour

Michael L. Sanyour, Director