Form 10-Q
period 2004-06-30
CSS INDUSTRIES INC
filed 2004-08-09
CIK 20629

     SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

     FORM 10-Q

For the Quarter Ended	Commission file number 1-2661
June 30, 2004

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its Charter)

Delaware	13-1920657

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

1845 Walnut Street, Philadelphia, PA	19103

(Address of principal executive offices)	(Zip Code)

(215) 569-9900

(Registrant’s telephone number, including area code)

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

Yes No

As of July 29, 2004, there were 11,958,643 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

Back to Contents

     CSS INDUSTRIES, INC. AND SUBSIDIARIES

     INDEX

PART I – FINANCIAL INFORMATION

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(In thousands, except
per share data)

	Three Months Ended June 30,

	2004	2003

SALES	$49,555	$58,290

COSTS AND EXPENSES
Cost of sales	36,061	43,161
Selling, general and administrative expenses	20,175	21,078
Interest expense, net	417	705
Rental and other income, net	(235)	(304)

	56,418	64,640

LOSS BEFORE INCOME TAXES	(6,863)	(6,350)

INCOME TAX BENEFIT	(2,456)	(2,311)

NET LOSS	$(4,407)	$(4,039)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.37)	$(.35)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	11,894	11,632

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.10	$.067

COMPREHENSIVE LOSS

Net loss	$(4,407)	$(4,039)
Change in fair value of interest rate swap agreements, net	—	(1)
Foreign currency translation adjustment	2	—

Comprehensive loss	$(4,405)	$(4,040)

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	March 31, 2004

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,718	$93,191
Accounts receivable, net	37,617	40,460
Inventories	146,271	94,459
Deferred income taxes	7,681	7,937
Other current assets	14,784	12,987

Total current assets	248,071	249,034

PROPERTY, PLANT AND EQUIPMENT, NET	79,696	81,193

OTHER ASSETS
Intangible assets, net	35,582	35,619
Other	4,797	4,551

Total other assets	40,379	40,170

Total assets	$368,146	$370,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued customer programs	$10,988	$12,385
Other current liabilities	52,604	48,836

Total current liabilities	63,592	61,221

LONG-TERM DEBT, NET OF CURRENT PORTION	50,139	50,251

LONG-TERM OBLIGATIONS	3,631	3,631

DEFERRED INCOME TAXES	6,138	6,142

STOCKHOLDERS’ EQUITY	244,646	249,152

Total liabilities and stockholders’ equity	$368,146	$370,397

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Three Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(4,407)	$(4,039)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,447	3,407
Provision for doubtful accounts	114	33
Deferred tax provision	252	265
Loss on sale of assets	6	—
Compensation expense related to stock options	165	—
Changes in assets and liabilities:
Decrease in accounts receivable	2,729	1,810
Increase in inventory	(51,812)	(56,385)
Increase in other assets	(2,076)	(523)
Decrease in accrued customer programs	(1,397)	(371)
Increase in other current liabilities	6,542	13,118
Decrease in accrued taxes	(2,774)	(2,714)

Total adjustments	(44,804)	(41,360)

Net cash (used for) operating activities	(49,211)	(45,399)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,889)	(2,261)
Proceed from sale of assets	2	156

Net cash (used for) investing activities	(1,887)	(2,105)

Cash flows from financing activities:
Payments on long-term obligations	(111)	(172)
Dividends paid	(1,190)	(778)
Purchase of treasury stock	(2,466)	—
Proceeds from exercise of stock options	3,390	1,899

Net cash (used for) provided by financing activities	(377)	949

Effect of exchange rate changes on cash	2	—

Net (decrease) in cash and temporary investments	(51,473)	(46,555)

Cash and cash equivalents at beginning of period	93,191	51,981

Cash and cash equivalents at end of period	$41,718	$5,426

See notes to consolidated financial statements.

Back to Contents

     CSS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation –

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or “the Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements included all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Principles of Consolidation –

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nature of Business –

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

Reclassification –

Certain prior period amounts have been reclassified to conform with the current period presentation.

Stock Split –

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

Back to Contents

Foreign Currency Translation and Transactions –

Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in rental and other income, net in the consolidated statements of operations.

Use of Estimates –

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to the valuation of inventory and accounts receivable, the assessment of goodwill, income tax accounting and resolution of litigation. Actual results could differ from those estimates.

Inventories –

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt of in-transit inventory of overseas product. The Company adjusts unsaleable and slow-moving inventory to its net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2004	2004

Raw material	27,9002	17,878
Work-in-process	25,934	27,363
Finished goods	93,335	49,218

	$146,271	$94,459

Revenue Recognition –

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

Stock-Based Compensation –

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been increased as follows:

Back to Contents

	Three Months Ended June 30,

(in thousands, except per share data)	2004	2003

Net loss, as reported	$(4,407)	$(4,039)
Add: Total stock-based employee compensation expense included in the determination of net loss, as reported	165	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(755)	(627)

Pro forma net loss	$(4,997)	$(4,666)

Loss per share:
Basic and diluted – as reported	$(.37)	$(.35)
Basic and diluted – pro forma	$(.42)	$(.40)

Net Income Per Common Share –

The following table sets forth the computation of basic loss per common share and diluted loss per common share for the three months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,

	2004	2003

Numerator:
Net loss	$(4,407)	$(4,039)

Denominator:
Weighted average shares outstanding for basic loss per common share	11,894	11,632
Effect of dilutive stock options	—	—

Adjusted weighted average shares outstanding for diluted loss per common share	11,894	11,632

Basic and diluted loss per common share	$(.37)	$(.35)

Statements of Cash Flows –

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

(2)      DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2004, the notional amount of open foreign currency forward contracts was $2,225,000 and the related gain was $30,000.

Back to Contents

In 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. These agreements involved the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Variable rate payments were based on one month U.S. dollar LIBOR. There were no interest rate swap contracts outstanding during the quarter ended June 30, 2004. During the quarter ended June 30, 2003, interest rate differentials paid under these agreements were recognized as adjustments to interest expense and amounted to $11,000.

(3)	BUSINESS ACQUISITIONS AND DIVESTITURES:

Crystal Creative Products, Inc.

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) for $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). During fiscal 2004, the Company received cash of approximately $2,155,000 in satisfaction of a post closing adjustment to the purchase price. Crystal, headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products and competed in the seasonal end of the gift bag and tissue markets with the Company’s existing product lines. Its product lines include gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $9,877,000 was recorded as intangible assets in the accompanying consolidated balance sheets. Of the $9,877,000 of acquired intangible assets, $4,290,000 was assigned to tradenames that are not subject to amortization, $5,287,000 was assigned to goodwill and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company restructured its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for $3,525,000 in July 2003, and closed Crystal’s primary manufacturing facility in Maysville, Kentucky. A separate administration building in Middletown, Ohio also closed in March 2004. The Company recorded a restructuring reserve of $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees. Payments of $217,000, mainly for severance, were made in the quarter ended June 30, 2004. During the first quarter of fiscal 2005, the subsidiary of the Company reopened the Maysville facility in response to the filing of an anti-dumping petition related to tissue products manufactured in China. Uncommitted restructuring accruals related to the closing of the Maysville facility were reversed against goodwill in the fourth quarter of fiscal 2004. Remaining payments related to contractual obligations and facility exit costs will be paid through the end of fiscal 2005. As of June 30, 2004, the remaining liability of $150,000 was classified as a current liability in the accompanying condensed consolidated balance sheet.

Back to Contents

Selected information relating to the Crystal restructuring reserve follows (in thousands):

		Contractual
		Obligations and
	Severance	Facility Exit Costs	Total

Restructuring reserve as of March 31, 2004	$143	$224	$367
Cash paid – fiscal 2005	(143)	(74)	(217)

Restructuring reserve as of June 30, 2004	$—	$150	$150

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

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of June 30, 2004, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. Payments, mainly for severance and facility exit costs, of $202,000 were made in the quarter ended June 30, 2004. As of June 30, 2004, the remaining liability of $200,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during fiscal 2005.

Selected information relating to the Offray restructuring reserve follows (in thousands):

		Contractual
		Obligations and
	Severance	Facility Exit Costs	Total

Restructuring reserve as of March 31, 2004	$310	$92	$402
Cash paid – fiscal 2005	(110)	(92)	(202)

Restructuring reserve as of June 30, 2004	$200	$—	$200

(4)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of its administrative office located in Minneapolis, expected to occur in December 2004. As of June 30, 2004, the Company has communicated termination of employment to 33 employees. Payments, mainly for termination costs, of $12,000 were made in the quarter ended June 30, 2004. As of June 30, 2004, the remaining liability of $365,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during fiscal 2005. The portion of the termination costs to be paid, which is contingent upon the continuing service of the terminated employees through the date of closure of the office is being accrued in the period it is earned. The Company anticipates incurring a total of $1,508,000, including $479,000 for termination costs and $1,029,000 for contractual obligations and facility exit costs, with such additional amounts being expensed over the remainder of fiscal 2005.

Back to Contents

Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

	Termination Costs	Contractual	Total
		Obligations and
		Facility Exit Costs

Initial accrual – May 2004	$171	$206	$377
Cash paid – fiscal 2005	(12)	—	(12)

Restructuring reserve as of June 30, 2004	$159	$206	$365

(5)      GOODWILL AND INTANGIBLES:

Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its tradenames are indefinite-lived assets.

In the fourth quarter of fiscal 2004, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no additional impairment existed.

Included in intangibles assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	June 30,	March 31,
	2004	2004

Goodwill	$30,952	$30,952
Tradenames	4,290	4,290
Non-compete and other	340	377

	$35,582	$35,619

Amortization expense for the quarter ended June 30, 2004 and 2003 was $37,000 and $28,000, respectively. Based on the current composition of intangibles, amortization expense for each of the succeeding five years is projected to be as follows: nine months ending March 31, 2005: $114,000; years ending March 31, 2006: $94,000; 2007: $94,000; 2008: $38,000; and 2009: $0.

(6)      DEBT ARRANGEMENTS:

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

Back to Contents

On April 23, 2004, the Company entered into an extension of its expiring $100,000,000 accounts receivable securitization facility during which time it renewed the facility for a five-year period, expiring on July 25, 2009, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. The facility limit now has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and provides for commitment fees of 0.225% per annum on the daily average of the unused commitment.

(7)      PENSION AND OTHER POSTRETIREMENT OBLIGATIONS:

The Company’s Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal. The plan, acquired as part of the Crystal acquisition on October 18, 2002, was frozen on November 2, 2002 and terminated September 30, 2003. Future benefits to Crystal division employees will be provided by participation in an existing defined contribution profit sharing and 401(k) plan. The Company’s Cleo subsidiary also administers a postretirement medical plan covering substantially all active employees of the former Crystal division. The plan was frozen to new participants prior to Crystal’s acquisition by the Company.

The components of net pension and other postretirement benefit cost are as follows (in thousands):

	For the Three Months Ended June 30,

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Interest cost	$16	$28	$15	$21
Expected return on plan assets	(37)	(84)	—	—

Benefit cost (credit)	$(21)	$(56)	$15	$21

(8)      ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46 (“FIN 46R”), delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. FIN 46R requires certain disclosures of an entity’s relationship with variable interest entities. FIN 46R was effective for companies with interests in variable interest entities or potential variable interest entities (commonly referred to as special-purpose entities, or SPEs) for periods ending after December 15, 2003. FIN 46R was effective for companies with all other types of entities (i.e. non-SPEs) for periods ending after March 15, 2004. The adoption of FIN 46R had no impact on the Company’s financial position or results of operations.

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

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosures for its fiscal year ending March 31, 2004 and in its interim fiscal 2005 periods. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP No. 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. The Company’s consolidated financial statements as of June 30, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. The Company has not yet determined whether its postretirement benefit plans are “actuarially equivalent” to Medicare Part D under the Act. FSP No. 106-2 is effective for the Company beginning in the second fiscal quarter of fiscal 2005.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and resolution of litigation.

RESULTS OF OPERATIONS

Seasonality

The seasonal nature of CSS’ business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Sales for the quarter ended June 30, 2004 decreased 15% to $49,555,000 from $58,290,000 in 2003. This decrease in sales was primarily the result of the absence of sales related to the retail packaging product line of a recently acquired business which was sold in July 2003 and lower sales of Halloween products and ribbons and bows which is substantially due to timing of shipments compared to a year ago.

Cost of sales, as a percentage of sales, decreased to 73% in 2004 compared to 74% in 2003. The improvement in the relationship of cost of sales is primarily the result of improved production efficiencies at recently acquired businesses and favorable mix of products sold during the quarter compared to a year ago.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 41% in 2004 compared to 36% in 2003. The increase was largely the result of the decline in sales compared to the prior year quarter. On an absolute basis, SG&A declined 4% primarily as a result of integration savings related to a recently acquired business.

Interest expense, net was $417,000 in 2004 and $705,000 in 2003. The decrease in interest expense was primarily due to lower borrowing levels as a result of the cash generated from operations and improved management of working capital.

Income taxes, as a percentage of loss before taxes, were 36% in 2004 and 2003.

The net loss for the three months ended June 30, 2004 was $4,407,000, or $.37 per diluted share compared to $4,039,000, or $.35 per diluted share in 2003. The increased net loss is attributable to the impact of lower sales, partially offset by improved margins and lower selling, general and administrative, and interest expense.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had working capital of $184,479,000 and stockholders' equity of $244,646,000. The increase in inventories and other current liabilities and the decrease in cash from March 31, 2004 reflected the normal seasonal inventory build necessary for the fiscal 2005 shipping season. The decrease in stockholders’ equity was primarily attributable to the first quarter net loss, treasury share repurchases and payment of the quarterly dividend, partially offset by capital contributed upon exercise of employee stock options.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with approximately 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $50,000,000 unsecured revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financial facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the unsecured revolving credit facility. At June 30, 2004, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and no amounts outstanding under the Company’s short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.

ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” See the notes to the consolidated financial statements for information concerning the Company’s implementation and impact of these standards.

Back to Contents

ITEM 3.      QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2004 has not materially changed from March 31, 2004 (See Item 7A of the Annual Report on Form 10-K).

ITEM 4.      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company’s management, the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and procedures.

(b)	Changes in Internal Controls. The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Share Repurchase Program

As of June 30, 2004, the Company had repurchased 6,104,176 shares of CSS common stock. A total of 71,300 shares were repurchased at an average price of $34.53, in the first quarter of fiscal 2005. As of June 30, 2004, there remained an outstanding authorization to repurchase 645,824 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 through April 30, 2004	—	—	—	717,124
May 1 through May 31, 2004	—	—	—	717,124
June 1 through June 30, 2004	71,300	$34.53	71,300	645,824

Total First Quarter	71,300	$34.53	71,300	645,824

(1)	The Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”) on February 18, 1998. Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of June 30, 2004 was 4,454,176 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

(2)	All open market share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Back to Contents

Exhibit 32.2 Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	On May 25, 2004, the Company furnished (not filed) pursuant to Item 12 under Item 9 (in accordance with the interim filing guidance for these Items) the press release announcing its financial results for the year and quarter ended March 31, 2004, which was also filed as an exhibit under Item 7.

Back to Contents

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: August 6, 2004	By: /s/David J. M. Erskine
David J. M. Erskine
President and Chief
Executive Officer

Date: August 6, 2004	By: /s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President – Finance,
Chief Financial Officer and
Principal Accounting Officer