Form 10-Q
period 2004-09-30
CSS INDUSTRIES INC
filed 2004-11-09
CIK 20629

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.
20549

FORM 10-Q

For the Quarter Ended September 30, 2004	Commission file number 1-2661

CSS INDUSTRIES, INC.
(Exact name of registrant as specified in its Charter)

Delaware	13-1920657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

1845 Walnut Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

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

As of October 28, 2004, there were 11,943,592 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except
per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

SALES	$181,711	$179,162	$231,266	$237,452

COSTS AND EXPENSES
Cost of sales	132,553	131,114	168,614	174,275
Selling, general and administrative expenses	24,588	24,910	44,763	45,988
Interest expense, net	709	984	1,126	1,689
Other income	(457)	(198)	(692)	(502)

	157,393	156,810	213,811	221,450

INCOME BEFORE INCOME TAXES	24,318	22,352	17,455	16,002

INCOME TAX EXPENSE	8,705	8,136	6,249	5,825

NET INCOME	$15,613	$14,216	$11,206	$10,177

NET INCOME PER COMMON SHARE
Basic	$1.31	$1.21	$.94	$.87

Diluted	$1.24	$1.15	$.89	$.83

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,961	11,748	11,919	11,682

Diluted	12,619	12,366	12,641	12,254

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.10	$.08	$.20	$.147

COMPREHENSIVE INCOME
Net income	$15,613	$14,216	$11,206	$10,177
Change in fair value of interest rate swap agreements, net	—	121	—	120
Foreign currency translation adjustment	3	17	5	17

Comprehensive income	$15,616	$14,354	$11,211	$10,314

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)

	September 30, 2004	March 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,140	$93,191
Accounts receivable, net	151,987	40,460
Inventories	164,536	94,459
Deferred income taxes	7,341	7,937
Other current assets	15,782	12,987

Total current assets	345,786	249,034

PROPERTY, PLANT AND EQUIPMENT, NET	76,975	81,193

OTHER ASSETS
Intangible assets, net	35,544	35,619
Other	4,806	4,551

Total other assets	40,350	40,170

Total assets	$463,111	$370,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$37,880	$—
Other current liabilities	109,150	61,221

Total current liabilities	147,030	61,221

LONG-TERM DEBT, NET OF CURRENT PORTION	50,056	50,251

LONG-TERM OBLIGATIONS	3,513	3,631

DEFERRED INCOME TAXES	6,323	6,142

STOCKHOLDERS’ EQUITY	256,189	249,152

Total liabilities and stockholders’ equity	$463,111	$370,397

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Six Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net income	$11,206	$10,177

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,888	6,821
Provision for doubtful accounts	177	701
Deferred tax provision	777	53
(Gain) loss on sale of assets	(141)	1
Compensation expense related to stock options	165	—
Changes in assets and liabilities:
Increase in accounts receivable	(111,704)	(110,166)
Increase in inventory	(70,077)	(57,990)
Increase in other assets	(3,117)	(5,561)
Increase in other current liabilities	47,629	35,765

Total adjustments	(129,403)	(130,376)

Net cash (used for) operating activities	(118,197)	(120,199)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,610)	(5,083)
Proceed from sale of assets	222	3,705

Net cash (used for) investing activities	(2,388)	(1,378)

Cash flows from financing activities:
Payments on long-term obligations	(12)	(172)
Borrowings on notes payable	69,485	146,585
Repayments on notes payable	(31,605)	(69,985)
Dividends paid	(2,386)	(1,721)
Purchase of treasury stock	(6,571)	—
Proceeds from exercise of stock options	4,618	3,507

Net cash provided by financing activities	33,529	78,214

Effect of exchange rate changes on cash	5	17

Net (decrease) in cash and cash equivalents	(87,051)	(43,346)

Cash and cash equivalents at beginning of period	93,191	51,981

Cash and cash equivalents at end of period	$6,140	$8,635

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation –

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or “the Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Back to Contents

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

	September 30, 2004	March 31, 2004

Raw material	$31,879	$17,878
Work-in-process	17,515	27,363
Finished goods	115,142	49,218

	$164,536	$94,459

Revenue Recognition –

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss pass to the customer. Provisions for allowances and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

Stock-Based Compensation –

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been decreased as follows:

Back to Contents

	Three Months Ended September 30,		Six Months Ended September 30,

(in thousands, except per share data)	2004	2003	2004	2003

Net income, as reported	$15,613	$14,216	$11,206	$10,177
Add: Total stock-based employee compensation expense included in the determination of net income, as reported	—	—	165	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(746)	(589)	(1,366)	(1,200)

Pro forma net income	$14,867	$13,627	$10,005	$8,977

Net income per share:
Basic – as reported	$1.31	$1.21	$.94	$.87
Basic – pro forma	$1.24	$1.16	$.84	$.77

Diluted – as reported	$1.24	$1.15	$.89	$.83
Diluted – pro forma	$1.19	$1.10	$.80	$.74

Net Income Per Common Share –

The following table sets forth the computation of basic loss per common share and diluted loss per common share for the three and six months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Numerator:
Net income	$15,613	$14,216	$11,206	$10,177

Denominator:
Weighted average shares outstanding for basic income per common share	11,961	11,748	11,919	11,682
Effect of dilutive stock options	658	618	722	572

Adjusted weighted average shares outstanding for diluted income per common share	12,619	12,366	12,641	12,254

Basic net income per common share	$1.31	$1.21	$.94	$.87
Diluted net income per common share	$1.24	$1.15	$.89	$.83

Statements of Cash Flows –

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

Back to Contents

(2)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2004, the notional amount of open foreign currency forward contracts was $25,472,000 and the related loss was $1,006,000.

In 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. These agreements involved the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Variable rate payments were based on one month U.S. dollar LIBOR. There were no interest rate swap contracts outstanding during the quarter or six months ended September 30, 2004. During the quarter and six months ended September 30, 2003, interest rate differentials paid under these agreements were recognized as adjustments to interest expense and amounted to $189,000 and $200,000, respectively.

(3)	BUSINESS ACQUISITIONS AND DIVESTITURES:

Crystal Creative Products, Inc.

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) for $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). During fiscal 2004, the Company received cash of approximately $2,155,000 in satisfaction of a post closing adjustment to the purchase price. Crystal, headquartered in Middletown, Ohio, was a leading designer, manufacturer and distributor of consumer convenience gift wrap products and competed in the seasonal end of the gift bag and tissue markets with the Company’s existing product lines. At the time of acquisition, its product lines included gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $9,877,000 was recorded as intangible assets in the accompanying consolidated balance sheets. Of the $9,877,000 of acquired intangible assets, $4,290,000 was assigned to tradenames that are not subject to amortization, $5,287,000 was assigned to goodwill and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company restructured its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for $3,525,000 in July 2003, and closed Crystal’s primary manufacturing facility in Maysville, Kentucky. A separate administration building in Middletown, Ohio also closed in March 2004. The Company recorded a restructuring reserve of $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees. Uncommitted restructuring accruals related to the closing of the Maysville facility were reversed against goodwill in the fourth quarter of fiscal 2004. Payments related to contractual obligations and facility exit costs of $150,000 were made in the quarter ended September 30, 2004. Payments of $367,000 (including $143,000 for severance costs) were made in the six months ended September 30, 2004. During the first quarter of fiscal 2005, the subsidiary of the Company reopened the Maysville facility in response to the filing of an anti-dumping petition related to tissue products manufactured in China.

Back to Contents

Selected information relating to the Crystal restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Facility Exit Costs	Total

Restructuring reserve as of March 31, 2004	$143	$224	$367
Cash paid – fiscal 2005	(143)	(224)	(367)

Restructuring reserve as of September 30, 2004	$—	$—	$—

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

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of September 30, 2004, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. Payments, mainly for severance, of $106,000 and $308,000 were made in the quarter and in the six months ended September 30, 2004. As of September 30, 2004, the remaining liability of $94,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2005.

Selected information relating to the Offray restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Facility Exit Costs	Total

Restructuring reserve as of March 31, 2004	$310	$92	$402
Cash paid – fiscal 2005	(216)	(92)	(308)

Restructuring reserve as of September 30, 2004	$94	$—	$94

(4)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office expected to be completed in December 2004. As of September 30, 2004, the Company has communicated termination of employment to 33 employees. Payments for termination costs of $43,000 and $55,000 were made in the quarter and six months ended September 30, 2004, respectively. Payments of $60,000 for contractual obligations were made in the quarter and six months ended September 30, 2004. During the second quarter, the Company increased the restructuring reserve related primarily to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $204,000. This amount is shown in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of September 30, 2004, the remaining liability of $466,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2005. The Company anticipates incurring a total of $1,508,000, including $479,000 for termination costs and $1,029,000 for contractual obligations and facility exit costs, with such additional amounts being expensed over the remainder of fiscal 2005.

Back to Contents

Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

	Termination Costs	Contractual Obligations and Facility Exit Costs	Total

Initial accrual – May 2004	$171	$206	$377
Cash paid – fiscal 2005	(55)	(60)	(115)
Charges to expense – fiscal 2005	204	—	204

Restructuring reserve as of September 30, 2004	$320	$146	$466

On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. The Company has communicated termination of employment to 89 employees. Manufacturing operations will be moved to other locations of the Company and is expected to be completed by March 2005. The Company anticipates incurring a total of $1,433,000, including $231,000 for termination costs and $1,202,000 for facility exit costs, with such amounts being expensed over the remainder of fiscal 2005.

(5)	GOODWILL AND INTANGIBLES:

Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its tradenames are indefinite-lived assets.

In the fourth quarter of fiscal 2004, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no impairment existed.

Included in intangibles assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	September 30, 2004	March 31, 2004

Goodwill	$30,952	$30,952
Tradenames	4,290	4,290
Non-compete and other	302	377

	$35,544	$35,619

Amortization expense was $38,000 and $47,000 for the quarters ended September 30, 2004 and 2003, respectively, and was $75,000 for the six months ended September 30, 2004 and 2003. Based on the current composition of intangibles, amortization expense for each of the succeeding five years is projected to be as follows: six months ending March 31, 2005: $76,000; years ending March 31, 2006: $94,000; 2007: $94,000; 2008: $38,000; and 2009: $0.

Back to Contents

(6)	DEBT ARRANGEMENTS:

On April 23, 2004, the Company’s expiring $100,000,000 revolving credit facility was replaced with a $50,000,000 revolving credit facility with five banks. This facility expires on April 23, 2009. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility currently accrues at (1) the greater of the prime rate minus .5% or the Federal Funds Rate, or (2) LIBOR plus .75%. The revolving credit facility provides for commitment fees of .225% per annum on the daily average of the unused commitment. The loan agreement also contains covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures.

On April 23, 2004, the Company entered into an extension of its expiring $100,000,000 accounts receivable securitization facility during which time it renewed the facility for a five-year period, expiring on July 25, 2009, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. The facility limit now has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Interest on amounts financed under this facility are based on a variable commercial paper rate plus .375% and provides for commitment fees of .225% per annum on the daily average of the unused commitment.

(7)	COMMITMENTS AND CONTINGENCIES:

As described in Item 3 of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2004, a group of six domestic producers of tissue paper products and a labor union filed an anti-dumping duty petition with the U.S. Commerce Department (“Commerce Department”) and the U.S. International Trade Commission (“ITC”) on February 17, 2004. The petitioners are seeking the imposition of duties of 163.36% on certain tissue paper products imported from China. If the petitioners are successful, duties will be imposed on certain tissue paper products that the Company imports from China. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure of the anti-dumping duty proceeding.

(8)	PENSION AND OTHER POSTRETIREMENT OBLIGATIONS:

The Company’s Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal. The plan, acquired as part of the Crystal acquisition on October 18, 2002, was frozen on November 2, 2002 and terminated September 30, 2003. Future benefits to Crystal division employees will be provided by participation in an existing defined contribution profit sharing and 401(k) plan. The Company’s Cleo subsidiary also administers a post-retirement medical plan covering certain employees of the former Crystal division. The plan was frozen to new participants prior to Crystal’s acquisition by the Company.

Back to Contents

The components of net pension and other post-retirement benefit cost are as follows (in thousands):

	Six Months Ended September 30,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

Interest cost	$32	$55	$29	$43
Expected return on plan assets	(74)	(167)	—	—

Benefit cost (credit)	$(42)	$(112)	$29	$43

	Three Months Ended September 30,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

Interest cost	$16	$27	$14	$22
Expected return on plan assets	(37)	(83)	—	—

Benefit cost (credit)	$(21)	$(56)	$14	$22

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 became effective on July 1, 2004 for the Company and, based on management’s review of the benefits provided under its post-retirement plans, the enactment of the Act did not constitute a significant event and the impact of the Act on its post-retirement plan will be recognized on the next measurement date of the plan, which is March 31, 2005. Management does not anticipate that there will be a material impact on its financial condition or results of operations as a result of adopting the provisions of FSP 106-2.

(9)	ACCOUNTING PRONOUNCEMENTS:

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments that were previously presented as equity or as temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 for new or modified financial instruments on June 1, 2003. The adoption of this statement had no impact on the Company’s financial position or results of operations.

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

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company’s business is roughly 75% seasonal (Christmas, Valentines, Easter and Halloween products), with the remainder being everyday product sales. Seasonal products are sold primarily to mass market retailers and the Company typically has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years and there continues to be significant cost pressure in this area as our competitors source certain products overseas and our customers increase direct sourcing from overseas factories. Increasing customer concentration and bargaining power also contribute to price pressure.

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

Our everyday product lines, principally craft, floral and packaging products, have high inherent growth potential due to higher market growth rates, particularly in craft, and to our relatively low current market shares. We have established project teams to pursue top line sales growth in these and other areas.

The Company has experienced cost increases in certain key materials. These increases will impact fiscal 2006 and will require that management either obtains price increases from its customers or finds other means of reducing material costs in the products its sells.

Historically, significant growth at CSS has come through carefully chosen and executed acquisitions. Management anticipates that it will continue this pursuit in the future, as well.

LITIGATION

As described in Item 3 of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2004, a group of six domestic producers of tissue paper products and a labor union filed an anti-dumping duty petition with the U.S. Commerce Department (“Commerce Department”) and the U.S. International Trade Commission (“ITC”) on February 17, 2004. The petitioners are seeking the imposition of duties of 163.36% on certain tissue paper products imported from China. If the petitioners are successful, duties will be imposed on certain tissue paper products that the Company imports from China.

In September 2004, the Commerce Department issued its preliminary determination in the anti-dumping duty proceeding. As a result of this determination, importers of subject products will be required to post bond or a cash deposit upon importation of these products at rates ranging from 9.55% to 163.36%, reflecting the Commerce Department’s estimate of the duties that may be imposed on subject tissue paper products. The actual rates for these duties, if imposed, may be higher or lower, depending on the outcome of the proceedings being carried out by the Commerce Department and the ITC. These proceedings are expected to conclude with the issuance of final determinations by the Commerce Department and the ITC in February 2005 and March 2005, respectively.

Back to Contents

In order to mitigate the effect of any duties that may be imposed as a result of these proceedings, the Company resumed tissue-converting operations at the Company’s previously-closed facility in Maysville, Kentucky, and the Company reduced the volume of its imports from China. However, based on the Commerce Department’s preliminary determination, the Company will be required to post bond or a cash deposit at the rate of 125.58% with respect to certain tissue paper products imported or to be imported by the Company from and after June 23, 2004. If duties are ultimately imposed, the Company estimates that the impact on its earnings for the fiscal year ending March 31, 2005 will be in the range of approximately $0.02 to $0.15 per diluted share. The Company is vigorously contesting the imposition of these duties. The Company is developing additional alternative sourcing arrangements intended to avoid duties on imported tissue in the future.

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

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Sales for the six months ended September 30, 2004 decreased 3% to $231,266,000 from $237,452,000 in 2003 primarily due to the absence of sales related to a product line which was sold in July of 2003, and lower sales of ribbons and bows, which is substantially due to timing of shipments compared to a year ago. This sales decline was partially offset by higher sales of Christmas boxed greetings cards.

Cost of sales, as a percentage of sales, was 73% in 2004 and 2003. The decrease in cost of sales of $5,661,000, or 3%, is a result of lower sales of ribbons and bows partially offset by the higher volume of Christmas card sales.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 19% in 2004 and 2003. The decrease in SG&A expenses of $1,225,000, or 3%, over the prior year six months is the result of successful integration savings related to recent acquisitions partially offset by costs incurred related to the Minneapolis restructuring plan.

Interest expense, net was $1,126,000 in 2004 and $1,689,000 in 2003.The decrease in interest expense was primarily due to lower borrowing levels as a result of the cash generated from operations and improved management of working capital, partially offset by higher interest rates.

Back to Contents

Income taxes, as a percentage of income before taxes, were 36% in 2004 and 2003.

Net income for the six months ended September 30, 2004 was $11,206,000, or $.89 per diluted share compared to $10,177,000, or $.83 per diluted share in 2003. The increase in net income is primarily attributable to higher margins, integration savings and lower interest expense, partially offset by the impact of lower sales and restructuring costs related to the Minneapolis restructuring plan.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Sales for the quarter ended September 30, 2004 increased 1% to $181,711,000 from $179,162,000 in 2003 primarily as a result of higher sales of certain Christmas products, partially offset by lower sales of ribbons and bows, which is substantially due to the timing of shipments compared to the same quarter in the prior year.

Cost of sales, as a percentage of sales, was 73% in 2004 and 2003. The increase in cost of sales of $1,439,000, or 1%, is primarily due to the increase in sales.

SG&A expenses, as a percentage of sales, were 14% in 2004 and 2003. The decrease in SG&A expenses of $322,000, or 1%, over the prior year quarter is attributable to the achievement of integration savings related to recently acquired businesses partially offset by restructuring costs incurred in the second quarter ended September 30, 2004.

Interest expense, net was $709,000 in 2004 and $984,000 in 2003. The decrease in interest expense was primarily due to lower borrowing levels partially offset by higher interest rates.

Income taxes, as a percentage of loss before taxes, were 36% in 2004 and 2003.

Net income for the three months ended September 30, 2004 was $15,613,000, or $1.24 per diluted share compared to $14,216,000, or $1.15 per diluted share in 2003. The increase in net income is primarily attributable to the impact of higher sales and integration savings, partially offset by restructuring costs incurred during the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had working capital of $198,756,000 and stockholders’ equity of $256,189,000. The increase in accounts receivable from March 31, 2004 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2004 reflected the normal seasonal inventory build necessary for the fiscal 2005 shipping season. The increase in stockholders’ equity was primarily attributable to the year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with approximately 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $50,000,000 revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2004, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and $37,880,000 outstanding under the Company’s short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for the foreseeable future.

Back to Contents

As of September 30, 2004, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Short-term debt	$37,880	$—	$—	$—	$37,880
Capital lease obligations	335	56	—	—	391
Operating leases	7,576	7,149	3,250	1,668	19,643
Long-term debt	—	20,000	20,000	10,000	50,000
Other long-term obligations	183	603	86	2,824	3,696

	$45,974	$27,808	$23,336	$14,492	$111,610

Other long-term obligations consist primarily of medical postretirement liabilities and deferred compensation arrangements. Future timing of payments other long-term obligations represent management’s best estimate.

As of September 30, 2004, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Letters of credit	$7,003	$—	$—	$—	$7,003

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

Back to Contents

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2004 has not materially changed from March 31, 2004 (See Item 7A of the Annual Report on Form 10-K).

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, with the participation of the Company’s management, the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and procedures.

(b)	Changes in Internal Controls. The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As described in Item 3 of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2004, a group of six domestic producers of tissue paper products and a labor union filed an anti-dumping duty petition with the U.S. Commerce Department (“Commerce Department”) and the U.S. International Trade Commission (“ITC”) on February 17, 2004. The petitioners are seeking the imposition of duties of 163.36% on certain tissue paper products imported from China. If the petitioners are successful, duties will be imposed on certain tissue paper products that the Company imports from China.

In September 2004, Commerce Department issued its preliminary determination in the anti-dumping duty proceeding. As a result of this determination, importers of subject products will be required to post bond or a cash deposit upon importation of these products at rates ranging from 9.55% to 163.36%, reflecting the Commerce Department’s estimate of the duties that may be imposed on subject tissue paper products. The actual rates for these duties, if imposed, may be higher or lower, depending on the outcome of the proceedings being carried out by the Commerce Department and the ITC. These proceedings are expected to conclude with the issuance of final determinations by the Commerce Department and the ITC in February 2005 and March 2005, respectively.

In order to mitigate the effect of any duties that may be imposed as a result of these proceedings, the Company resumed tissue-converting operations at the Company’s previously-closed facility in Maysville, Kentucky, and the Company reduced the volume of its imports from China. However, based on the Commerce Department’s preliminary determination, the Company will be required to post bond or a cash deposit at the rate of 125.58% with respect to certain tissue paper products imported or to be imported by the Company from and after June 23, 2004. If duties are ultimately imposed, the Company estimates that the impact on its earnings for the fiscal year ending March 31, 2005 will be in the range of $0.02 to $0.15 per diluted share. The Company is vigorously contesting the imposition of these duties. The Company is developing additional alternative sourcing arrangements intended to avoid duties on imported tissue in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

As of September 30, 2004, the Company had repurchased 6,232,576 shares of CSS common stock, consisting of the shares repurchased pursuant to the repurchase program described below and an additional 1,650,000 shares (on a split-adjusted basis) purchased on June 24, 2002 from the Company’s Chairman, members of his family and a trust for members of his family. A total of 128,400 shares were repurchased at an average price of $31.67, in the second quarter of fiscal 2005. As of September 30, 2004, there remained an outstanding authorization to repurchase 517,424 shares of outstanding CSS common stock as represented in the table below.

Back to Contents

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 through July 31, 2004	64,600	$33.55	64,600	581,224
August 1 through August 31, 2004	37,700	$30.16	37,700	543,524
September 1 through September 30, 2004	26,100	$30.41	26,100	517,424

Total Second Quarter	128,400	$31.67	128,400	517,424

(1)	The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of September 30, 2004 was 4,582,576 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

(2)	All open market share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of the registrant was held on August 4, 2004.

(b)	The following were elected to serve as Directors of the registrant until the next annual meeting and until their successors shall be elected and qualify:

	SHARES OF VOTING STOCK (1)

	FOR	WITHHELD

James H. Bromley	9,835,596	1,008,536
Stephen V. Dubin	9,929,682	914,450
David J. M. Erskine	9,955,181	888,951
Jack Farber	9,954,994	889,138
Leonard E. Grossman	10,005,082	839,050
James E. Ksansnak	9,913,691	930,441
Rebecca C. Matthias	9,926,336	917,796
Michael L. Sanyour	9,913,691	930,441

(c)	The results of the vote of the stockholders on the proposal to approve the CSS Industries, Inc. 2004 Equity Compensation Plan was as follows:

For	6,002,910
Against	3,298,698
Abstain	590,820

(d)	The results of the vote of the stockholders as to the proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 25,000,000 shares was as follows:

For	10,693,330
Against	150,433
Abstain	369

Back to Contents

Item 6.	Exhibits

	Exhibit 3.1	Amendment to Restated Certificate of Incorporation filed August 4, 2004.

	Exhibit 3.2	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004).

	Exhibit 10.1	Amended and Restated Loan Agreement dated April 23, 2004.

	Exhibit 10.2	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003.

	Exhibit 10.3	Third Amendment to Purchase and Sale Agreement dated June 1, 2004.

	Exhibit 10.4	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003.

	Exhibit 10.5	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004.

	Exhibit 10.6	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004.

	Exhibit 10.7	CSS Industries, Inc. 2004 Equity Compensation Plan.

	Exhibit 10.8	First Amendment to Note Purchase Agreements dated October 27, 2004.

	Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: November 8, 2004	By:	/s/ David J. M. Erskine

David J. M. Erskine
President and Chief
Executive Officer

Date: November 8, 2004	By:	/s/ Clifford E. Pietrafitta

Clifford E. Pietrafitta
Vice President – Finance,
Chief Financial Officer and
Principal Accounting Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.

3.1	Amendment to Restated Certificate of Incorporation filed August 4, 2004.

3.2	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004).

10.1	Amended and Restated Loan Agreement dated April 23, 2004.

10.2	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003.

10.3	Third Amendment to Purchase and Sale Agreement dated June 1, 2004.

10.4	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003.

10.5	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004.

10.6	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004.

10.7	CSS Industries, Inc. 2004 Equity Compensation Plan.

10.8	First Amendment to Note Purchase Agreements dated October 27, 2004.

31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.