Form 10-Q
period 2004-12-31
CSS INDUSTRIES INC
filed 2005-01-26
CIK 20629

Click here to Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.
20549

FORM 10-Q

For the Quarter Ended December 31, 2004	Commission file number 1-2661

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its Charter)

Delaware	13-1920657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1845 Walnut Street, Philadelphia, PA	19103

(Address of principal executive offices)	(Zip Code)

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

Yes                                No

As of January 25, 2005, there were 11,977,799 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

(In thousands, except per share data)	2004	2003	2004	2003

SALES	$247,169	$247,394	$478,435	$484,846

COSTS AND EXPENSES
Cost of sales	184,656	176,443	353,270	350,718
Selling, general and administrative expenses	24,221	27,048	68,984	73,036
Interest expense, net	906	1,185	2,032	2,874
Other expense (income), net	49	192	(643)	(310)

	209,832	204,868	423,643	426,318

INCOME BEFORE INCOME TAXES	37,337	42,526	54,792	58,528
INCOME TAX EXPENSE	13,366	15,129	19,615	20,954

NET INCOME	$23,971	$27,397	$35,177	$37,574

NET INCOME PER COMMON SHARE
Basic	$2.01	$2.31	$2.95	$3.20

Diluted	$1.91	$2.18	$2.79	$3.05

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,952	11,841	11,929	11,730

Diluted	12,523	12,592	12,607	12,335

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.10	$.08	$.30	$.227

COMPREHENSIVE INCOME
Net income	$23,971	$27,397	$35,177	$37,574
Change in fair value of interest rate swap agreements, net	—	149	—	269
Foreign currency translation adjustment	(8)	—	(3)	17

Comprehensive income	$23,963	$27,546	$35,174	$37,860

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	December 31, 2004	March 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,845	$93,191
Accounts receivable, net	214,715	40,460
Inventories	81,652	94,459
Deferred income taxes	7,491	7,937
Other current assets	13,719	12,987

Total current assets	336,422	249,034

PROPERTY, PLANT AND EQUIPMENT, NET	77,681	81,193

OTHER ASSETS
Intangible assets, net	35,506	35,619
Other	4,852	4,551

Total other assets	40,358	40,170

Total assets	$454,461	$370,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$19,000	$—
Current portion of long-term debt	10,000	—
Other current liabilities	95,609	61,221

Total current liabilities	124,609	61,221

LONG-TERM DEBT, NET OF CURRENT PORTION	40,000	50,251

LONG-TERM OBLIGATIONS	3,602	3,631

DEFERRED INCOME TAXES	6,451	6,142

STOCKHOLDERS’ EQUITY	279,799	249,152

Total liabilities and stockholders’ equity	$454,461	$370,397

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,

(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$35,177	$37,574

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	10,451	10,252
Provision for doubtful accounts	260	917
Deferred tax provision	755	439
(Gain) loss on sale of assets	(120)	255
Compensation expense related to stock options	165	—
Changes in assets and liabilities:
Increase in accounts receivable	(174,515)	(168,711)
Decrease in inventory	12,807	28,230
Increase in other assets	(1,133)	(662)
Increase in other current liabilities	36,109	28,663

Total adjustments	(115,221)	(100,617)

Net cash (used for) operating activities	(80,044)	(63,043)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,905)	(10,551)
Proceed from sale of assets	223	3,702

Net cash (used for) investing activities	(6,682)	(6,849)

Cash flows from financing activities:
Payments on long-term obligations	(49)	(172)
Borrowings on notes payable	141,745	188,795
Repayments on notes payable	(122,745)	(159,815)
Dividends paid	(4,778)	(2,668)
Payment of fractional shares related to 3 for 2 stock split	—	(2)
Purchase of treasury stock	(6,815)	—
Proceeds from exercise of stock options	5,025	3,914

Net cash provided by financing activities	12,383	30,052

Effect of exchange rate changes on cash	(3)	17

Net (decrease) in cash and cash equivalents	(74,346)	(39,823)
Cash and cash equivalents at beginning of period	93,191	51,981

Cash and cash equivalents at end of period	$18,845	$12,158

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation -

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations.  In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the latest Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Reclassification -

Certain prior period amounts have been reclassified to conform with the current period presentation.

Foreign Currency Translation and Transactions -

Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other expense (income), net in the consolidated statements of operations.

Back to Index

Use of Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas.  Such estimates pertain to the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting and resolution of litigation and proceedings regarding the possible imposition of duties on tissue products. Actual results could differ from those estimates.

Inventories -

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt with regard to in-transit inventory of overseas product.  The Company adjusts unsaleable and slow-moving inventory to its net realizable value.  Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market.  The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market.  Inventories consisted of the following (in thousands):

	December 31, 2004	March 31, 2004

Raw material	$23,687	$17,878
Work-in-process	19,168	27,363
Finished goods	38,797	49,218

	$81,652	$94,459

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

Back to Index

	Three Months Ended December 31,		Nine Months Ended December 31,

(in thousands, except per share data)	2004	2003	2004	2003

Net income, as reported	$23,971	$27,397	$35,177	$37,574
Add: Total stock-based employee compensation expense included in the determination of net income, as reported	—	—	165	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(746)	(567)	(2,040)	(1,702)

Pro forma net income	$23,225	$26,830	$33,302	$35,872

Net income per share:
Basic - as reported	$2.01	$2.31	$2.95	$3.20
Basic - pro forma	$1.94	$2.27	$2.79	$3.06
Diluted - as reported	$1.91	$2.18	$2.79	$3.05
Diluted - pro forma	$1.87	$2.12	$2.65	$2.93

Net Income Per Common Share -

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the three and nine months ended December 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Numerator:
Net income	$23,971	$27,397	$35,177	$37,574

Denominator:
Weighted average shares outstanding for basic income per common share	11,952	11,841	11,929	11,730
Effect of dilutive stock options	571	751	678	605

Adjusted weighted average shares outstanding for diluted income per common share	12,523	12,592	12,607	12,335

Basic net income per common share	$2.01	$2.31	$2.95	$3.20
Diluted net income per common share	$1.91	$2.18	$2.79	$3.05

Statements of Cash Flows -

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

Back to Index

(2)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations.  Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts.  Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions.  As of December 31, 2004, the notional amount of open foreign currency forward contracts was $20,799,000 and the related loss was $1,453,000.

In 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates.  These agreements involved the Company receiving variable rate payments in exchange for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount.  Variable rate payments were based on one month U.S. dollar LIBOR.  There were no interest rate swap contracts outstanding during the quarter or nine months ended December 31, 2004.  During the quarter and nine months ended December 31, 2003, interest rate differentials paid under these agreements were recognized as adjustments to interest expense and amounted to $235,000 and $435,000, respectively.

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

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company restructured its business to integrate the acquired entity with its current businesses.  In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for $3,525,000 in July 2003, and closed Crystal’s primary manufacturing facility in Maysville, Kentucky.  A separate administration building in Middletown, Ohio also closed in March 2004.  The Company recorded a restructuring reserve of $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees.  Uncommitted restructuring accruals related to the closing of the Maysville facility were reversed against goodwill in the fourth quarter of fiscal 2004.  There were no payments made in the quarter ended December 31, 2004.  Payments of $367,000 (including $143,000 for severance costs) were made in the nine months ended December 31, 2004.  During the first quarter of fiscal 2005, the Company reopened the Maysville facility in response to the filing of an anti-dumping petition related to tissue products manufactured in China.

Back to Index

Selected information relating to the Crystal restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Facility Exit Costs	Total

Restructuring reserve as of March 31, 2004	$143	$224	$367
Cash paid – fiscal 2005	(143)	(224)	(367)

Restructuring reserve as of December 31, 2004	$—	$—	$—

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

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities.  As of December 31, 2004, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees.  Payments, mainly for severance, of  $17,000 and $233,000 were made in the quarter and in the nine months ended December 31, 2004.  These payments represent the final severance payments.  During the third quarter ended December 31, 2004, there was a reduction in the restructuring accrual of $77,000 related to severance costs that were less than originally estimated as certain employees under the plan did not receive the expected amount of severance.  There was a corresponding reduction in property, plant and equipment for this amount.

Selected information relating to the Offray restructuring reserve follows (in thousands):

	Severance	Contractual Obligations and Facility Exit Costs	Total

Restructuring reserve as of March 31, 2004	$310	$92	$402
Cash paid – fiscal 2005	(233)	(92)	(325)
Non cash reduction – fiscal 2005	(77)	—	(77)

Restructuring reserve as of December 31, 2004	$—	$—	$—

(4)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota.  This restructuring was established in order to gain efficiencies within the business unit.  As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office expected to be completed in December 2004.  As of December 31, 2004, the Company has communicated termination of employment to 33 employees.  Payments for termination costs of $243,000 and $298,000 were made in the quarter and nine months ended December 31, 2004, respectively.  Payments for contractual obligations of $37,000 and $97,000 were made in the quarter and nine months ended December 31, 2004, respectively.

Back to Index

During the third quarter and in the nine months ended December 31, 2004, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $96,000 and $300,000, respectively.  Additionally, during the third quarter there was an increase in the restructuring reserve related to unutilized office space in the amount of $83,000.  These amounts are shown in selling, general and administrative expenses in the accompanying consolidated statement of operations.  As of December 31, 2004, the remaining liability of $365,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2005. The Company anticipates incurring a total of $1,373,000, including $479,000 for termination costs and $894,000 for contractual obligations and facility exit costs, with such additional amounts being expensed over the remainder of fiscal 2005.

Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

	Termination Costs	Contractual Obligations and Facility Exit Costs	Total

Initial accrual - May 2004	$171	$206	$377
Cash paid – fiscal 2005	(298)	(97)	(395)
Charges to expense – fiscal 2005	300	83	383

Restructuring reserve as of December 31, 2004	$173	$192	$365

On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama.  As of December 31, 2004, the Company has communicated termination of employment to 89 employees.  Manufacturing operations will be moved to other locations of the Company and is expected to be completed by March 2005.  As part of this restructuring plan, the Company accrued $206,000 for severance costs.  There were no payments of severance made during the third quarter and as of December 31, 2004, this liability was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2005.  The Company anticipates incurring a total of $1,417,000, including $246,000 for termination costs and $1,171,000 for facility exit costs, with such amounts being expensed over the remainder of fiscal 2005.

(5)	GOODWILL AND INTANGIBLES:

Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased.  The Company determined that its tradenames are indefinite-lived assets.

The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets in the fourth quarter of its fiscal year.

Back to Index

Included in intangibles assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	December 31, 2004	March 31, 2004

Goodwill	$30,952	$30,952
Tradenames	4,290	4,290
Non-compete and other	264	377

	$35,506	$35,619

Amortization expense was $38,000 for the quarters ended December 31, 2004 and 2003 and was $113,000 for the nine months ended December 31, 2004 and 2003.  Based on the current composition of intangibles, amortization expense for each of the succeeding five years is projected to be as follows: three months ending March 31, 2005: $38,000; years ending March 31, 2006: $94,000; 2007: $94,000; 2008: $38,000; and 2009: $0.

(6)	DEBT ARRANGEMENTS:

On April 23, 2004, the Company’s $100,000,000 revolving credit facility was replaced with a $50,000,000 revolving credit facility with five banks.  This new facility expires on April 23, 2009.  The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense.  At the Company’s option, interest on the facility currently accrues at (1) the greater of the prime rate minus .5% or the Federal Funds Rate, or (2) LIBOR plus .75%.  The revolving credit facility provides for commitment fees of .225% per annum on the daily average of the unused commitment.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures.

On April 23, 2004, the Company entered into an extension of its $100,000,000 accounts receivable securitization facility during which time it renewed the facility for a five-year period, expiring on July 25, 2009, although it may terminate prior to such date in the event of the termination of the commitments of the facility’s back-up purchasers.  The facility limit now has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods.  Interest on amounts financed under this facility are based on a variable commercial paper rate plus .375% and provides for commitment fees of .225% per annum on the daily average of the unused commitment.

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

In September 2004, the Commerce Department issued its preliminary determination in the anti-dumping duty investigation on certain tissue paper products imported from China.  As a result of this determination, the Company and other importers are required to post bond or a cash deposit upon importation of these products at rates reflecting the Commerce Department’s estimate of the duties that may be imposed on these products.  In November 2004 and January 2005, the Commerce Department

Back to Index

denied requests to reduce these deposit rates pending the issuance of its final determination.  The actual amount of the duties, if imposed, may be higher or lower than the deposit rates, depending on the final determinations of the Commerce Department and the ITC, which are expected to be issued in February 2005 and March 2005, respectively, and any reviews that may be undertaken by the Commerce Department thereafter.  The Company’s exposure is estimated to be in the range of approximately $.03 to $.16 per diluted share.  The Company is vigorously contesting the imposition of these duties, however given the preliminary determinations of the Commerce Department and the ITC, the Company has fully established a pre-tax reserve for its estimated maximum exposure of $3,100,000, or $.16 per share, in the quarter ended December 31, 2004.

In order to mitigate the effect of any duties that may be imposed as a result of these proceedings, the Company resumed tissue-converting operations at the Company’s previously-closed facility in Maysville, Kentucky, and developed alternative sourcing arrangements.

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

The components of net pension and other post-retirement benefit cost are as follows (in thousands):

	Nine Months Ended December 31,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

Interest cost	$48	$83	$44	$64
Expected return on plan assets	(111)	(251)	—	—

Benefit cost (credit)	$(63)	$(168)	$44	$64

	Three Months Ended December 31,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

Interest cost	$16	$28	$15	$21
Expected return on plan assets	(37)	(84)	—	—

Benefit cost (credit)	$(21)	$(56)	$15	$21

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”).  FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits.  FSP 106-2 became effective on July 1, 2004 for the Company and, based on management’s review of the benefits provided under its post-retirement plans, the enactment of the Act did not constitute a significant event and the impact of the Act on its post-retirement plan will be recognized on the next measurement date of the plan, which is March 31, 2005.  Management does not anticipate that there will be a material impact on its financial condition or results of operations as a result of adopting the provisions of FSP 106-2.

Back to Index

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not yet assessed the impact of this statement on the Company’s financial position or results of operations.

Back to Index

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the APB Opinion No. 29 exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Commercial substance exists if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision to SFAS 123, “Accounting for Stock-Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method.  The provisions of this statement are effective as of the first interim reporting period beginning after June 15, 2005 (period ending September 30, 2005).  Reference is made to footnote No. 1, Summary of Significant Accounting Policies, for the SFAS No. 123 impact on net income and net income per share.

Back to Index

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

The Company has experienced cost increases in certain key materials.  These increases will impact fiscal 2006 and will require that management either obtain price increases from its customers or find other means of reducing material costs in the products its sells.

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

In September 2004, the Commerce Department issued its preliminary determination in the anti-dumping duty investigation on certain tissue paper products imported from China.  As a result of this determination, the Company and other importers are required to post bond or a cash deposit upon importation of these products at rates reflecting the Commerce Department’s estimate of the duties that may be imposed on these products.  In November 2004 and January 2005, the Commerce Department denied requests to reduce these deposit rates pending the issuance of its final determination.  The actual amount of the duties, if imposed, may be higher or lower than the deposit rates, depending on the final determinations of the Commerce Department and the ITC, which are expected to be issued in February 2005 and March 2005, respectively, and any reviews that may be undertaken by the Commerce Department thereafter.  The Company’s exposure is estimated to be in the range of approximately $.03 to $.16 per diluted share.  The Company is vigorously contesting the imposition of these duties, however given the preliminary

Back to Index

determinations of the Commerce Department and the ITC, the Company has fully established a pre-tax reserve for its estimated maximum exposure of $3,100,000, or $.16 per share, in the quarter ended December 31, 2004.

In order to mitigate the effect of any duties that may be imposed as a result of these proceedings, the Company resumed tissue-converting operations at the Company’s previously-closed facility in Maysville, Kentucky, and developed alternative sourcing arrangements.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K.  Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas.  Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and resolution of litigation and proceedings regarding the possible imposition of duties on tissue products.

RESULTS OF OPERATIONS

Seasonality

The seasonal nature of CSS’ business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Sales for the nine months ended December 31, 2004 decreased 1% to $478,435,000 from $484,846,000 in 2003 primarily due to lower sales of ribbons and bows, the absence of sales related to a product line which was sold in July of 2003 and the later timing of Valentine shipments to a major customer which pushed sales into the fourth quarter.  This sales decline was partially offset by higher sales of Christmas and everyday boxed greeting cards.

Cost of sales, as a percentage of sales, was 74% in 2004 and 72% in 2003.  The increase in cost of sales is substantially due to lower gross margins caused by our establishment of a reserve of $3,100,000 for duties that may be imposed on imported tissue products, higher freight costs and higher material costs, particularly paper based and polypropylene based raw materials.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 14% in 2004 and 15% in 2003.  The decrease in SG&A expenses of $4,052,000, or 6%, over the prior year nine months is primarily due to lower compensation costs and integration savings related to recent acquisitions, partially offset by costs incurred related to the Minneapolis restructuring plan and incremental costs related to compliance with Section 404 of the Sarbanes-Oxley Act (“SOX 404”) requirements.

Interest expense, net was $2,032,000 in 2004 and $2,874,000 in 2003.  The decrease in interest expense was primarily due to lower borrowing levels as a result of the cash generated from operations and

Back to Index

improved management of working capital, partially offset by higher interest rates.

Income taxes, as a percentage of income before taxes, were 36% in 2004 and 2003.

Net income for the nine months ended December 31, 2004 was $35,177,000, or $2.79 per diluted share compared to $37,574,000, or $3.05 per diluted share in 2003.  The decrease in net income is primarily attributable to lower sales and margins, partially offset by reduced compensation costs, integration savings and lower interest expense.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales for the quarter ended December 31, 2004 of $247,169,000 were flat compared to prior year sales of $247,394,000 primarily as a result of the later timing of Valentine shipments to a major customer which pushed sales into the fourth quarter and lower sales of gift wrap, tissue products and ribbons and bows.  This sales decline was largely offset by higher sales of Christmas and everyday boxed greeting cards.

Cost of sales, as a percentage of sales, was 75% in 2004 and 71% in 2003.  The increase in cost of sales is primarily a result of lower gross margins caused by our establishment of a reserve of $3,100,000 for duties that may be imposed on imported tissue products, higher freight costs and higher material costs, particularly paper based and polypropylene based raw materials.

SG&A expenses, as a percentage of sales, were 10% in 2004 and 11% in 2003.  The decrease in SG&A expenses of $2,827,000, or 10%, over the prior year quarter is attributable to the result of lower compensation costs and integration savings related to recent acquisitions, partially offset by costs incurred related to the Minneapolis restructuring plan and incremental costs related to compliance with SOX 404 requirements.

Interest expense, net was $906,000 in 2004 and $1,185,000 in 2003.  The decrease in interest expense was primarily due to lower borrowing levels, partially offset by higher interest rates.

Income taxes, as a percentage of loss before taxes, were 36% in 2004 and 2003.

Net income for the three months ended December 31, 2004 was $23,971,000, or $2.01 per diluted share compared to $27,397,000, or $2.18 per diluted share in 2003.  The decrease in net income is primarily attributable to the impact of lower sales and margins, partially offset by lower compensation costs and acquisition integration savings.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had working capital of $211,813,000 and stockholders’ equity of $279,799,000.  The increase in accounts receivable from March 31, 2004 reflected seasonal billings of current year Christmas accounts receivables, net of current year collections.   The decrease in inventories reflected normal seasonal shipments during the fiscal 2005 shipping season.  The increase in other current liabilities was due to increased accruals for income taxes, sales commissions, royalties and employee benefits.  The increase in stockholders’ equity was primarily attributable to the year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements.  Historically, most revenues are seasonal with approximately 80% of sales generated in the second and third quarters.  Payment for Christmas related products is usually not received

Back to Index

until after the holiday selling season in accordance with general industry practice.  As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $50,000,000 revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper.  In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005.  These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility.  At December 31, 2004, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and $19,000,000 outstanding under the Company’s short-term credit facilities.  Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of December 31, 2004, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Short-term debt	$19,000	$—	$—	$—	$19,000
Capital lease obligations	307	—	—	—	307
Operating leases	7,093	9,715	7,098	2,974	26,880
Long-term debt	10,000	20,000	20,000	0	50,000
Other long-term obligations	230	1,149	86	2,367	3,832

	$36,630	$30,864	$27,184	$5,341	$100,019

Other long-term obligations consist primarily of medical postretirement liabilities and deferred compensation arrangements.  Future timing of payments for other long-term obligations represent management’s best estimate.

As of December 31, 2004, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Letters of credit	$11,312	$—	$—	$—	$11,312

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

Back to Index

ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” and SFAS No. 123(R), “Share-Based Payment.”  See the notes to the consolidated financial statements for information concerning the Company’s implementation and impact of these standards.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt.  The Company does not enter into contracts for trading purposes and does not use leveraged instruments.  The market risks associated with debt obligations and other significant instruments as of December 31, 2004 has not materially changed from March 31, 2004 (See Item 7A of the Annual Report on Form 10-K).

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

(b)
Changes in Internal Controls.  The evaluation referred to above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

In September 2004, the Commerce Department issued its preliminary determination in the anti-dumping duty investigation on certain tissue paper products imported from China.  As a result of this determination, the Company and other importers are required to post bond or a cash deposit upon importation of these products at rates reflecting the Commerce Department’s estimate of the duties that may be imposed on these products.  In November 2004 and January 2005, the Commerce Department denied requests to reduce these deposit rates pending the issuance of its final determination.  The actual amount of the duties, if imposed, may be higher or lower than the deposit rates, depending on the final determinations of the Commerce Department and the ITC, which are expected to be issued in February 2005 and March 2005, respectively, and any reviews that may be undertaken by the Commerce Department thereafter.  The Company’s exposure is estimated to be in the range of approximately $.03 to $.16 per diluted share.  The Company is vigorously contesting the imposition of these duties, however given the preliminary determinations of the Commerce Department and the ITC, the Company has fully established a pre-tax reserve for its estimated maximum exposure of $3,100,000, or $.16 per share, in the quarter ended December 31, 2004.

In order to mitigate the effect of any duties that may be imposed as a result of these proceedings, the Company resumed tissue-converting operations at the Company’s previously-closed facility in Maysville, Kentucky, and developed alternative sourcing arrangements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

As of December 31, 2004, the Company repurchased 6,240,276 shares of CSS common stock, consisting of the shares repurchased pursuant to the repurchase program described below and an additional 1,650,000 shares (on a split-adjusted basis) purchased on June 24, 2002 from the Company’s Chairman, members of his family and a trust for members of his family.  A total of 7,700 shares were repurchased at an average price of $31.64, in the third quarter of fiscal 2005.  As of December 31, 2004, there remained an outstanding authorization to repurchase 509,724 shares of outstanding CSS common stock as represented in the table below.

Back to Index

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1 through October 31, 2004	7,700	$31.64	7,700	509,724
November 1 through November 30, 2004	—	—	—	509,724
December 1 through December 31, 2004	—	—	—	509,724

Total Second Quarter	7,700	$31.64	7,700	509,724

(1)
The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”).  Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares).  As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares.  The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of December 31, 2004 was 4,590,276 on a split-adjusted basis.  An expiration date has not been established for the Repurchase Program.

(2)	All open market share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6.	Exhibits

Exhibit 10.1 Employment Agreement dated as of December 1, 2004 between CSS Industries, Inc. and Richard L. Morris.

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

Back to Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.

(Registrant)

Date: January 26, 2005	By:	/s/ DAVID J. M. ERSKINE

David J. M. Erskine President and Chief Executive Officer

Date: January 26, 2005	By:	/s/ CLIFFORD E. PIETRAFITTA

Clifford E. Pietrafitta Vice President – Finance, Chief Financial Officer and Principal Accounting Officer

Back to Index

EXHIBIT INDEX

Exhibit No.

10.1	Employment Agreement dated as of December 1, 2004 between CSS Industries, Inc. and Richard L. Morris.

31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.