Form 10-K
period 2005-03-31
CSS INDUSTRIES INC
filed 2005-06-01
CIK 20629

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

Commission File Number 1-2661

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter);

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

Back to Contents

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

     Yes  X            No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $277,843,551. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2004, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “CSS SECURITY OWNERSHIP” in the Proxy Statement to be filed by the registrant for its 2005 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 25, 2005, there were outstanding 10,432,047 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12, 13 and 14).

      (Page 2 of Cover Page)

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2005
INDEX

Back to Contents

[THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Contents

Part I

Item 1. Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement and sale to mass market retailers of seasonal and social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS’ product breadth, product innovation, creative design, manufacturing and packaging flexibility, product sourcing expertise, product quality, category knowledge and customer service are key to sustaining the Company’s market leadership position. A substantial portion of CSS’ products are manufactured, packaged and warehoused in seventeen North American facilities, with the remainder purchased primarily from manufacturers in the Far East and Mexico. The Company’s products are sold to its customers by national and regional account managers and by a network of independent manufacturers’ representatives. The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick”), and Cleo Inc (“Cleo”).

In recent years, CSS has completed several acquisitions of companies that have been complementary to its existing businesses. During March 2002, Berwick completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. (“Offray”) which manufactures and sells decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications. During October 2002, Cleo acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) which is a leading designer, manufacturer and distributor of consumer convenience gift wrap and tissue products.

The Company has experienced growth through a combination of acquisitions and the improvement of existing operations. The Company’s goal is to continue to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

The Company’s Internet address is www.cssindustries.com. On its website, the following filings are posted as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company’s website are available free of charge. In addition, the Nominating and Governance Committee, the Human Resources Committee and the Audit Committee each have a charter that sets forth the committee’s role and responsibilities. All of these charters are available on the Company’s website. The Board has also adopted its Corporate Governance Principles, its Employees Code of Ethics and Internal Disclosure Procedures and its Directors Code of Business Conduct and Ethics, copies of which are also available on the Company’s website. This information is available in print to any stockholder who requests it.

Principal Products CSS designs, manufactures and distributes a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, decorative tissue paper, paper and vinyl decorations, decorative ribbons and bows and décor. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s1 brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets all occasion boxed greeting cards, decorative ribbons and bows and craft items to its mass market, craft retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through the mass market, school supply distributors and direct-to-retail teachers’ stores.

CSS manufactures and warehouses its products in seventeen facilities located in Pennsylvania, Maryland, South Carolina, Tennessee, Texas, Ohio and Kentucky. Boxed greeting cards, gift tags, paper and vinyl decorations and classroom exchange Valentine products are domestically produced and warehoused in four

Back to Contents

facilities in central and northeastern Pennsylvania. Some of these products are also imported from Asian manufacturers. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Halloween make-up and Easter egg dye products are manufactured to specific proprietary formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. These products share a distribution facility in northeastern Pennsylvania with Christmas products of the Company. Ribbons and bows are manufactured and warehoused in nine facilities located in northeastern Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically and sourced from Mexico, the Far East and Latin America. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles. Manufacturing of gift wrap, including web printing, finishing, rewinding and packaging is performed in one facility in Memphis, Tennessee. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis. Tissue products are either sourced from international sources or converted from raw stock into packaged goods at our Maysville, Kentucky facility. Tissue and gift bag products are primarily distributed from a facility in Hamilton, Ohio. Other products, designed to the specifications of CSS, are imported primarily from Pacific Rim manufacturers.

Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, inside sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass merchandise retailers, warehouse clubs, drug and food chains, independent card shops and retail teachers’ stores. Net sales to Wal-Mart Stores, Inc. and Target Corporation accounted for approximately 26% and 11%, respectively, during fiscal 2005. No other customer accounted for 10% or more of the Company’s net sales. CSS’ revenues are primarily seasonal with approximately 60% of sales related to the Christmas season and the remaining sales relating to the Halloween, Easter and Valentine’s Day seasons and everyday product sales. Seasonal products are generally designed and marketed beginning up to eighteen to twenty months before the holiday event and manufactured during an eight to ten month production cycle. With such long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. In general, CSS products are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through inside sales representatives or independent manufacturers representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers.

Due to the ever increasing competitive retail environment, CSS plays a crucial role in helping the retailer develop programs to meet revenue objectives while appealing to consumers’ tastes. These objectives are met through the development and manufacture of custom configured and designed products and programs. CSS’ years of experience in program development and product quality are key competitive advantages in helping retailers meet their objectives.

Competition CSS’ principal competitor in Christmas products is Plus Mark, Inc. (a subsidiary of American Greetings Corporation). Image Arts Inc., a subsidiary of Hallmark Cards, Inc., is also a competitor in the boxed greeting card business. CSS competes, to a limited extent, with other product offerings of Hallmark Cards, Inc. and American Greetings Corporation. These competitors are larger and have greater resources than the Company. In addition, CSS also competes with various domestic and foreign companies in each of its other product offerings.

Back to Contents

CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on price, timely delivery, creative design and the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS’ product driven focus combined with consistent service levels allows it to compete effectively in its core markets.

Employees

At May 25, 2005, approximately 2,800 persons were employed by CSS (increasing to approximately 3,800 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 900 employees as of May 25, 2005, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

The Company believes that relationships with its employees are generally good. However, the term of the collective bargaining agreement between the Company’s Cleo subsidiary and the labor union representing approximately 650 non- supervisory production and maintenance employees at the gift wrap plant and warehouses in Memphis, Tennessee expired on January 16, 2005. Cleo has continued to follow the terms of the expired collective bargaining agreement, and Cleo and the labor union have engaged in negotiations concerning the provisions of a new agreement. However, as of May 26, 2005, Cleo and the labor union have not reached an agreement on a new contract, and there presently are no ongoing or scheduled negotiations between Cleo and the labor union.

Item 2. Properties.

The following table sets forth the location and approximate square footage of the Company’s major manufacturing and distribution facilities:

		Approximate Square Feet

Location	Use	Owned	Leased

Elysburg, PA	Manufacturing and distribution	253,000	—
Elysburg, PA	Manufacturing	68,000	—
Danville, PA	Distribution	133,000	—
Troy, PA	Distribution	223,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	547,000
Berwick, PA	Distribution	—	36,000
Memphis, TN	Manufacturing and distribution	—	1,006,000
Memphis, TN	Distribution	—	404,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hagerstown, MD	Manufacturing and distribution	97,000	—
Hartwell, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Maysville, KY	Manufacturing	113,000	—
Hamilton, OH	Distribution	—	240,000

Total		2,059,000	2,333,000

The Company also utilizes owned and leased space aggregating 149,000 square feet for various marketing and administrative purposes. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

The Company is the lessee of approximately 14,000 square feet of space (which was related to former operations), portions of which have been subleased by the Company, as sublessor, to various sublessees. The

Back to Contents

Company also owns two distribution facilities (approximately 162,000 square feet) which have been subleased by the Company and a manufacturing facility (approximately 120,000 square feet) which was sold subsequent to year end.

Item 3. Legal Proceedings.

On February 17, 2004, a group of six domestic producers of tissue paper and a labor union jointly filed an antidumping duty petition with the International Trade Administration of the U. S. Department of Commerce (“Commerce Department”) and the U. S. International Trade Commission (“ITC”), in which the petitioners sought the imposition of duties on certain tissue paper products imported from China. The Company, as an importer from China of certain products that were the subject of these investigations, contested the imposition of these duties in proceedings before the ITC and the Commerce Department.

In February 2005, the Commerce Department issued its final determination in which it found that certain tissue paper products are being sold into the United States from China at less than fair value. In March 2005, the ITC issued its final determination in which it found that an industry in the United States is materially injured by reason of imports from China of certain tissue paper products. As a result of these determinations, certain tissue paper products imported from China are now subject to the imposition of tissue duties. The Company has filed an appeal of the ITC’s final determination, and this appeal is being litigated before the United States Court of International Trade.

In the fiscal year ended March 31, 2005, the Company imported from China a portion of its requirements for gift tissue products. Given that certain of the gift tissue products that the Company imported from China during the fiscal year ended March 31, 2005 are subject to the imposition of duties, the Company has recognized an expense of approximately $2,300,000, reflecting the Company’s estimated liability for tissue duties relating to these imports. This reserve is based on the deposit rates, as established by the Commerce Department, that were in effect with respect to the time that the subject tissue paper products were imported by the Company. Prior to the ITC’s final determination, the Company expensed approximately $3,100,000 for the possible imposition of tissue duties, including approximately $800,000 pertaining to products imported by the Company prior to September 21, 2004. This expense was adjusted to $2,300,000 during the fourth quarter based upon the ITC’s final determination, which had the effect of eliminating the possible imposition of tissue duties with respect to tissue products imported prior to September 21, 2004.

The amount of the Company’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the products were imported by the Company, will be determined at the time of “liquidation” of the applicable entries by United States Customs & Border Protection. With respect to the fiscal year ending March 31, 2006, the Company does not intend to import from China any tissue paper products that are subject to the imposition of tissue duties pursuant to the aforementioned final determinations of the Commerce Department and the ITC.

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

Back to Contents

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock for each of the quarters during fiscal 2005 and fiscal 2004.

			Dividends
Fiscal 2005	High	Low	Declared

First Quarter	$36.96	$32.93	$.10
Second Quarter	35.30	29.02	.10
Third Quarter	32.60	29.77	.10
Fourth Quarter	36.55	30.81	.10

Fiscal 2004

First Quarter	$26.66	(1)	$22.60	(1)	$.067	(1)
Second Quarter	26.94		24.09		.080
Third Quarter	31.55		26.12		.080
Fourth Quarter	33.50		29.73		.080

(1)	Amounts have been restated to reflect a three-for-two stock split on July 10, 2003.

At May 25, 2005, there were approximately 2,200 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Issuer Purchases of Equity Securities

A total of 1,774,160 shares were repurchased at an average price of $34.98 in the fourth quarter of fiscal 2005. As of March 31, 2005, there remained an outstanding authorization to repurchase 475,324 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1 through January 31, 2005	—	$—	—	509,724
February 1 through February 28, 2005	—	—	—	2,009,724	(4)
March 1 through March 31, 2005	1,774,160	34.98	1,774,160	475,324

Total Fourth Quarter	1,774,160	$34.98	1,774,160	475,324

(1)
The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of March 31, 2005 was 4,624,676 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Back to Contents

(2)
Of the 1,774,160 shares purchased during the fourth fiscal quarter, 34,400 were purchased on the open market pursuant to the aforementioned Repurchase Program and 1,739,760 were purchased pursuant to the issuer tender offer described in Note (3) below. All open market share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(3)
On January 31, 2005, the Company announced that its Board of Directors approved the initiation of a modified Dutch auction tender offer by the Company to purchase up to 1,500,000 shares of its outstanding common stock at a price of not less than $30.00 per share nor in excess of $35.00 per share. The tender offer commenced on February 3, 2005 and expired on March 4, 2005. As a result of the tender offer, the Company purchased 1,739,760 shares of its Common Stock at a purchase price of $35.00 per share, or a total of $60,892,000. The 1,739,760 shares purchased were comprised of the 1,500,000 shares the Company offered to purchase and 239,760 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $35.00 per share was 86.58%.

(4)	Includes 1,500,000 shares the Company offered to purchase pursuant to the issuer tender offer described in Note (3) above.

Back to Contents

Item 6. Selected Financial Data.

(in thousands, except per share amounts)

					Three Month
	Years Ended				Periods Ended		Year Ended
	March 31,				March 31,		December 31,

	2005	2004	2003	2002	2001	2000	2000

						(Unaudited)
Statement of Operations Data:
Net sales	$536,362	$539,349	$532,815	$424,309	$26,987	$24,589	$421,084
Income (loss) before income taxes	47,118	46,297	40,010	33,455	(9,194)	(9,604)	28,406
Income (loss) before cumulative effect of change in accounting principle	30,692	29,850	25,846	21,501	(6,080)	(6,147)	18,231
Cumulative effect of change in accounting principle	—	—	(8,813)	—	—	—	—
Net income (loss)	30,692	29,850	17,033	21,501	(6,080)	(6,147)	18,231
Basic net income (loss) per common share:
Before cumulative effect of accounting change	$2.58	$2.54	$2.19	$1.63	$(.46)	$(.44)	$1.35
Cumulative effect of accounting change	—	—	(.74)	—	—	—	—

Basic net income (loss) per common share	$2.58	$2.54	$1.45	$1.63	$(.46)	$(.44)	$1.35

Diluted net income (loss) per common share:
Before cumulative effect of accounting change	$2.45	$2.42	$2.09	$1.60	$(.46)	$(.44)	$1.35
Cumulative effect of accounting change	—	—	(.71)	—	—	—	—

Diluted net income (loss) per common share	$2.45	$2.42	$1.38	$1.60	$(.46)	$(.44)	$1.35

Balance Sheet Data:

Working capital	$151,878	$187,813	$155,112	$125,398	$124,171	$120,402	$133,397
Total assets	333,906	370,397	349,563	309,503	275,316	257,763	366,597
Short-term debt	10,442	335	109	200	312	424	62,961
Long-term debt	40,000	50,251	50,063	165	193	434	252
Stockholders’ equity	216,489	249,152	220,863	234,845	220,945	209,575	227,091

Cash dividends declared per common share	$.40	$.307	$.067	$—	$—	$—	$—

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

The Company is responding to these pressures in a number of ways. First, we have increased our investment in product and packaging design and product knowledge to assure we can continue to provide unique added value to our customers. Secondly, we substantially expanded an office and showroom in the Far East in fiscal 2004 to better meet our customers’ buying needs and to be able to provide alternatively sourced products at competitive prices. Lastly, we increased our focus on efficiency and productivity in our North American production and distribution facilities to maintain our competitiveness domestically.

Our everyday product lines, principally craft, floral and packaging products, have high inherent growth potential due to higher market growth rates, particularly in craft, and to our relatively low current market shares. We have established project teams to pursue top line sales growth in these and other areas.

The Company has experienced cost increases in certain key materials. These increases will impact fiscal 2006 and will require that management either obtain price increases from its customers or find other means of reducing material costs in the products it sells.

Historically, significant growth at CSS has come through carefully chosen and executed acquisitions. Management anticipates that it will continue this pursuit in the future, as well.

Business Acquisitions and Divestitures

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal for approximately $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). During fiscal 2004, the Company received cash of approximately $2,155,000 in satisfaction of a post closing adjustment to the purchase price. Crystal, which was then headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products and competed in the seasonal end of the gift bag and tissue markets with the Company’s existing product lines. At the time of acquisition, its product lines included gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $9,877,000 was recorded as intangible assets, including goodwill, in the accompanying consolidated balance sheets.

On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of Offray which manufactured and sold decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications for $44,865,000 in cash, including transaction costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired.

Litigation

On February 17, 2004, a group of six domestic producers of tissue paper and a labor union jointly filed an antidumping duty petition with the International Trade Administration of the U.S. Department of Commerce (“Commerce Department”) and the U.S. International Trade Commission (“ITC”), in which the petitioners sought the imposition of duties on certain tissue paper products imported from China. The Company, as an importer from China of certain products that were the subject of these investigations, contested the imposition of these duties in proceedings before the ITC and the Commerce Department.

Back to Contents

In February 2005, the Commerce Department issued its final determination in which it found that certain tissue paper products are being sold into the United States from China at less than fair value. In March 2005, the ITC issued its final determination in which it found that an industry in the United States is materially injured by reason of imports from China of certain tissue paper products. As a result of these determinations, certain tissue paper products imported from China are now subject to the imposition of tissue duties. The Company has filed an appeal of the ITC’s final determination, and this appeal is being litigated before the United States Court of International Trade.

In the fiscal year ended March 31, 2005, the Company imported from China a portion of its requirements for gift tissue products. Given that certain of the gift tissue products that the Company imported from China during the fiscal year ended March 31, 2005 are subject to the imposition of duties, the Company has recognized an expense of approximately $2,300,000, reflecting the Company’s estimated liability for tissue duties relating to these imports. This reserve is based on the deposit rates, as established by the Commerce Department, that were in effect with respect to the time that the subject tissue paper products were imported by the Company. Prior to the ITC’s final determination, the Company expensed approximately $3,100,000 for the possible imposition of tissue duties, including approximately $800,000 pertaining to products imported by the Company prior to September 21, 2004. This expense was adjusted to $2,300,000 in the fourth quarter based upon the ITC’s final determination, which had the effect of eliminating the possible imposition of tissue duties with respect to tissue products imported prior to September 21, 2004.

The amount of the Company’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the products were imported by the Company, will be determined at the time of “liquidation” of the applicable entries by United States Customs & Border Protection. With respect to the fiscal year ending March 31, 2006, the Company does not intend to import from China any tissue paper products that are subject to the imposition of tissue duties pursuant to the aforementioned final determinations of the Commerce Department and the ITC.

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

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Consolidated sales for fiscal 2005 decreased 1% to $536,362,000 from $539,349,000 in fiscal 2004. The decline in sales was the result of the absence of sales related to a product line which was sold in July 2003 and lower sales of seasonal tissue and ribbons and bows. This sales decline was partially offset by increased sales of Christmas and everyday boxed greeting cards.

Back to Contents

Cost of sales, as a percentage of sales, increased to 74% in 2005 from 73% in 2004. The increase in cost of sales, as a percentage of sales, was due primarily to the establishment of a reserve of $2,300,000 for duties that have been imposed on imported tissue products along with higher freight costs and higher costs of paper based and polypropylene based raw materials. The Company is appealing the imposition of the tissue duties, as more fully described in the Litigation section of this MD&A.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, decreased to 17% in 2005 from 18% in 2004. The decrease in SG&A expenses was primarily due to lower bonuses and net integration savings related to various restructuring activities (see Notes 3 and 4 to the consolidated financial statements appearing elsewhere herein). These savings were partially offset by incremental costs incurred during the first full year of operating the Hong Kong sourcing office of $1,167,000 and direct compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 of $1,543,000.

Interest expense decreased to $2,374,000 in 2005 from $3,402,000 in 2004 primarily due to lower average borrowing levels during the year as a result of cash generated from operations, partially offset by the impact of higher interest rates.

Income before income taxes was $47,118,000, or 9% of sales, in fiscal 2005 and $46,297,000, or 9% of sales, in fiscal 2004.

Income taxes, as a percentage of income before taxes, were 35% in 2005 and 36% in 2004. The decreased rate was primarily due to the reversal of a tax contingency reserve following Internal Revenue Service approval of a tax accounting method change, offset somewhat by higher effective state income tax rates.

Net income for the year ended March 31, 2005 increased 3% to $30,692,000 from $29,850,000 in 2004.

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

Interest expense decreased to $3,402,000 in 2004 from $3,661,000 in 2003 primarily due to lower borrowing levels, partially offset by the impact of increased levels of fixed rate debt as a result of the issuance of $50,000,000 of seven year fixed rate Senior Notes in December 2002 (see Note 9 to the consolidated financial statements appearing elsewhere herein).

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

Liquidity and Capital Resources

At March 31, 2005, the Company had working capital of $151,878,000 and stockholders’ equity of $216,489,000. The decrease in accounts receivable, net of reserves, from $40,460,000 at March 31, 2004 to $37,273,000 at March 31, 2005 was primarily a result of improved collections in the current year. Inventories increased from $94,459,000 to $101,867,000 primarily due to the build up of domestic tissue inventories prior to identification of alternative foreign sources. Capital expenditures decreased to $8,477,000 in fiscal 2005 from $13,253,000 in fiscal 2004.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Most CSS revenues are seasonal with approximately 60% of sales being Christmas related. As payment for sales of Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements were met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the unsecured revolving credit facility. At March 31, 2005, there were no borrowings outstanding under the revolving credit facility and there were long-term borrowings of $50,000,000 related to the senior notes. For information concerning these credit facilities, see Note 9 of the Notes to Consolidated Financial Statements.

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock pursuant to prices and other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2005, the Company has 475,324 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 241,800 shares for $7,977,000 (excluding the shares purchased pursuant to the tender offer discussed below) and 184,300 shares for $5,687,000 in fiscal 2005 and fiscal 2004, respectively.

On January 31, 2005, the Company announced that its Board of Directors approved the initiation of a modified Dutch auction tender offer by the Company to purchase up to 1,500,000 shares of its outstanding common stock at a price of not less than $30.00 per share nor in excess of $35.00 per share. The tender offer commenced on February 3, 2005 and expired on March 4, 2005. As a result of the tender offer, the Company purchased 1,739,760 shares of its Common Stock at a purchase price of $35.00 per share, or a total of $60,892,000, and paid related transaction costs of $135,000. The 1,739,760 shares purchased were comprised of the 1,500,000 shares the Company offered to purchase and 239,760 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $35.00 per share was 86.58%.

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

As of March 31, 2005, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Short-term debt	$—	$—	$—	$—	$—
Capital lease obligations	224	—	—	—	224
Operating leases	7,489	11,242	8,169	2,943	29,843
Long-term debt	10,000	20,000	20,000	—	50,000
Other long-term obligations	218	655	140	2,812	3,825

	$17,931	$31,897	$28,309	$5,755	$83,892

Other long-term obligations consist primarily of medical postretirement liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations represent management’s best estimate.

As of March 31, 2005, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letters of credit	$8,083	$—	$—	$—	$8,083

The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if canceled.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, we evaluate our estimates, including those related to accounts receivable reserves, inventory reserves, intangible assets, income taxes, restructuring accruals, contingency accruals and litigation accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the critical accounting policies and methods used by the Company.

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

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. Customers generally do not have the right to return product except for rights to return that the Company believes are typical of our industry for reasons such as damaged goods, shipping errors or similar occurrences. With few exceptions, the Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers and purchasing credit insurance when appropriate. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer accounts and by reference to historical experience.

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

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. The Company classifies these costs as a prepaid expense. Product development costs may be incurred up to 18 to 20 months before the holiday event and are amortized monthly over the selling season, generally within two to four months of the respective holiday event. Product development expense is recorded in selling, general and administrative expense.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a multiple of earnings before interest, income taxes, depreciation and amortization. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included

Back to Contents

within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations.

Labor Relations

The term of the collective bargaining agreement between the Company’s Cleo subsidiary and the labor union representing approximately 650 non-supervisory production and maintenance employees at the gift wrap plant and warehouses in Memphis, Tennessee expired on January 16, 2005. Cleo has continued to follow the terms of the expired collective bargaining agreement, and Cleo and the labor union have engaged in negotiations concerning the provisions of a new agreement. However, as of May 26, 2005, Cleo and the labor union have not reached an agreement on a new contract, and there presently are no ongoing or scheduled negotiations between Cleo and the labor union.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” and SFAS No. 123R, “Share-Based Payment.” See the notes to the consolidated financial statements for information concerning the Company’s implementation and impact of these standards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

Back to Contents

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit, a change in either the lender’s base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings under these credit facilities of $16,088,000 for the year ended March 31, 2005, a 1% increase or decrease in floating interest rates would have increased or decreased interest expense by approximately $161,000.

Foreign Currency Risk

Approximately 5% of the Company’s sales in fiscal 2005 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations minimal as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses in the foreign denominated assets that they are intended to hedge.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

INDEX

Page

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets – March 31, 2005 and 2004	20-21

Consolidated Statements of Operations and Comprehensive Income – for the years ended March 31, 2005, 2004 and 2003	22

Consolidated Statements of Cash Flows – for the years ended March 31, 2005, 2004 and 2003	23

Consolidated Statements of Stockholders’ Equity – for the years ended March 31, 2005, 2004 and 2003	24-25

Notes to Consolidated Financial Statements	26-47

Financial Statement Schedules:

Schedule II. Valuation and Qualifying Accounts	55

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
              CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the Valuation and Qualifying Accounts financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets arising from business combinations.

KPMG LLP

Philadelphia, Pennsylvania
May 26, 2005

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,

ASSETS	2005	2004

CURRENT ASSETS

Cash and cash equivalents	$57,333	$93,191
Accounts receivable, net of allowances of $5,428 and $6,822	37,273	40,460
Inventories	101,867	94,459
Deferred income taxes	8,199	7,937
Other current assets	13,945	12,987

Total current assets	218,617	249,034

PROPERTY, PLANT AND EQUIPMENT

Land	3,052	3,416
Buildings, leasehold interests and improvements	55,296	55,117
Machinery, equipment and other	116,652	111,613

	175,000	170,146
Less – Accumulated depreciation	(99,598)	(88,953)

Net property, plant and equipment	75,402	81,193

OTHER ASSETS

Goodwill	30,952	30,952
Intangible assets, net of accumulated amortization of $431 and $280	4,516	4,667
Other	4,419	4,551

Total other assets	39,887	40,170

	$333,906	$370,397

Back to Contents

	March 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004

CURRENT LIABILITIES

Note payable	$—	$—
Current portion of long-term debt	10,442	335
Accounts payable	15,337	16,883
Accrued income taxes	2,767	2,533
Accrued payroll and other compensation	12,858	15,596
Accrued customer programs	13,628	12,385
Accrued other expenses	11,707	13,489

Total current liabilities	66,739	61,221

LONG-TERM DEBT, NET OF CURRENT PORTION	40,000	50,251

OTHER LONG-TERM OBLIGATIONS	3,607	3,631

DEFERRED INCOME TAXES	7,071	6,142

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS’ EQUITY

Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized	—	—
Common stock, $.10 par, 20,000,000 shares authorized,
14,703,084 shares issued at March 31, 2005 and 2004	1,470	1,470
Additional paid-in capital	34,214	31,619
Retained earnings	303,022	282,351
Accumulated other comprehensive loss, net of tax	(2)	—
Common stock in treasury, 4,321,380 and 2,872,749 shares, at cost	(122,215)	(66,288)

Total stockholders’ equity	216,489	249,152

	$333,906	$370,397

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended
	March 31,

	2005	2004	2003

NET SALES	$536,362	$539,349	$532,815

COSTS AND EXPENSES
Cost of sales	397,538	395,878	394,826
Selling, general and administrative expenses	89,997	94,198	95,003
Interest expense, net of interest income of $530, $317 and $170	2,374	3,402	3,661
Rental and other income, net	(665)	(426)	(685)

	489,244	493,052	492,805

INCOME BEFORE INCOME TAXES	47,118	46,297	40,010

INCOME TAX PROVISION	16,426	16,447	14,164

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	30,692	29,850	25,846

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX OF $2,843	—	—	(8,813)

NET INCOME	$30,692	$29,850	$17,033

BASIC NET INCOME PER COMMON SHARE
Before cumulative effect of accounting change	$2.58	$2.54	$2.19
Cumulative effect of accounting change	—	—	(.74)

Basic net income per common share	$2.58	$2.54	$1.45

DILUTED NET INCOME PER COMMON SHARE
Before cumulative effect of accounting change	$2.45	$2.42	$2.09
Cumulative effect of accounting change	—	—	(.71)

Diluted net income per common share	$2.45	$2.42	$1.38

COMPREHENSIVE INCOME
Net income	$30,692	$29,850	$17,033
Change in fair value of interest rate swap agreements, net	—	276	(14)
Foreign currency translation adjustment	(2)	13	(2)

Comprehensive income	$30,690	$30,139	$17,017

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	March 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$30,692	$29,850	$17,033
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	8,813
Depreciation and amortization	14,294	14,113	13,894
Provision for doubtful accounts	643	768	1,521
Deferred tax provision	667	575	1,490
(Gain) loss on sale or disposal of assets	(138)	1,023	(7)
Compensation expense related to stock options	165	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	2,544	5,592	14,640
(Increase) decrease in inventories	(7,409)	8,913	10,442
(Increase) decrease in other assets	(959)	(606)	7,424
(Decrease) in accounts payable	(1,546)	(7,516)	(4,903)
Increase in accrued income taxes	2,664	2,239	792
(Decrease) in accrued expenses	(3,301)	(3,791)	(1,793)

Total adjustments	7,624	21,310	52,313

Net cash provided by operating activities	38,316	51,160	69,346

Cash flows from investing activities:
Purchases of businesses, net of cash received of $1 in 2003	—	—	(22,890)
Purchase price adjustment for a business previously acquired	—	2,155	—
Purchase of property, plant and equipment	(8,477)	(13,253)	(12,414)
Proceeds from sale of assets	397	3,729	30

Net cash used for investing activities	(8,080)	(7,369)	(35,274)

Cash flows from financing activities:
Payments on long-term obligations	(144)	(256)	(1,005)
Borrowings on long-term obligations	—	670	—
Borrowings on notes payable	143,465	188,795	458,215
Payments on notes payable	(143,465)	(188,795)	(458,215)
Repayment of acquisition debt	—	—	(18,828)
Proceeds from the issuance of long-term debt	—	—	50,000
Payment of private placement transaction costs	—	—	(294)
Dividends paid	(4,789)	(3,616)	(771)
Purchase of treasury stock	(69,004)	(5,687)	(36,510)
Proceeds from exercise of stock options	7,845	6,295	5,313

Net cash used for financing activities	(66,092)	(2,594)	(2,095)

Effect of exchange rate changes on cash	(2)	13	(2)

Net (decrease) increase in cash and cash equivalents	(35,858)	41,210	31,975
Cash and cash equivalents at beginning of period	93,191	51,981	20,006

Cash and cash equivalents at end of period	$57,333	$93,191	$51,981

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

BALANCE, APRIL 1, 2002	—	$—	14,703,084	$1,470

Tax benefit associated with exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Change in fair value of interest rate swap agreements, net	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends ($.067 per common share)	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2003	—	—	14,703,084	1,470

Tax benefit associated with exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Change in fair value of interest rate swap agreements, net	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends ($.307 per common share)	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2004	—	—	14,703,084	1,470

Tax benefit associated with exercise of stock options	—	—	—	—
Compensation expense related to stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends ($.40 per common share)	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2005	—	$—	14,703,084	$1,470

See notes to consolidated financial statements.

Back to Contents

		Accumulated	Common Stock
Additional		Other	in Treasury
Paid-in	Retained	Comprehensive
Capital	Earnings	Loss	Shares	Amount	Total

$29,039	$240,964	$(273)	(2,215,099)	$(36,355)	$234,845

969	—	—	—	—	969

453	—	—	238,066	4,860	5,313
—	—	—	(1,100,000)	(36,510)	(36,510)

—	—	(14)	—	—	(14)
—	—	(2)	—	—	(2)
—	(771)	—	—	—	(771)
—	17,033	—	—	—	17,033

30,461	257,226	(289)	(3,077,033)	(68,005)	220,863

1,158	—	—	—	—	1,158

—	(1,109)	—	388,584	7,404	6,295
—	—	—	(184,300)	(5,687)	(5,687)

—	—	276	—	—	276
—	—	13	—	—	13
—	(3,616)	—	—	—	(3,616)
—	29,850	—	—	—	29,850

31,619	282,351	—	(2,872,749)	(66,288)	249,152

2,430	—	—	—	—	2,430
165	—	—	—	—	165

—	(5,232)	—	532,929	13,077	7,845
—	—	—	(1,981,560)	(69,004)	(69,004)
—	—	(2)	—	—	(2)
—	(4,789)	—	—	—	(4,789)
—	30,692	—	—	—	30,692

$34,214	$303,022	$(2)	(4,321,380)	$(122,215)	$216,489

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal and social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, home décor, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. CSS provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. CSS’ product breadth, product innovation, creative design, manufacturing and packaging flexibility, product quality and customer service are key to sustaining the Company’s market leadership position. A substantial portion of CSS’ products are manufactured, packaged and warehoused in seventeen North American facilities, with the remainder purchased primarily from manufacturers in the Far East and Mexico. The Company’s products are sold to its retail customers by national and regional account managers and product specialists and by a network of independent manufacturers’ representatives.

The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick”), and Cleo Inc (“Cleo”). Approximately 900 of its 2,800 employees (increasing to approximately 3,800 as seasonal employees are added) are represented by labor unions. The term of the collective bargaining agreement between the Company’s Cleo subsidiary and the labor union representing approximately 650 non-supervisory production and maintenance employees at the gift wrap plant and warehouses in Memphis, Tennessee expired on January 16, 2005. Cleo has continued to follow the terms of the expired collective bargaining agreement, and Cleo and the labor union have engaged in negotiations concerning the provisions of a new agreement. However, as of May 26, 2005, Cleo and the labor union have not reached an agreement on a new contract, and there presently are no ongoing or scheduled negotiations between Cleo and the labor union.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year classification.

Stock Split

On May 27, 2003 the Board of Directors authorized a three-for-two split of the Company’s common stock, effected by a distribution on July 10, 2003 of one share for each two shares held of record at the close of business on June 30, 2003. The capital stock accounts, share data and per share data are presented as if the stock split occurred prior to the earliest year included in these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to

Back to Contents

the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting and resolution of litigation and other proceedings. Actual results could differ from these estimates.

Inventories

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt with regard to in-transit inventory. The Company adjusts unsalable and slow-moving inventory to its net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market which was $1,332,000 and $1,639,000 at March 31, 2005 and 2004, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $818,000 and $1,229,000 at March 31, 2005 and 2004, respectively. Inventories consisted of the following:

	March 31,

(in thousands)	2005	2004

Raw material	$27,089	$17,878
Work-in-process	29,357	27,363
Finished goods	45,421	49,218

	$101,867	$94,459

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 12 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other income. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives. Depreciation expense was $14,009,000, $13,463,000, and $13,768,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

Long-Lived Assets

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides for a single accounting approach for measuring impairment of long-lived assets, including definite lived intangible assets, businesses accounted for as a discontinued operation, assets to be sold and assets to be disposed of other than by sale. The initial adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations.

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

Back to Contents

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis but instead are subject to impairment testing at least annually. The Company adopted SFAS No. 142 on April 1, 2002. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record the impairment of certain goodwill, primarily related to the Company’s Paper Magic – Fall, Spring and Everyday reporting unit, as well as the reversal of negative goodwill related to Cleo, and was classified as a cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2005, 2004 and 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives.

In addition to goodwill, at March 31, 2005 the Company had $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $226,000 of other intangible assets, net of accumulated amortization of $431,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years (see Note 2).

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2005. The notional amount of open forward exchange contracts as of March 31, 2004 was $357,000 and the related loss was not material.

During 2001, the Company entered into interest rate swap agreements, with maturities through January 2004, to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. There were no outstanding interest rate swap contracts as of March 31, 2005 and 2004. The average annual notional amounts of interest rate swap contracts subject to fixed rates were $10,946,000 for fiscal year 2004. These agreements involved the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest

Back to Contents

rate payments were at a weighted average rate of 5.09% in fiscal 2004. Interest rate differentials paid under these agreements were recognized as adjustments to interest expense and amounted to $443,000 for the year ended March 31, 2004.

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

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

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

Product development costs capitalized as of March 31, 2005 and 2004 were $4,750,000 and $4,490,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $6,309,000, $7,668,000 and $6,424,000 was recognized in the years ended March 31, 2005, 2004 and 2003, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported in cost of sales in the consolidated statements of operations.

Back to Contents

Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced as follows:

	For the Years Ended
	March 31,

	2005	2004	2003

(in thousands, except per share amounts)

Net income, as reported	$30,692	$29,850	$17,033
Add: Total stock-based employee compensation
expense included in the determination of net
income, as reported	165	—	—
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2,505)	(2,782)	(3,216)

Pro forma net income	$28,352	$27,068	$13,817

Net income per share:
Basic – as reported	$2.58	$2.54	$1.45
Basic – pro forma	$2.39	$2.30	$1.17

Diluted – as reported	$2.45	$2.42	$1.38
Diluted – pro forma	$2.30	$2.21	$1.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended
	March 31,

	2005	2004	2003

Expected dividend yield at time of grant	1.23%	1.14%	0%
Expected stock price volatility	21%	38%	45%
Risk-free interest rate	3.76%	4.92%	5.22%
Expected life of option	6.3 years	9.0 years	9.6 years

Back to Contents

Net Income Per Common Share

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2005, 2004 and 2003.

	For the Years Ended
	March 31,

	2005	2004	2003

(in thousands, except per share amounts)

Numerator:
Income before cumulative effect of accounting change	$30,692	$29,850	$25,846
Cumulative effect of accounting change, net of tax	—	—	(8,813)

Net income	$30,692	$29,850	$17,033

Denominator:
Weighted average shares outstanding for basic income per common share	11,886	11,755	11,784
Effect of dilutive stock options	658	591	554

Adjusted weighted average shares outstanding for diluted income per common share	12,544	12,346	12,338

Basic net income per common share:
Income before cumulative effect of accounting change	$2.58	$2.54	$2.19
Cumulative effect of accounting change	—	—	(.74)

Net income per common share	$2.58	$2.54	$1.45

Diluted net income per common share:
Income before cumulative effect of accounting change	$2.45	$2.42	$2.09
Cumulative effect of accounting change	—	—	(.71)

Net income per common share	$2.45	$2.42	$1.38

Options on 23,000 shares, 50,000 shares and 77,000 shares of common stock were not included in computing diluted income per common share for the years ended March 31, 2005, 2004 and 2003, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of less than three months to be cash equivalents.

Back to Contents

Supplemental Schedule of Cash Flow Information

(in thousands)

	For the Years Ended
	March 31,

	2005	2004	2003

Cash paid during the year for:
Interest	$2,933	$3,811	$3,352

Income taxes	$13,096	$12,746	$13,351

Details of acquisitions:
Fair value of assets acquired	$—	$—	$56,257
Liabilities assumed	—	—	33,366

Cash paid	—	—	22,891
Less cash acquired	—	—	1

Net cash paid for acquisitions	$—	$—	$22,890

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS:

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

The fair values of the reporting units were estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, an $8,813,000 charge, net of tax, was recognized in the first quarter of fiscal 2003 to record this impairment as well as the reversal of negative goodwill and was classified as a cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2005, 2004 and 2003, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no goodwill impairment existed.

Back to Contents

The carrying amount of goodwill was $30,952,000 for the year ended March 31, 2005. In addition to goodwill, the Company has $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $226,000 of other intangible assets, net of accumulated amortization of $431,000, relating primarily to a covenant not to compete, that are being amortized over periods of three to five years. Accumulated amortization at March 31, 2005 and 2004 was $431,000 and $280,000 respectively, and amortization expense was $151,000 for fiscal 2005 and 2004 and was $126,000 for fiscal 2003. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal 2006	$94,000
Fiscal 2007	94,000
Fiscal 2008	38,000
Fiscal 2009	—
Fiscal 2010	—

$226,000

(3)	BUSINESS ACQUISITIONS AND DIVESTITURES:

Crystal Creative Products, Inc.

On October 18, 2002, a subsidiary of the Company acquired all of the capital stock of Crystal Creative Products, Inc. (“Crystal”) for $22,891,000, including transaction costs, and assumed and repaid $18,828,000 of outstanding debt (primarily seasonal working capital debt). A portion of the purchase price is being held in escrow for certain indemnification obligations. During fiscal 2004, the Company received cash of approximately $2,155,000 in satisfaction of a post closing adjustment to the purchase price. Crystal, which was then headquartered in Middletown, Ohio, is a leading designer, manufacturer and distributor of consumer convenience gift wrap products and competed in the seasonal end of the gift bag and tissue markets with the Company’s existing product lines. At the time of acquisition, its product lines included gift tissue, gift bags, and related packaging products for the consumer market, as well as specialty tissues for in-store packaging of retailers and for industrial applications. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible assets acquired of $9,877,000 was recorded as intangible assets in the accompanying consolidated balance sheets. Of the $9,877,000 of acquired intangible assets, $4,290,000 was assigned to trade names that are not subject to amortization, $5,287,000 was assigned to goodwill ($3,553,000 is expected to be deductible for tax purposes) and $300,000 was assigned to a covenant not to compete which has a useful life of five years.

In July 2003, the Company finalized a restructuring plan related to the Crystal acquisition, under which the Company restructured its business to integrate the acquired entity with its current businesses. In connection with this plan, the Company sold assets related to a non-core portion of the Crystal business for $3,525,000 in July 2003, and closed Crystal’s primary manufacturing facility in Maysville, Kentucky. A separate administration building in Middletown, Ohio also closed in March 2004. The Company recorded a restructuring reserve of $1,672,000 as part of purchase accounting, including severance related to approximately 150 employees. Uncommitted restructuring accruals of $300,000 related to the closing of the Maysville facility were reversed against goodwill in the fourth quarter of fiscal 2004. Payments of $367,000 (including $143,000 for severance costs) were made in the year ended March 31, 2005. During the first quarter of fiscal 2005, the Company reopened the Maysville facility in response to the filing of an anti-dumping petition related to tissue products manufactured in China.

Selected information relating to the Crystal restructuring follows (in thousands):

		Contractual
		Obligations and
	Severance	Facility Exit Costs	Total

Initial accrual – July 2003	$626	$1,046	$1,672
Cash paid – fiscal 2004	(483)	(522)	(1,005)
Non cash reduction – fiscal 2004	—	(300)	(300)

Restructuring reserve as of March 31, 2004	143	224	367
Cash paid – fiscal 2005	(143)	(224)	(367)

Restructuring reserve as of March 31, 2005	$—	$—	$—

Back to Contents

C. M. Offray & Son, Inc.

On March 15, 2002, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of the portion of C. M. Offray & Son, Inc. (“Offray”) which manufactured and sold decorative ribbon products, floral accessories and narrow fabrics for apparel, craft and packaging applications for $44,865,000 in cash, including transaction costs. A portion of the purchase price is being held in escrow to cover indemnification obligations. The acquisition was accounted for as a purchase and the cost approximated the fair market value of the net assets acquired. Therefore, no goodwill was recorded in this transaction.

In conjunction with the acquisition of Offray, the Company’s management approved a restructuring plan. As part of this plan, the Company accrued $2,385,000 for severance and costs related to the closure of certain facilities. As of March 31, 2005, the Company had closed Offray’s distribution facility in Quebec, Canada and its warehouse in Antietam, Maryland and has communicated termination of employment to approximately 125 employees. During the year ended March 31, 2004, there was a reduction in the restructuring accrual of $137,000 related to relocation costs that were less than originally estimated as certain employees under the plan did not relocate as expected. There was a corresponding reduction in property, plant and equipment for this amount. Payments of $325,000, mainly for severance, were made in the year ended March 31, 2005. These payments represent the final restructuring payments. During the year ended March 31, 2005, there was a reduction in the restructuring accrual of $77,000 related to severance costs that were less than originally estimated as certain employees under the plan did not receive the expected amount of severance. There was a corresponding reduction in property, plant and equipment for this amount.

Selected information relating to the Offray restructuring follows (in thousands):

		Contractual
		Obligations and
	Severance	Facility Exit Costs	Total

Restructuring reserve as of March 31, 2003	$713	$402	$1,115
Cash paid – fiscal 2004	(403)	(173)	(576)
Non cash reductions – fiscal 2004	—	(137)	(137)

Restructuring reserve as of March 31, 2004	310	92	402
Cash paid – fiscal 2005	(233)	(92)	(325)
Non cash reductions – fiscal 2005	(77)	—	(77)

Restructuring reserve as of March 31, 2005	$—	$—	$—

(4)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office expected to be completed in December 2004. As of March 31, 2005, the Company has communicated termination of employment to 33 employees. Payments of $343,000, $161,000 and $398,000 for termination costs, contractual obligations and other costs, respectively, were made in the year ended March 31, 2005. During the year ended March 31, 2005, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $255,000. Additionally, during the year ended March 31, 2005, there was an increase in the restructuring reserve related to unutilized office space in the amount of $177,000. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of March 31, 2005, the remaining liability of $305,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid during fiscal 2006. The Company incurred a total of $1,207,000, including $426,000 for termination costs, $383,000 for contractual obligations and facility exit costs and $398,000 for other restructuring expenses during fiscal 2005.

Back to Contents

Selected information relating to the Minneapolis restructuring follows (in thousands):

	Termination Costs	Contractual Obligations and Facility Exit Costs	Other Costs	Total

Initial accrual – May 2004	$171	$206	$—	$377
Additional charges to expense – fiscal 2005	255	177	398	830
Cash paid – fiscal 2005	(343)	(161)	(398)	(902)

Restructuring reserve as of March 31, 2005	$83	$222	$—	$305

On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. As of March 31, 2005, the Company has communicated termination of employment to 89 employees. Manufacturing operations were moved to other locations of the Company and this project was substantially completed by March 31, 2005. As part of this restructuring plan, the Company accrued $206,000 for severance costs. During the fourth quarter of fiscal 2005, the Company increased the restructuring reserve related to medical benefits for employees providing service until their termination date in the amount of $23,000. Additionally, during the fourth quarter of fiscal 2005, there was an increase in the restructuring reserve related to facility exit costs in the amount of $1,101,000 of which $669,000 was paid as of March 31, 2005 and of which $367,000 related to the write-down of a building. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. As of March 31, 2005, the remaining liability of $294,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid during fiscal 2006.

Selected information relating to the Anniston restructuring follows (in thousands):

	Termination Costs	Facility Exit Costs	Total

Initial accrual – November 2004	$206	$—	$206
Additional charges to expense – fiscal 2005	23	1,101	1,124
Cash paid – fiscal 2005	—	(669)	(669)
Building write-down – fiscal 2005	—	(367)	(367)

Restructuring reserve as of March 31, 2005	$229	$65	$294

(5)	TREASURY STOCK TRANSACTIONS:

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock at prices and pursuant to other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2005, the Company has 475,324 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 241,800 shares for $7,977,000 (excluding the shares purchased pursuant to the tender offer discussed below) and 184,300 shares for $5,687,000 in fiscal 2005 and fiscal 2004, respectively.

On January 31, 2005, the Company announced that its Board of Directors approved the initiation of a modified Dutch auction tender offer by the Company to purchase up to 1,500,000 shares of its outstanding common stock at a price of not less than $30.00 per share nor in excess of $35.00 per share. The tender offer commenced on February 3, 2005 and expired on March 4, 2005. As a result of the tender offer, the Company purchased 1,739,760 shares of its Common Stock at a purchase price of $35.00 per share, or a total of $60,892,000, and paid related transaction costs of $135,000. The 1,739,760 shares purchased were comprised of the 1,500,000 shares the Company offered to purchase and 239,760 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $35.00 per share was 86.58%. All shares purchased in the tender offer received the same price.

On June 24, 2002, the Company purchased an aggregate of 1,100,000 shares of its common stock from its Chairman, members of his family and a trust for members of his family. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of three independent

Back to Contents

directors. The Special Committee retained an independent investment bank which rendered a fairness opinion. The Special Committee unanimously recommended that the Company’s Board of Directors authorize the purchase, and the Board of Directors, other than its Chairman who was not present at the meeting, unanimously authorized the purchase. The total amount of this transaction was $36,510,000.

(6)	STOCK OPTION PLANS:

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through February 2014 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2005, options to acquire 1,965,000 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (“2000 Plan”), non-qualified stock options to purchase up to 300,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 6,000 shares of the Company’s common stock are to be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2001 to 2005. Each option will expire ten years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2005, options to acquire 201,000 shares were available for grant under the 2000 Plan.

Under the terms of the 1994 Equity Compensation Plan (“1994 Plan”), the Committee had the ability to grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights or combinations thereof to officers and other employees through November 2004. Each option granted under the 1994 Plan will expire no later than ten years after the grant date and options may be exercised at the rate of 25% per year commencing one year after the date of grant. Since the period of time during which options may be granted under the 1994 Plan expired on November 4, 2004, there are no options available for grant under the 1994 Plan as of March 31, 2005.

Transactions from April 1, 2002 through March 31, 2005 under the above plans were as follows:

	Number of Shares	Option Price per Share	Weighted Average Price	Weighted Average Life Remaining

Options outstanding at April 1, 2002	2,720,301	$11.42 – 22.09	$16.07	7.2 years
Granted	169,500	21.67 – 24.40	22.90
Exercised	(377,391)	11.42 – 22.00	15.43
Canceled	(117,339)	12.71 – 21.70	15.96

Options outstanding at March 31, 2003	2,395,071	12.71 – 24.40	16.67	6.6 years
Granted	354,462	23.58 – 31.25	24.92
Exercised	(469,369)	12.88 – 22.75	15.72
Canceled	(177,178)	12.88 – 26.00	20.76

Options outstanding at March 31, 2004	2,102,986	12.71 – 31.25	17.92	6.4 years
Granted	361,000	29.70 – 35.00	33.63
Exercised	(580,920)	13.09 – 23.83	16.30
Canceled	(36,050)	14.33 – 34.12	25.80

Options outstanding at March 31, 2005	1,847,016	$12.71 – 35.00	$21.35	5.5 years

Options exercisable at March 31, 2005	1,129,068	$12.71 – 31.25	$17.13

The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $11.78, $11.80 and $9.24 per share, respectively.

Back to Contents

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.50 – $14.00	67,103	3.8	$13.11	67,103	$13.11
$14.01 – $17.50	715,933	5.4	$15.55	630,044	$15.40
$17.51 – $21.00	309,059	4.1	$18.74	300,059	$18.73
$21.01 – $24.50	327,746	7.5	$23.41	111,088	$23.02
$24.51 – $28.00	27,475	7.9	$25.66	8,274	$25.83
$28.01 – $31.50	70,000	7.5	$30.21	12,500	$29.91
$31.51 – $35.00	329,700	4.6	$33.78	—	—

	1,847,016	5.5	$21.35	1,129,068	$17.13

(7)	RETIREMENT BENEFIT PLANS:

Profit Sharing Plans

The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of its employees as of March 31, 2005. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2005, 2004 and 2003 was $2,475,000, $2,894,000 and $2,635,000, respectively.

Pension Plan

The Company’s Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by participation in an existing defined contribution profit sharing and 401(k) plan.

Postretirement Medical Plan

The Company’s Cleo subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan was frozen to new participants prior to Crystal’s acquisition by the Company.

The Company uses a March 31 measurement date for all pension and postretirement medical plans.

Back to Contents

The following provides a reconciliation of benefit obligations and plan assets (in thousands):

	March 31,

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Change in plan assets:

Fair value of plan assets at beginning of year	$4,495	$4,788	$—	$—
Actual return on plan assets	133	730	—	—
Benefits paid from plan assets	(315)	(1,023)	—	—

Fair value of plan assets at end of year	4,313	4,495	—	—

Change in benefit obligation:

Benefit obligation at beginning of year	1,268	2,304	966	1,452
Interest cost	63	111	50	86
Actuarial loss (gain) and other adjustments	70	(124)	(131)	80
Benefits paid	(315)	(1,023)	(47)	(43)
Gain due to terminations	—	—	—	(609)

Benefit obligation at end of year	1,086	1,268	838	966

Funded status	3,227	3,227	(838)	(966)
Unrecognized net gain	—	—	59	72

Prepaid benefit cost/(accrued obligation) recognized in the consolidated balance sheet	$3,227	$3,227	$(897)	$(894)

The following table summarizes the assumptions of the defined benefit pension plan and the postretirement medical plan:

	For the Years Ended March 31,

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.0%	4.8%	6.0%	6.0%
Expected return on plan assets	3.3%	7.0%	—	—

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.0%	5.0%	6.0%	6.0%

Assumed health care cost trend rates:
Initial rate assumed for next year			18.0%	20.0%
Ultimate rate			6.0%	6.0%
Years to ultimate rate			12	14

The expected return on plan assets rate was developed considering historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations.

Back to Contents

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost	$5	$(5)
Effect on postretirement benefit obligation	90	(79)

Net periodic pension and postretirement medical costs (benefits) include the following components (in thousands):

	For the Years Ended March 31,

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Interest cost	$63	$111	$50	$86
Expected return on plan assets	(148)	(335)	—	—
Amortization of gain due to terminations	—	—	—	(609)
Recognition of net (gain) or loss	85	(543)	—	—

Benefit cost (credit)	$—	$(767)	$50	$(523)

The pension plan’s weighted average asset allocations at March 31, 2005 and 2004, by asset category are as follows:

	% of Total at March 31,

	2005	2004

Annuities	100%	100%

The Company intends to maintain the current asset allocations in the future.

The goal of the Company’s investment policy is to have sufficient assets to fund pension obligations when they become due and achieve the required return within acceptable levels of risk.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The impact of the Act on the Company’s postretirement plan resulted in a decrease in the plan’s accrued benefit obligation of $116,000 and net periodic benefit cost of $7,000 for fiscal 2005.

(8)	INCOME TAXES:

Income from continuing operations before income tax expense was as follows:

	For the Years Ended
	March 31,

	2005	2004	2003

United States	$31,866	$32,990	$31,166
Foreign	15,252	13,307	8,844

	$47,118	$46,297	$40,010

Back to Contents

The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

	For the Years Ended March 31,

	2005	2004	2003

(in thousands)

Current:
Federal	$12,550	$12,803	$13,922
State	535	847	146
Foreign	2,674	2,222	1,449

	15,759	15,872	15,517

Deferred:
Federal	298	795	(1,284)
State	369	(220)	(69)

	667	575	(1,353)

	$16,426	$16,447	$14,164

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended
	March 31,

	2005	2004	2003

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.2	.9	.5
Other	(1.3)	(.4)	(.1)

	34.9%	35.5%	35.4%

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $2,430,000 in fiscal 2005, $1,158,000 in fiscal 2004, and $969,000 in fiscal 2003.

Back to Contents

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2005 and 2004:

	March 31,

	2005	2004

(in thousands)

Deferred income tax assets:
Accounts receivable	$512	$1,069
Inventories	4,292	2,518
Accrued expenses	5,010	5,296
State net operating loss and credit carryforwards	9,071	8,725
Other	1,063	2,368

	19,948	19,976
Valuation allowance	(8,771)	(8,425)

	11,177	11,551

Deferred income tax liabilities:
Property, plant and equipment	6,139	5,969
Unremitted earnings of foreign subsidiaries	1,428	1,643
Other	2,482	2,144

	10,049	9,756

Net deferred income tax asset	$1,128	$1,795

At March 31, 2005 and 2004, the Company had potential state income tax benefits of $9,071,000 and $8,725,000, respectively, from net operating loss and credit carryforwards that expire in various years through 2016. At March 31, 2005 and 2004, the Company provided valuation allowances of $8,771,000 and $8,425,000, respectively. The increase in the valuation allowance fo $346,000 and $515,000 in fiscal 2005 and 2004, respectively, was due to the increase in state net operating loss and credit carryforwards, and reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.

On October 22, 2004 the U.S. Government passed The American Jobs Creation Act (the “Act”). The Act provides for certain tax benefits including but not limited to those associated with the reinvestment of foreign earnings in the United States. The Company is currently evaluating the Act and may or may not benefit from such provisions. For the fiscal year ending March 31, 2006 the Company could elect under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which we are a U.S. shareholder. At such time the Company has completed its evaluation it will provide for additional tax expense or benefit, if any, in that period.

(9)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

Long-term debt consisted of the following:

	March 31,

	2005	2004

(in thousands)

4.48% Senior Notes due December 13, 2009	$50,000	$50,000
Other	442	586

	50,442	50,586
Less — current portion	(10,442)	(335)

	$40,000	$50,251

Back to Contents

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The note purchase agreement contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2005.

On April 23, 2004, the Company’s expiring $100,000,000 revolving credit facility was replaced with a $50,000,000 unsecured revolving credit facility with five banks. This facility expires on April 23, 2009. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility currently accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus .75%. The revolving credit facility provides for commitment fees of 0.225% per annum on the daily average of the unused commitment. The loan agreement also contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures. The Company is in compliance with all financial debt covenants as of March 31, 2005.

On April 23, 2004, the Company entered into an extension of its $100,000,000 accounts receivable securitization facility during which time it renewed the facility for a five-year period, expiring on July 25, 2009, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. The agreement permits the sale (and repurchase) of an undivided interest in an accounts receivable pool and the facility limit now has a seasonally- adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly- owned special purpose subsidiary (the “SPS”), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and became a part of the receivables pool. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and provides for commitment fees of 0.225% per annum or the daily average of the unused commitment. This arrangement is accounted for as a financing transaction.

The weighted average interest rate under the revolving credit facilities for the years ended March 31, 2005, 2004 and 2003, was 3.89%, 3.02% and 5.94%, respectively. The average and peak borrowings were $16,088,000 and $64,220,000 for the year ended March 31, 2005 and $30,358,000 and $94,590,000 for the year ended March 31, 2004. Additionally, outstanding letters of credit totaled $8,083,000 and $4,368,000 at March 31, 2005 and 2004, respectively. The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors.

Long-term debt matures as follows:

(in thousands)
2006	$10,442
2007	10,000
2008	10,000
2009	10,000
2010	10,000

Total	$50,442

Back to Contents

(10)	OPERATING LEASES:

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows:

(in thousands)
2006	$7,489
2007	5,892
2008	5,350
2009	4,379
2010	3,790
Thereafter	2,943

Total	$29,843

Rent expense was $9,723,000, $10,324,000 and $8,963,000 in the years ended March 31, 2005, 2004 and 2003, respectively.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable – The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2005 and 2004.

•
Short-term borrowings – Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•	Other long-term obligations – The carrying amounts of these items are a reasonable estimate of their fair value.

•
Foreign currency contracts – The fair value is based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2005 and the fair value of foreign currency contracts was immaterial as of March 31, 2004.

•
Long-term debt – The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2005, the carrying amount of long-term debt was $50,442,000 and the estimated fair value was estimated to be $49,748,000. As of March 31, 2004, the carrying amount of long-term debt was $50,586,000 and the estimated fair value was estimated to be $50,975,000.

(12)	COMMITMENTS AND CONTINGENCIES:

On February 17, 2004, a group of six domestic producers of tissue paper and a labor union jointly filed an antidumping duty petition with the International Trade Administration of the U. S. Department of Commerce (“Commerce Department”) and the U. S. International Trade Commission (“ITC”), in which the petitioners sought the imposition of duties on certain tissue paper products imported from China. The Company, as an importer from China of certain products that were the subject of these investigations, contested the imposition of these duties in proceedings before the ITC and the Commerce Department.

In February 2005, the Commerce Department issued its final determination in which it found that certain tissue paper products are being sold into the United States from China at less than fair value. In March 2005, the ITC

Back to Contents

issued its final determination in which it found that an industry in the United States is materially injured by reason of imports from China of certain tissue paper products. As a result of these determinations, certain tissue paper products imported from China are now subject to the imposition of tissue duties. The Company has filed an appeal of the ITC’s final determination, and this appeal is being litigated before the United States Court of International Trade.

In the fiscal year ended March 31, 2005, the Company imported from China a portion of its requirements for gift tissue products. Given that certain of the gift tissue products that the Company imported from China during the fiscal year ended March 31, 2005 are subject to the imposition of tissue duties, the Company has recognized an expense of approximately $2,300,000, reflecting the Company’s estimated liability for tissue duties relating to these imports. This reserve is based on the deposit rates, as established by the Commerce Department, that were in effect with respect to the time that the subject tissue paper products were imported by the Company. Prior to the ITC’s final determination, the Company expensed approximately $3,100,000 for the possible imposition of tissue duties, including approximately $800,000 pertaining to products imported by the Company prior to September 21, 2004. This expense was adjusted to $2,300,000 in the fourth quarter based upon the ITC’s final determination, which had the effect of eliminating the possible imposition of tissue duties with respect to tissue products imported prior to September 21, 2004.

The amount of the Company’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the products were imported by the Company, will be determined at the time of “liquidation” of the applicable entries by United States Customs & Border Protection. With respect to the fiscal year ending March 31, 2006, the Company does not intend to import from China any tissue paper products that are subject to the imposition of tissue duties pursuant to the aforementioned final determinations of the Commerce Department and the ITC.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(13)	SEGMENT DISCLOSURE:

The Company operates in a single reporting segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers. CSS conducts substantially all of its business in the United States.

The Company’s detail of revenues from its various products is as follows:

	For the Years Ended
	March 31,

	2005	2004	2003

(in thousands)

Christmas	$329,540	$325,597	$316,464
Everyday	145,486	148,017	139,197
Other seasonal	61,336	65,735	77,154

Total	$536,362	$539,349	$532,815

One customer accounted for sales of $138,232,000, or 25.8% of total sales in fiscal 2005, $114,469,000, or 21.2% of total sales in fiscal 2004 and $107,915,000, or 20.3% in fiscal 2003. One other customer accounted for sales of $57,593,000 or 10.7% of total sales in fiscal 2005, $66,815,000, or 12.4% of total sales in fiscal 2004, and $55,132,000, or 10.4% in fiscal 2003.

(14)	ACCOUNTING PRONOUNCEMENTS:

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The statement requires that the fair value of the liability for an asset retirement obligation be

Back to Contents

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires all Variable Interest Entities (“VIE”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46 (“FIN 46R”), delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. FIN 46R requires certain disclosures of an entity’s relationship with VIEs. FIN 46R was effective for companies with interests in VIEs or potential VIEs (commonly referred to as special-purpose entities, or SPEs) for periods ending after December 15, 2003. FIN 46R was effective for companies with all other types of entities (i.e. non-SPEs) for periods ending after March 15, 2004. The adoption of FIN 46R had no impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. This statement is

Back to Contents

effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires certain financial instruments that were previously presented as equity or as temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 for new or modified financial instruments on June 1, 2003. The adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosures beginning with its fiscal year ending March 31, 2004.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of SFAS No. 151 on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance exists if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company had expected to adopt this standard as required in the second quarter of fiscal 2006 (quarter ended September 2005), however the Securities and Exchange Commission in April 2005 issued a rule that allows companies to delay adoption, and as a result, the Company expects to adopt this standard in the first quarter of fiscal 2007 (quarter ending June 2006). The statement applies to all awards granted after the effective date and to awards modified, repurchased, or canceled after that date. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty. However, had the Company adopted this statement in prior periods, the effect of adoption on net income and earnings per share would have approximated the amounts shown in the pro forma information included in Note 1, Summary of Significant Accounting Policies.

Back to Contents

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED):

(in thousands, except per share amounts)

2005	Quarters

	First	Second	Third	Fourth

Net sales	$49,555	$181,711	$247,169	$57,927

Gross profit	13,494	49,158	62,513	13,659

Net (loss) income	$(4,407)	$15,613	$23,971	$(4,485)

Net (loss) income per common share:
Basic	$(.37)	$1.31	$2.01	$(.38)

Diluted	$(.37)	$1.24	$1.91	$(.38)

2004	Quarters

	First	Second	Third	Fourth

Net sales	$58,290	$179,162	$247,394	$54,503

Gross profit	15,129	48,048	70,951	9,343

Net (loss) income	$(4,039)	$14,216	$27,397	$(7,724)

Net (loss) income per common share:
Basic	$(.35)	$1.21	$2.31	$(.65)

Diluted	$(.35)	$1.15	$2.18	$(.65)

The seasonal nature of CSS’ business has historically resulted in comparatively lower sales and operating losses in the first and fourth quarters and comparatively higher shipment levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Back to Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and procedures.

(b) Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our chief executive officer and chief financial officer, the Company assessed the effectiveness of its internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005.

(c) Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities Exchange Commission under the Exchange Act) during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CSS Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing

Back to Contents

such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CSS Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended March 31, 2005, and the related financial statement schedule, and our report dated May 26, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, Pennsylvania
May 26, 2005

Item 9B. Other Information.

None

Back to Contents

Part III

Item 10. Directors and Executive Officers of the Registrant.

See “ELECTION OF DIRECTORS”, “OUR EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 11. Executive Compensation.

See “EXECUTIVE COMPENSATION” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

See “CSS SECURITY OWNERSHIP” and “DISCLOSURE WITH RESPECT TO CSS’ EQUITY COMPENSATION PLANS” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

See “CERTAIN TRANSACTIONS” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See “OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, THEIR FEES AND THEIR ATTENDANCE AT THE ANNUAL MEETING” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be incorporated herein by reference.

Back to Contents

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income — for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation filed December 5, 1990. (1) (Exhibit 3.1)

3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992. (2) (Exhibit 3.2)

3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991. (3) (Exhibit 3.2)

3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993. (2) (Exhibit 3.5)

3.5	By-laws of the Company, as amended to date (as last amended January 15, 2004). (13) (Exhibit 3.5)

3.6	Amendment to Restated Certificate of Incorporation filed August 4, 2004. (14) (Exhibit 3.1)

3.7	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004). (14) (Exhibit 3.2)

Material Contracts

10.1
Asset Purchase Agreement, dated February 8, 2002, among Berwick Industries LLC, Daylight Acquisition Corp., Lion Ribbon Company, Inc., C. M. Offray & Son, Inc., CVO Corporation (Delaware), C.M. Offray & Son (Hong Kong) Limited, Claude V. Offray, Jr., Claude V. Offray III, and Denise A. Offray. (9) (Exhibit 2.1)

10.2	Amendment No. 1 to Asset Purchase Agreement dated March 15, 2002. (9) (Exhibit 2.2)

10.3	Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001. (10) (Exhibit 10.9)

Back to Contents

10.4	Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001. (10) (Exhibit 10.10)

10.5	First Amendment to Receivables Purchase Agreement dated as of August 24, 2001. (10) (Exhibit 10.12)

10.6	First Amendment to Purchase and Sale Agreement dated as of August 24, 2001. (10) (Exhibit 10.13)

10.7	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors. (10) (Exhibit 10.14)

10.8	Stock Purchase Agreement, dated October 18, 2002, among Cleo Inc and the individuals and trusts constituting all of the shareholders of Crystal Creative Products, Inc. (11) (Exhibit 2.1)

10.9	$50,000,000 4.48% Senior Notes due December 13, 2009 Note Purchase Agreement dated December 12, 2002. (12) (Exhibit 10.17)

10.10	Amended and Restated Loan Agreement dated April 23, 2004. (14) (Exhibit 10.1)

10.11	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003. (14) (Exhibit 10.2)

10.12	Third Amendment to Purchase and Sale Agreement dated June 1, 2004. (14) (Exhibit 10.3)

10.13	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003. (14) (Exhibit 10.4)

10.14	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004. (14) (Exhibit 10.5)

10.15	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004. (14) (Exhibit 10.6)

10.16	First Amendment to Note Purchase Agreements dated October 27, 2004. (14) (Exhibit 10.8)

*10.17	Amendment to Amended and Restated Loan Agreement dated January 27, 2005.

Management Contracts, Compensatory Plans or Arrangements

10.18	CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Agreements, dated March 3, 1993, with certain executive officers of the Company. (2) (Exhibit 10.15)

10.19	CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994. (4) (Exhibit 10.14)

10.20	CSS Industries, Inc. Annual Incentive Compensation Arrangement, Administrative Guidelines, dated March 15, 1993 (as amended January 1, 2000). (8) (Exhibit 10.11)

10.21	The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 15, 1993. (2) (Exhibit 10.28)

10.22	1994 Amendment to The Paper Magic Group, Inc. Management Incentive Bonus Program, Administrative Guidelines, dated March 2, 1994. (4) (Exhibit 10.26)

10.23	Berwick Industries, Inc. Incentive Bonus Plan, dated January 1, 1994. (4) (Exhibit 10.27)

10.24	Cleo Inc Management Incentive Plan, dated March 7, 1996. (5) (Exhibit 10.23)

10.25	Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996. (6) (Exhibit 10.26)

10.26	The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996. (6) (Exhibit 10.27)

10.27	Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996. (7) (Exhibit 10.18)

Back to Contents

10.28	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002). (13) (Exhibit 10.29)

10.29	CSS Industries, Inc. 2004 Equity Compensation Plan. (14) (Exhibit 10.7)

10.30	Employment Agreement dated as of December 1, 2004 between CSS Industries, Inc. and Richard L. Morris. (15) (Exhibit 10.1)

Other

*21.	List of Significant Subsidiaries of the Registrant.

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

Back to Contents

Footnotes to List of Exhibits

(1)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1992 and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to Form 8-K (No. 1-2661) dated March 15, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K/A (No. 1-2661) for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K (No. 1-2661) dated October 18, 2002 and incorporated herein by reference.

(12)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K (No. 1-2661) for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to Form 10-Q (No. 1-2661) dated November 8, 2004 and incorporated herein by reference.

(15)	Filed as an exhibit to Form 10-Q (No. 1-2661) dated January 26, 2005 and incorporated herein by reference.

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

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions

	Balance	Charged
	at	to Costs	Charged				Balance
	Beginning	and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period

Year ended March 31, 2005
Doubtful accounts receivable-customers	$1,335	$643	$—		$1,044	(c)	$934
Accrued restructuring expenses	769	2,537	—		2,707	(d)	599

Year ended March 31, 2004
Doubtful accounts receivable-customers	$1,812	$768	$—		$1,245	(c)	$1,335
Accrued restructuring expenses	1,115	—	1,672	(b)	2,018	(d)	769

Year ended March 31, 2003
Doubtful accounts receivable-customers	$1,549	$1,521	$237	(a)	$1,495	(c)	$1,812
Accrued restructuring expenses	4,541	—	—		3,426	(d)	1,115

Notes:	(a)	Balance at acquisition of Crystal.

(b)	Represents finalization of the Crystal plan for restructuring.

(c)	Includes amounts written off as uncollectible, net of recoveries.

(d)	Includes payments and non cash reductions further described in Note 3 of the accompanying consolidated financial statements.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.

Registrant

Dated: May 26, 2005	By	/s/ David J. M. Erskine

David J. M. Erskine, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 26, 2005	/s/ David J. M. Erskine

David J. M. Erskine, President and Chief Executive Officer (principal executive officer and a director)

Dated: May 26, 2005	/s/ Clifford E. Pietrafitta

Clifford E. Pietrafitta, Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 26, 2005	/s/ Jack Farber

Jack Farber, Director

Dated: May 26, 2005	/s/ Scott A. Beaumont

Scott A. Beaumont, Director

Dated: May 26, 2005	/s/ James H. Bromley

James H. Bromley, Director

Dated: May 26, 2005	/s/ Stephen V. Dubin

Stephen V. Dubin, Director

Dated: May 26, 2005	/s/ Leonard E. Grossman

Leonard E. Grossman, Director

Dated: May 26, 2005	/s/ James E. Ksansnak

James E. Ksansnak, Director

Dated: May 26, 2005	/s/ Rebecca C. Matthias

Rebecca C. Matthias, Director

Dated: May 26, 2005	/s/ Michael L. Sanyour

Michael L. Sanyour, Director