Form 10-Q
period 2005-06-30
CSS INDUSTRIES INC
filed 2005-08-03
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549


                                    FORM 10-Q
                                    ---------



For the Quarter Ended                              Commission file number 1-2661
    June 30, 2005
---------------------


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

As of July 20, 2005, there were 10,458,565 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----



PART I - FINANCIAL INFORMATION
------------------------------


                                                                       PAGE NO.
                                                                       --------

Item 1.  Financial Statements (Unaudited)

Consolidated  Statements of Operations  and  Comprehensive  Loss -
Three months ended June 30, 2005 and 2004                                 3

Condensed Consolidated Balance Sheets - June 30, 2005 and
March 31, 2005                                                            4

Consolidated  Statements  of Cash Flows - Three  months ended
June 30, 2005 and 2004                                                    5

Notes to Consolidated Financial Statements                               6-12

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               13-16

Item 3. Quantitive and Qualitative Disclosures About Market Risk         16

Item 4. Controls and Procedures                                          16


PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings                                               17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 6.  Exhibits                                                        18

Signatures                                                               19

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          ------------------------------------------------------------
                                   (Unaudited)


(In thousands, except
 per share data)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                           ------------------------------
                                                                                             2005                   2004
                                                                                             ----                   ----

SALES                                                                                      $57,494                $49,555
                                                                                           -------                -------

COSTS AND EXPENSES
   Cost of sales                                                                            42,765                 36,061
   Selling, general and administrative expenses                                             19,985                 20,175
   Interest expense, net                                                                       442                    417
   Other income, net                                                                            (5)                  (235)
                                                                                           -------                -------

                                                                                            63,187                 56,418
                                                                                           -------                -------

LOSS BEFORE INCOME TAXES                                                                    (5,693)                (6,863)

INCOME TAX BENEFIT                                                                          (2,038)                (2,456)
                                                                                           -------                -------

NET LOSS                                                                                   $(3,655)               $(4,407)
                                                                                           =======                =======

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                                $  (.35)               $  (.37)
                                                                                           =======                =======

WEIGHTED AVERAGE BASIC AND DILUTED SHARES
    OUTSTANDING                                                                             10,415                 11,894
                                                                                           =======                =======

CASH DIVIDENDS PER SHARE OF COMMON STOCK                                                   $   .12                $   .10
                                                                                           =======                =======

------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS
    Net loss                                                                               $(3,655)               $(4,407)
    Foreign currency translation adjustment                                                     (3)                     2
                                                                                           -------                -------
    Comprehensive loss                                                                     $(3,658)               $(4,405)
                                                                                           =======                =======

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                                                June 30,               March 31,
                                                                                  2005                   2005
                                                                               ---------               ---------
         ASSETS
         ------

CURRENT ASSETS
    Cash and cash equivalents                                                  $   4,916               $  57,333
    Accounts receivable, net                                                      45,404                  37,273
    Inventories                                                                  147,932                 101,867
    Deferred income taxes                                                          7,834                   8,199
    Other current assets                                                          15,540                  13,945
                                                                               ---------               ---------

        Total current assets                                                     221,626                 218,617
                                                                               ---------               ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                                74,704                  75,402
                                                                               ---------               ---------

OTHER ASSETS
    Goodwill                                                                      30,952                  30,952
    Intangible assets, net                                                         4,493                   4,516
    Other                                                                          4,203                   4,419
                                                                               ---------               ---------

        Total other assets                                                        39,648                  39,887
                                                                               ---------               ---------

        Total assets                                                           $ 335,978               $ 333,906
                                                                               =========               =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES
    Notes payable                                                              $   4,400               $       -
    Current portion of long-term debt                                             10,187                  10,442
    Accrued customer programs                                                     11,695                  13,628
    Other current liabilities                                                     47,797                  42,669
                                                                               ---------               ---------

        Total current liabilities                                                 74,079                  66,739
                                                                               ---------               ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                            40,000                  40,000
                                                                               ---------               ---------

LONG-TERM OBLIGATIONS                                                              3,648                   3,607
                                                                               ---------               ---------

DEFERRED INCOME TAXES                                                              7,141                   7,071
                                                                               ---------               ---------

STOCKHOLDERS' EQUITY                                                             211,110                 216,489
                                                                               ---------               ---------

        Total liabilities and stockholders' equity                             $ 335,978               $ 333,906
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                        -------------------------------
                                                                                          2005                   2004
                                                                                        --------               --------
 Cash flows from operating activities:
    Net loss                                                                            $ (3,655)              $ (4,407)
                                                                                        --------               --------
    Adjustments to reconcile net loss to net cash used for
         operating activities:
         Depreciation and amortization                                                     3,467                  3,447
         Provision for doubtful accounts                                                    (166)                   114
         Deferred tax provision                                                              435                    252
         Loss on sale of assets                                                                1                      6
         Compensation expense related to stock options                                         -                    165
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                   (7,965)                 2,729
             Increase in inventory                                                       (46,065)               (51,812)
             Increase in other assets                                                     (1,414)                (2,076)
             Increase in other current liabilities                                         6,363                  6,542
             Decrease in accrued taxes                                                    (2,666)                (2,774)
                                                                                        --------               --------

                Total adjustments                                                        (48,010)               (44,804)
                                                                                        --------               --------

             Net cash (used for) operating activities                                    (51,665)               (49,211)
                                                                                        --------               --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                             (2,865)                (1,889)
    Proceeds from sale of assets                                                             155                      2
                                                                                        --------               --------

             Net cash (used for) investing activities                                     (2,710)                (1,887)
                                                                                        --------               --------

Cash flows from financing activities:
     Payments on long-term obligations                                                      (256)                  (111)
     Borrowings on notes payable                                                          10,335                      -
     Repayments on notes payable                                                          (5,935)                     -
     Dividends paid                                                                       (1,255)                (1,190)
     Purchase of treasury stock                                                           (2,452)                (2,466)
     Proceeds from exercise of stock options                                               1,524                  3,390
                                                                                        --------               --------

             Net cash provided by (used for) financing activities                          1,961                   (377)
                                                                                        --------               --------

Effect of exchange rate changes on cash                                                       (3)                     2
                                                                                        --------               --------
Net (decrease) in cash and cash equivalents                                              (52,417)               (51,473)

Cash and cash equivalents at beginning of period                                          57,333                 93,191
                                                                                        --------               --------
Cash and cash equivalents at end of period                                              $  4,916               $ 41,718
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 2005
                                  -------------
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Basis of Presentation -
     ---------------------

     CSS Industries, Inc. (collectively with its subsidiaries, "CSS" or the "Company") has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

     Reclassification -
     ----------------

     Certain prior period amounts have been reclassified to conform with the current period presentation.

     Foreign Currency Translation and Transactions -
     ---------------------------------------------

     Translation adjustments are charged or credited to a separate component of stockholders' equity. Gains and losses on foreign currency transactions are not material and are included in other income, net in the consolidated statements of operations.

     Use of Estimates -
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. Such estimates pertain to the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting and resolution of litigation and other proceedings. Actual results could differ from those estimates.

     Inventories -
     -----------

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

                                                      June 30,     March 31,
                                                        2005         2005
                                                     ---------     ---------

         Raw material............................    $  32,077     $  27,089
         Work-in-process.........................       34,964        29,357
         Finished goods..........................       80,891        45,421
                                                     ---------     ---------
                                                     $ 147,932     $ 101,867
                                                     =========     =========

     Revenue Recognition -
     -------------------

     The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

     Stock-Based Compensation -
     ------------------------

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased as follows:

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                              -------------------------
       (in thousands, except per share data)                                    2005              2004
                                                                                ----              ----

       Net loss, as reported....................................              $(3,655)          $(4,407)
       Add: Total stock-based employee compensation
           expense included in the determination of net
           loss, as reported....................................                    -               165
       Deduct: Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of related
          tax effects...........................................                 (671)             (755)
                                                                              -------           -------
       Pro forma net loss.......................................              $(4,326)          $(4,997)
                                                                              =======           =======

       Loss per share:
       Basic and diluted - as reported..........................                $(.35)            $(.37)
       Basic and diluted - pro forma............................                $(.42)            $(.42)

     Net Loss Per Common Share -
     -------------------------

     The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2005 and 2004 (in thousands, except per share data):

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                ------------------------
                                                                                 2005             2004
                                                                                 ----             ----
      Numerator:
        Net loss......................................................          $(3,655)         $(4,407)
                                                                                =======          =======

      Denominator:
        Weighted average shares outstanding for basic
          loss per common share.......................................           10,415           11,894
        Effect of dilutive stock options..............................                -                -
                                                                                -------          -------
        Adjusted weighted average shares outstanding for
         diluted loss per common share................................           10,415           11,894
                                                                                =======          =======

      Basic and diluted loss per common share.........................            $(.35)           $(.37)

     The effect of dilutive stock options is not reflected as they are anti-dilutive.

     Statements of Cash Flows -
     ------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:
     --------------------------------

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2005, the notional amount of open foreign currency forward contracts was $10,234,000 and the related loss was $188,000.

(3)  BUSINESS RESTRUCTURING:
     ----------------------

     On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit and was substantially completed by December 2004. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office. In fiscal 2005, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $255,000. Additionally, during fiscal 2005, there was an increase in the restructuring reserve related to unutilized office space in the amount of $177,000. As of the end of fiscal 2005, the Company communicated termination of employment to 33 employees. Payments for termination costs of $83,000 and payments for facility exit costs of $111,000 were made in the quarter ended June 30, 2005. As of June 30, 2005, the remaining liability of $111,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2006.

     Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

                                                                              Contractual
                                                           Termination      Obligations and
                                                             Costs         Facility Exit Costs     Total
                                                           -----------     -------------------     -----

       Restructuring reserve as of March 31, 2005...........   $ 83              $ 222             $ 305
       Cash paid - fiscal 2006..............................    (83)              (111)             (194)
                                                               ----              -----             -----
       Restructuring reserve as of June 30, 2005............   $  -              $ 111             $ 111
                                                               ====              =====             =====

     On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. As of the end of fiscal 2005, the Company communicated termination of employment to 89 employees. Manufacturing operations will be moved to other locations of the Company and this project was substantially completed by March 2005. As part of this restructuring plan, the Company accrued $206,000 for severance costs. During the fourth quarter of fiscal 2005, the Company increased the restructuring reserve related to medical benefits for employees providing service until their termination date in the amount of $23,000. Additionally, during the fourth quarter of fiscal 2005, there was an increase in the restructuring reserve related to facility exit costs in the amount of $1,101,000 of which $669,000 was paid as of March 31, 2005 and of which $367,000 related to the write-down of a building in the fourth quarter of fiscal 2005. Payments of $163,000, primarily for severance, were made during the first quarter of fiscal 2006. As of June 30, 2005, the remaining liability of $131,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2006.

     Selected information relating to the Anniston restructuring follows (in thousands):

                                                                 Termination
                                                                    Costs          Facility Exit Costs      Total
                                                                 -----------       -------------------      -----
     Restructuring reserve as of March 31, 2005..............        $ 229                $ 65               $ 294
     Cash paid - fiscal 2006   ..............................          (98)                (65)               (163)
                                                                     -----                ----               -----
     Restructuring reserve as of June 30, 2005...............        $ 131                $  -               $ 131
                                                                     =====                ====               =====

(4)  GOODWILL AND INTANGIBLES:
     ------------------------

     Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its tradenames are indefinite-lived assets.

     The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.

     Included in intangibles assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

                                                                   June 30,      March 31,
                                                                     2005          2005
                                                                   -------       --------
             Tradenames.......................................      $4,290         $4,290
             Non-compete and other............................         203            226
                                                                    ------         ------
                                                                    $4,493         $4,516
                                                                    ======         ======

     Amortization expense related to intangible assets was $23,000 and $37,000 for the three months ended June 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2005 is as follows:

                     Fiscal 2006                   $ 71,000
                     Fiscal 2007                     94,000
                     Fiscal 2008                     38,000
                     Fiscal 2009                          -
                     Fiscal 2010                          -
                                                   --------
                     Total                         $203,000
                                                   ========

(5)  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     On May 25, 2005, the Company's Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission's ("ITC") final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. (The proceedings that led to the imposition of these duties are further described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.) In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo's estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

     The amount of Cleo's actual liability for duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of "liquidation" of the applicable entries by the United States Bureau of Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the decision of the United States Court of International Trade in Cleo's appeal of the ITC's final determination.

     CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations.

(6)  PENSION AND OTHER POSTRETIREMENT OBLIGATIONS:
     --------------------------------------------

     The Company's Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal Creative Products, Inc. ("Crystal") at the time of Cleo's acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by participation in an existing defined contribution profit sharing and 401(k) plan. In the first quarter of fiscal 2006, the Company received the Internal Revenue Service approval letter on termination of the plan. The Company is currently assessing its investment options. The Company's Cleo subsidiary also administers a postretirement medical plan covering certain persons who were former employees of Crystal at the time of Cleo's acquisition of Crystal. The plan was frozen to new participants prior to Crystal's acquisition by the Company.

     The components of net pension and other post-retirement benefit cost are as follows (in thousands):

                                                                             Three Months Ended June 30,
                                                                    ------------------------------------------
                                                                    2005          2004         2005       2004
                                                                    ----          ----         ----       ----
                                                                     Pension Benefits          Other Benefits
                                                                    ------------------         ---------------
           Interest cost...........................................  $16          $ 16          $14        $15
           Expected return on plan assets..........................  (16)          (37)           -          -
                                                                     ---          ----          ---        ---
           Benefit cost (credit)...................................  $ -          $(21)         $14        $15
                                                                     ===          ====          ===        ===

(7)  ACCOUNTING PRONOUNCEMENTS:
     -------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision to SFAS 123. SFAS No. 123R supercedes APB Opinion No. 25. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company had expected to adopt this standard as required in the second quarter of fiscal 2006 (quarter ending September
     2005), however the Securities and Exchange Commission in April 2005 issued a rule that allows companies to delay adoption, and as a result, the Company expects to adopt this standard in the first quarter of fiscal 2007 (quarter ending June 2006). The statement applies to all awards granted after the effective date and to awards modified, repurchased, or canceled after that date. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty. However, had the Company adopted this statement in prior periods, the effect of adoption on net loss and loss per share would have approximated the amounts shown in the pro forma information included in Note 1, Summary of Significant Accounting Policies.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provision of this statement, as applicable, beginning in fiscal 2007.

     In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial position or results of operations.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------

                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


STRATEGIC OVERVIEW
------------------

The Company's business is roughly 75% seasonal (Christmas, Valentines, Easter and Halloween products), with the remainder being everyday product sales. Seasonal products are sold primarily to mass market retailers and the Company typically has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years and there continues to be significant cost pressure in this area as our competitors source certain products overseas and our customers increase direct sourcing from overseas factories. Increasing customer concentration and bargaining power also contribute to price pressure.

The Company is responding to these pressures in a number of ways. First, we have increased our investment in product and packaging design and product knowledge to assure we can continue to provide unique added value to our customers. Secondly, we substantially expanded an office and showroom in the Far East to better meet our customers' buying needs and to be able to provide alternatively sourced products at competitive prices. Lastly, we increased our focus on efficiency and productivity in our North American production and distribution facilities to assure our competitiveness domestically.

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

LITIGATION
----------

On May 25, 2005, the Company's Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission's ("ITC") final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. (The proceedings that led to the imposition of these duties are further described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.) In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo's estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

The amount of Cleo's actual liability for duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of "liquidation" of the applicable entries by United States Bureau of Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the decision of the United States Court of International Trade in Cleo's appeal of the ITC's final determination.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and resolution of litigation and proceedings regarding the duties on tissue products.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
-----------------------------------------------------------------------------

Sales for the three months ended June 30, 2005 increased 16% to $57,494,000 from $49,555,000 in 2004 primarily due to the earlier timing of shipments of ribbons and bows and Halloween products compared to the prior year.

Cost of sales, as a percentage of sales, was 74% in 2005 and 73% in 2004. The increase in cost of sales is primarily due to the mix of tissue, ribbon and bow products shipped, partially offset by improved margins on Halloween and everyday products.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 35% in 2005 and 41% in 2004. The decrease in SG&A expenses, as a percentage of sales, is largely the result of the increase in sales compared to the prior year quarter. On an absolute basis, SG&A declined 1% due to the absence of costs related to the Minneapolis restructuring plan established in the prior year.

Interest expense, net was $442,000 in 2005 and $417,000 in 2004. The increase in interest expense was primarily due to higher borrowing levels as a result of the repurchase of $60,892,000 of the Company's stock in March 2005 and higher interest rates compared to the prior year.

Income taxes, as a percentage of income before taxes, were 36% in 2005 and 2004.

The net loss for the three months ended June 30, 2005 was $3,655,000, or $.35 per diluted share compared to $4,407,000, or $.37 per diluted share in 2004. The decrease in net loss is primarily attributable to the impact of higher sales volume. The disproportionate percentage decrease in loss per share compared to the percentage decrease in net loss is attributable to the impact of the repurchase of 1,739,760 shares of the Company's stock in March 2005 and an additional 73,700 shares in the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2005, the Company had working capital of $147,547,000 and stockholders' equity of $211,110,000. The increase in inventories and other current liabilities and the decrease in cash from March 31, 2005 reflected the normal seasonal inventory build necessary for the fiscal 2006 shipping season. The decrease in stockholders' equity was primarily attributable to the first quarter net loss, treasury share repurchases and payment of the quarterly dividend, partially offset by capital contributed upon exercise of employee stock options.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with approximately 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $50,000,000 revolving credit facility with five banks and a receivable purchase agreement in an amount up to $100,000,000 with an issuer of receivables-backed commercial paper. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financing facilities are available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2005, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and $4,400,000 outstanding under the Company's short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of June 30, 2005, the Company's contractual obligations and commitments are as follows (in thousands):

                                            Less than 1          1-3            4-5         After 5
                                               Year             Years          Years         Years            Total
                                            -----------        -------        -------       -------          -------
   Short-term debt....................        $ 4,400          $     -        $     -        $    -          $ 4,400
   Capital lease obligations..........            140                -              -             -              140
   Operating leases...................          7,193           11,206          8,069         2,148           28,616
   Long-term debt.....................         10,000           20,000         20,000             -           50,000
   Other long-term obligations........             47              653            140         2,855            3,695
                                              -------          -------        -------        ------          -------
                                              $21,780          $31,859        $28,209        $5,003          $86,851
                                              =======          =======        =======        ======          =======

Other long-term obligations consist primarily of medical postretirement liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations represent management's best estimate.

As of June 30, 2005, the Company's other commitments are as follows (in thousands):

                                             Less than 1     1-3          4-5        After 5
                                                Year        Years        Years        Years         Total
                                             -----------    -----        -----       -------       ------
   Letters of credit..................         $8,982       $   -        $   -       $     -       $8,982

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

LABOR RELATIONS
---------------

With the exception of the bargaining units at the gift wrap facility in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 900 employees as of June 30, 2005, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.

On July 22, 2005, the Company announced that its Cleo subsidiary had entered into a new collective bargaining agreement with the labor union representing Cleo's production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, TN. The new labor agreement will remain in effect until December 31, 2007. The collective bargaining agreement with the employees in the Company's Hagerstown ribbon manufacturing facility will expire in December 2005. However, an agreement has been reached to extend the term of the agreement with the labor union representing the Hagerstown-based employees until December 31, 2006.

ACCOUNTING PRONOUNCEMENTS
-------------------------

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." See the notes to the consolidated financial statements for information concerning the Company's implementation and impact of these standards.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2005 has not materially changed from March 31, 2005 (See Item 7A of the Annual Report on Form 10-K).

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management, with the participation of the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and procedures.

(b) Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

On May 25, 2005, the Company's Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission's ("ITC") final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. (The proceedings that led to the imposition of these duties are further described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.) In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo's estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

The amount of Cleo's actual liability for duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of "liquidation" of the applicable entries by the United States Bureau of Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the decision of the United States Court of International Trade in Cleo's appeal of the ITC's final determination.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its consolidated results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

Unregistered Sales of Equity Securities
---------------------------------------

On May 9, 2005, the Company issued 39,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director's exercise of stock options previously granted to such director pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors (the "1995 Plan") and the Company's 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"). The aggregate purchase price for these 39,000 shares of CSS common stock was $707,745, which was paid in cash.

The options granted pursuant to the 1995 Plan and 2000 Plan were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the shares of CSS common stock issued upon exercise of such options were not registered under the Securities Act. The Company believes that the issuance of the options, and the issuance of the aforementioned shares of CSS common stock in connection with the exercise of said options, was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. The recipient had adequate access to information about the Company. The Company did not engage an underwriter in connection with the foregoing stock option grants and stock issuances.

Share Repurchase Program
------------------------

A total of 73,700 shares were repurchased at an average price of $33.21 in the first quarter of fiscal 2006. As of June 30, 2005, there remained an outstanding authorization to repurchase 401,624 shares of outstanding CSS common stock as represented in the table below.

                                                                                                                 Maximum
                                                                                    Total Number of          Number of Shares
                                             Total Number                         Shares Purchased as        that May Yet Be
                                              of Shares        Average Price        Part of Publicly         Purchased Under
                                             Purchased (1)    Paid per Share     Announced Program (2)       the Program (2)
                                             -------------    --------------     ---------------------       -----------------
April 1 through April 30, 2005                     46,900           $34.47               46,900                   428,424
May 1 through May 31, 2005                         13,300            30.64               13,300                   415,124
June 1 through June 30, 2005                       13,500            31.51               13,500                   401,624
                                                   ------           ------               ------                   -------
Total First Quarter                                73,700           $33.21               73,700                   401,624
                                                   ======           ======               ======                   =======

(1) All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2) The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company's common stock (the "Repurchase Program"). Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company's three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of June 30, 2005 was 4,698,376 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.


Item 6.  Exhibits
         --------

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

                                   SIGNATURES
                                   ----------





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               CSS INDUSTRIES, INC.
                                               --------------------
                                               (Registrant)





Date:   August 1, 2005                         By: /s/David J. M. Erskine
                                                   -----------------------------
                                                   David J. M. Erskine
                                                   President and Chief
                                                   Executive Officer



Date:   August 1, 2005                         By: /s/Clifford E. Pietrafitta
                                                   -----------------------------
                                                   Clifford E. Pietrafitta
                                                   Vice President - Finance,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer