Form 10-Q
period 2005-09-30
CSS INDUSTRIES INC
filed 2005-11-09
CIK 20629

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549



                                    FORM 10-Q


For the Quarter Ended                             Commission file number 1-2661
 September 30, 2005
----------------------


                              CSS INDUSTRIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


          Delaware                                             13-1920657
--------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification number)



 1845 Walnut Street, Philadelphia, PA                          19103
---------------------------------------                      ---------
(Address of principal executive offices)                     Zip Code)


                                 (215) 569-9900
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  /X/ Yes / / No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                  /X/ Yes / / No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)
                                                                  / / Yes /X/ No

As of November 7, 2005, there were 10,547,795 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



   PART I - FINANCIAL INFORMATION



                                                                                                  PAGE NO.
                                                                                                  --------
   Item 1.  Financial Statements (Unaudited)

   Consolidated  Statements of Operations and Comprehensive Income - Three and six
   months ended September 30, 2005 and 2004                                                          3

   Condensed Consolidated Balance Sheets - September 30, 2005 and March 31, 2005
                                                                                                     4

   Consolidated  Statements  of Cash Flows - Six months ended  September  30, 2005
   and 2004                                                                                          5

   Notes to Consolidated Financial Statements                                                       6-13

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                                       14-18

   Item 3. Quantitive and Qualitative Disclosures About Market Risk                                  18

   Item 4. Controls and Procedures                                                                   18

   PART II - OTHER INFORMATION

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              19

   Item 4.  Submission of Matters to a Vote of Security Holders                                      19

   Item 6.  Exhibits                                                                                 20

   Signatures                                                                                        21

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)



(In thousands, except
 per share data)

                                                                       Three Months Ended                Six Months Ended
                                                                         September 30,                     September 30,
                                                                    -----------------------          -------------------------
                                                                      2005             2004            2005            2004
                                                                      ----             ----            ----            ----

SALES                                                                $164,043       $181,711         $221,537         $231,266
                                                                     --------       --------         --------         --------

COSTS AND EXPENSES
   Cost of sales                                                      125,676        132,553          168,441          168,614
   Selling, general and administrative expenses                        23,050         24,588           43,035           44,763
   Interest expense, net                                                1,057            709            1,499            1,126
   Other income, net                                                     (130)          (457)            (135)            (692)
                                                                     --------       --------         --------         --------

                                                                      149,653        157,393          212,840          213,811
                                                                     --------       --------         --------         --------

INCOME BEFORE INCOME TAXES                                             14,390         24,318            8,697           17,455

INCOME TAX PROVISION                                                    5,151          8,705            3,113            6,249
                                                                     --------       --------         --------         --------

NET INCOME                                                           $  9,239       $ 15,613         $  5,584          $11,206
                                                                     ========       ========         ========          =======

NET INCOME PER COMMON SHARE
    Basic                                                                $.88          $1.31             $.53             $.94
                                                                         ====          =====             ====             ====
    Diluted                                                              $.84          $1.24             $.51             $.89
                                                                         ====          =====             ====             ====

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                              10,496         11,961           10,455           11,919
                                                                       ======         ======           ======           ======
    Diluted                                                            11,017         12,619           10,966           12,641
                                                                       ======         ======           ======           ======

CASH DIVIDENDS PER SHARE OF COMMON STOCK
                                                                         $.12           $.10             $.24             $.20
                                                                         ====           ====             ====             ====

------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME
    Net income                                                         $9,239         $15,613         $5,584          $11,206
    Foreign currency translation adjustment                                 3               3              -                5
                                                                       ------         -------         ------          -------
    Comprehensive income                                               $9,242         $15,616         $5,584          $11,211
                                                                       ======         =======         ======          =======


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)

                                                                             September 30,            March 31,
                                                                                 2005                    2005
                                                                              -----------           ---------
         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $    6,937               $  57,333
    Accounts receivable, net                                                     126,723                  37,273
    Inventories                                                                  177,812                 101,867
    Deferred income taxes                                                          8,720                   8,199
    Other current assets                                                          17,301                  13,945
                                                                                --------                --------

        Total current assets                                                     337,493                 218,617
                                                                                --------                --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                72,766                  75,402
                                                                                --------                --------

OTHER ASSETS
    Goodwill                                                                      30,952                  30,952
    Intangible assets, net                                                         4,469                   4,516
    Other                                                                          4,151                   4,419
                                                                                --------                --------

        Total other assets                                                        39,572                  39,887
                                                                                --------                --------

        Total assets                                                            $449,831                $333,906
                                                                                ========                ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                             $   76,400               $       -
    Current portion of long-term debt                                             10,175                  10,442
    Accrued customer programs                                                     13,401                  13,628
    Other current liabilities                                                     78,190                  42,669
                                                                                --------                --------

        Total current liabilities                                                178,166                  66,739
                                                                                --------                --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                            40,000                  40,000
                                                                                 -------               ---------

LONG-TERM OBLIGATIONS                                                              3,233                   3,607
                                                                                --------                --------

DEFERRED INCOME TAXES                                                              7,260                   7,071
                                                                                --------               ---------

STOCKHOLDERS' EQUITY                                                             221,172                 216,489
                                                                                --------                --------

        Total liabilities and stockholders' equity                              $449,831                $333,906
                                                                                ========                ========


                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)

                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                         2005                   2004
                                                                                       ---------              ------
 Cash flows from operating activities:
    Net income                                                                         $   5,584               $ 11,206
                                                                                       ---------               --------
    Adjustments to reconcile net income to net cash used for
         operating activities:
         Depreciation and amortization                                                     6,937                  6,888
         Provision for doubtful accounts                                                     339                    177
         Deferred tax (benefit) provision                                                   (332)                   777
         Loss (gain) on sale of assets                                                       174                   (141)
         Compensation expense related to stock options                                       172                    165
         Changes in assets and liabilities:
             Increase in accounts receivable                                             (89,789)              (111,704)
             Increase in inventory                                                       (75,945)               (70,077)
             Increase in other assets                                                     (3,158)                (3,117)
             Increase in other current liabilities                                        36,135                 47,629
                                                                                       ---------              ---------

                Total adjustments                                                       (125,467)              (129,403)
                                                                                       ----------              ---------

             Net cash used for operating activities                                     (119,883)              (118,197)
                                                                                       ----------              ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                             (4,664)                (2,610)
    Proceeds from sale of assets                                                             307                    222
                                                                                       ---------               --------

             Net cash used for investing activities                                       (4,357)                (2,388)
                                                                                       ---------               --------

Cash flows from financing activities:
     Payments on long-term obligations                                                      (267)                   (12)
     Borrowings on notes payable                                                         166,435                 69,485
     Repayments on notes payable                                                         (90,035)               (31,605)
     Dividends paid                                                                       (2,516)                (2,386)
     Purchase of treasury stock                                                           (3,235)                (6,571)
     Proceeds from exercise of stock options                                               3,462                  4,618
                                                                                       ---------               --------

             Net cash provided by financing activities                                    73,844                 33,529
                                                                                       ---------               --------

Effect of exchange rate changes on cash                                                        -                      5
                                                                                       ---------               --------
Net decrease in cash and cash equivalents                                                (50,396)               (87,051)

Cash and cash equivalents at beginning of period                                          57,333                 93,191
                                                                                       ---------              ---------
Cash and cash equivalents at end of period                                             $   6,937              $   6,140
                                                                                       =========              =========

                 See notes to consolidated financial statements.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005
                                   (Unaudited)

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

     Nature of Business -

     CSS is a consumer products company primarily engaged in the design, manufacture and sale to mass market retailers of seasonal, social expression products, including gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-ups and novelties, Easter egg dyes and novelties and educational products. The seasonal nature of CSS' business has historically resulted in lower sales and operating losses in the first and fourth quarters and comparatively higher shipment levels and operating profits in the second and third quarters of the Company's fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

     Foreign Currency Translation and Transactions -

     Translation adjustments are charged or credited to a separate component of stockholders' equity. Gains and losses on foreign currency transactions are not material and are included in other income, net in the consolidated statements of operations.

     Use of Estimates -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. Such estimates pertain primarily to the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting and resolution of litigation and other proceedings. Actual results could differ from those estimates.

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

                                                                September 30,             March 31,
                                                                    2005                    2005
                                                                ------------             ---------
               Raw material............................           $  35,128              $  27,089
               Work-in-process.........................              26,223                 29,357
               Finished goods..........................             116,461                 45,421
                                                                  ---------             ----------
                                                                  $ 177,812              $ 101,867
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

     Stock-Based Compensation -

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased as follows:



                                                                     Three Months Ended             Six Months Ended
                                                                       September 30,                  September 30,
                                                                    --------------------          -------------------
       (in thousands, except per share data)                        2005           2004            2005       2004
                                                                    ----           ----            ----       ----
       Net income, as reported..................................    $9,239        $15,613         $5,584      $11,206
       Add: Total stock-based employee compensation
            expense included in the determination of net
            income as reported, net of related tax effects.......      172             -             172          165
       Deduct: Total stock-based employee
            compensation expense determined under fair
            value based method for all awards, net of
            related tax effects...................................    (755)          (746)        (1,450)      (1,366)
                                                                    ------        -------         ------      -------
       Pro forma net income.....................................    $8,656        $14,867         $4,306      $10,005
                                                                    ======        =======         ======      =======

       Net income per share:
       Basic - as reported......................................      $.88         $1.31            $.53         $.94
       Basic - pro forma........................................      $.82         $1.24            $.41         $.84

       Diluted - as reported....................................      $.84         $1.24            $.51         $.89
       Diluted - pro forma......................................      $.80         $1.19            $.40         $.80

     Net Income Per Common Share -

     The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2005 and 2004 (in thousands, except per share data):


                                                                   Three Months Ended            Six Months Ended
                                                                      September 30,                September 30,
                                                                 ----------------------      ------------------------
                                                                    2005           2004         2005            2004
      Numerator:
        Net income.............................................  $ 9,239        $15,613      $ 5,584          $11,206
                                                                 =======        =======      =======          =======

      Denominator:
        Weighted average shares outstanding for basic
          income per common share..............................   10,496         11,961       10,455           11,919
        Effect of dilutive stock options.......................      521            658          511              722
                                                                 -------        -------      -------          -------
        Adjusted weighted average shares outstanding
          for diluted income per common share..................   11,017         12,619       10,966           12,641
                                                                 =======        =======      =======          =======

      Basic net income per common share........................     $.88          $1.31         $.53             $.94
      Diluted net income per common share......................     $.84          $1.24         $.51             $.89


     Statements of Cash Flows -

     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2005, the notional amount of open foreign currency forward contracts was $17,953,000 and the related loss was $1,208,000.

(3)  BUSINESS RESTRUCTURING:

     On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit and was substantially completed by the first quarter of fiscal 2006. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office. In fiscal 2005, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $255,000. Payments of $343,000 were made for termination costs during fiscal 2005. Additionally, during fiscal 2005, there was an increase in the restructuring reserve related to unutilized office space in the amount of $177,000 of which $161,000 was paid as of March 31, 2005. As of the end of fiscal 2005, the Company communicated termination of employment to 33 employees. Payments for termination costs of $3,000 and $86,000 were made in the quarter and six months ended September 30, 2005, respectively. Payments for facility exit costs of $111,000 and $222,000 were made in the quarter and six months ended September 30, 2005, respectively. During the second quarter, the Company increased the restructuring reserve related primarily to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $34,000. As of September 30, 2005, the remaining liability of $31,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2006.

     Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

                                                                                    Contractual
                                                                 Termination       Obligations and
                                                                   Costs         Facility Exit Costs    Total
                                                                 -----------     -------------------   -------

         Restructuring reserve as of March 31, 2005...........       $ 83              $ 222            $ 305
         Cash paid - fiscal 2006..............................        (86)              (222)            (308)
         Charges to expense - fiscal 2006.....................         34                  -               34
                                                                      ---                 --              ---
         Restructuring reserve as of September 30, 2005.......       $ 31               $  -            $  31
                                                                     ====               ====            =====

     On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. As of the end of fiscal 2005, the Company communicated termination of employment to 89 employees. Manufacturing operations have been moved to other locations of the Company and this project was substantially completed by March 2005. As part of this restructuring plan, the Company accrued $206,000 for severance costs. During the fourth quarter of fiscal 2005, the Company increased the restructuring reserve related to medical benefits for employees providing service until their termination date in the amount of $23,000. Additionally, during the fourth quarter of fiscal 2005, there was an increase in the restructuring reserve related to facility exit costs in the amount of $734,000 of which $669,000 was paid as of March 31, 2005. In addition, in the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $367,000 related to the write-down of a building. Payments of $121,000 and $284,000, primarily for severance, were made during the quarter and six months ended September 30, 2005, respectively. As of September 30, 2005, the remaining liability of $10,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2006.

     Selected information relating to the Anniston restructuring follows (in thousands):


                                                                 Termination
                                                                    Costs             Facility Exit Costs       Total
                                                                 ------------         -------------------       -----
    Restructuring reserve as of March 31, 2005..............        $ 229                   $  65               $ 294
    Cash paid - fiscal 2006   ..............................         (219)                    (65)               (284)
                                                                    -----                   -----               -----
    Restructuring reserve as of September 30, 2005..........        $  10                   $   -               $  10
                                                                    =====                   =====               =====


(4)  GOODWILL AND INTANGIBLES:

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

     Included in intangibles assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

                                                                       September 30,         March 31,
                                                                           2005                2005
                                                                       ------------         -------

             Tradenames.......................................             $4,290              $4,290
             Non-compete and other, net.......................                179                 226
                                                                            -----            --------
                                                                           $4,469              $4,516
                                                                           ======              ======


     Amortization expense related to intangible assets was $24,000 and $38,000 for the quarters ended September 30, 2005 and 2004, respectively, and was $47,000 and $75,000 for the six months ended September 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2005 is as follows (in thousands):

                                Fiscal 2006                       $ 47
                                Fiscal 2007                         94
                                Fiscal 2008                         38
                                Fiscal 2009                          -
                                Fiscal 2010                          -
                                                                  ----
                                Total                             $179
                                                                  ====


(5)  COMMITMENTS AND CONTINGENCIES:

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

(6) PENSION AND OTHER POST-RETIREMENT OBLIGATIONS:

     The Company's Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal Creative Products, Inc. ("Crystal") at the time of Cleo's acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by participation in an existing defined contribution profit sharing and 401(k) plan. In the first quarter of fiscal 2006, the Company received the Internal Revenue Service approval letter on termination of the plan. The Company is in the process of making payments in accordance with the provisions of the plan. During the quarter and six months ended September 30, 2005, the Company recorded a charge of $155,000 related to the incremental cost of annuities that are expected to be purchased in fiscal 2006. The Company's Cleo subsidiary also administers a postretirement medical plan covering certain persons who were former employees of Crystal at the time of Cleo's acquisition of Crystal. The plan was frozen to new participants prior to Crystal's acquisition by the Company.

     The components of net pension and other post-retirement benefit cost are as follows (in thousands):

                                                                            Six Months Ended September 30,
                                                                    --------------------------------------------
                                                                    2005         2004         2005        2004
                                                                    ----         ----         ----        ----
                                                                      Pension Benefits          Other Benefits
                                                                    -------------------      -------------------
           Interest cost........................................... $ 16          $ 32          $28        $29
           Expected return on plan assets..........................  (16)          (74)           -          -
           Other........                                             155             -            -          -
                                                                    ----          ----         ----       ----
           Benefit cost (credit)................................... $155          $(42)         $28        $29
                                                                    ====          ====         ====       ====


                                                                           Three Months Ended September 30,
                                                                   --------------------------------------------
                                                                    2005           2004        2005       2004
                                                                    ----           ----        ----       ----
                                                                      Pension Benefits          Other Benefits
                                                                    -------------------      ------------------
           Interest cost...........................................$   -          $ 16          $14        $14
           Expected return on plan assets..........................    -           (37)           -          -
           Other........                                             155             -            -          -
                                                                    ----          ----          ---        ---
           Benefit cost (credit)................................... $155          $(21)         $14        $14
                                                                    ====          =====         ===        ===


(7)  ACCOUNTING PRONOUNCEMENTS:

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision to SFAS 123. SFAS No. 123R supercedes APB Opinion No. 25. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company had expected to adopt this standard as required in the second quarter of fiscal 2006 (the quarter ending September 2005), however, the Securities and Exchange Commission in April 2005 issued a rule that allows companies to delay adoption, and as a result, the Company expects to adopt this standard in the first quarter of fiscal 2007 (the quarter ending June 2006). The statement applies to all awards granted after the effective date and to awards modified, repurchased, or canceled after that date. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty. However, had the Company adopted this statement in prior periods, the effect of adoption on net income and income per share would have approximated the amounts shown in the pro forma information included in Note 1, Summary of Significant Accounting Policies.

     In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," (FSP No. 109-2). FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on income tax expense and deferred tax liability. The Jobs Act includes a one year reduced tax rate on repatriation of foreign earnings. The Company is currently evaluating the impact of repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $7,000,000 and $12,000,000 with the respective income tax benefit ranging from $300,000 to $900,000. Any repatriation would be made in the fourth quarter of fiscal 2006.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provision of this statement, as applicable, beginning in fiscal 2007.

     In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 had no impact on the Company's financial position or results of operations.

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

Our everyday craft product line has high inherent growth potential due to higher market growth rates. Further, our everyday craft and floral product lines have high inherent growth potential due to our relatively low current market shares. We have established project teams to pursue top line sales growth in these and other areas.

The Company has experienced cost increases in certain key materials. These increases continue to impact fiscal 2006, and management continues to assess ways of reducing material costs in the products it sells.

Historically, significant growth at CSS has come through carefully chosen and executed acquisitions. Management anticipates that it will continue this pursuit in the future.

LITIGATION

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

RESULTS OF OPERATIONS

Seasonality

The seasonal nature of CSS' business has historically resulted in lower sales and operating losses in the first and fourth quarters and comparatively higher shipment levels and operating profits in the second and third quarters of the Company's fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Six Months Ended September 30, 2005 Compared to Six Months Ended
September 30, 2004

Sales for the six months ended September 30, 2005 decreased 4% to $221,537,000 from $231,266,000 in 2004 primarily due to customer requested shipment dates of Christmas orders moving from September to October in the current year.

Cost of sales, as a percentage of sales, was 76% in 2005 and 73% in 2004. The increase in cost of sales is primarily due to increased material and fuel costs and an unfavorable mix of margins on certain Christmas products, partially attributable to timing of shipments. These negative factors were partially offset by improved margins on Halloween and everyday products and specific project related operating efficiencies.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 19% in 2005 and 2004. The decrease in SG&A expenses of $1,728,000, or 4%, over the prior year six months is primarily due to lower compensation costs and the absence of costs related to the Minneapolis restructuring plan established in the prior year.

Interest expense, net was $1,499,000 in 2005 and $1,126,000 in 2004. The increase in interest expense was primarily due to higher borrowing levels as a result of the repurchase of $60,892,000 of the Company's stock in March 2005 offset by cash flows from operations, and higher interest rates compared to the prior year.

Income taxes, as a percentage of income before taxes, were 36% in 2005 and 2004.

The net income for the six months ended September 30, 2005 was $5,584,000, or $.51 per diluted share compared to $11,206,000, or $.89 per diluted share in 2004. The decrease in net income is primarily attributable to the impact of the timing of lower sales volume and higher material and fuel costs.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales for the quarter ended September 30, 2005 decreased 10% to $164,043,000 from $181,711,000 in 2004 primarily due to the earlier timing of shipments of Halloween products in the first quarter and the later timing of Christmas shipments from the second quarter to the third quarter in the current year.

Cost of sales, as a percentage of sales, was 77% in 2005 and 73% in 2004. The increase in cost of sales is primarily due to increased material and fuel costs and an unfavorable mix of product margins compared to the prior year, partially offset by specific project related operating efficiencies.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 14% in 2005 and 2004. The decrease in SG&A expenses of $1,538,000, or 6%, is due primarily to lower compensation costs and the absence of costs related to the Minneapolis restructuring plan established in the prior year.

Interest expense, net was $1,057,000 in 2005 and $709,000 in 2004. The increase in interest expense was primarily due to higher borrowing levels as a result of the repurchase of $60,892,000 of the Company's stock in March 2005 offset by cash flows from operations, and higher interest rates compared to the prior year.

Income taxes, as a percentage of income before taxes, were 36% in 2005 and 2004.

The net income for the three months ended September 30, 2005 was $9,239,000, or $.84 per diluted share compared to $15,613,000, or $1.24 per diluted share in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had working capital of $159,327,000 and stockholders' equity of $221,172,000. The increase in accounts receivable from March 31, 2005 reflects seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2005 reflects the normal seasonal inventory build necessary for the fiscal 2006 shipping season. The increase in stockholders' equity was primarily attributable to the year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with approximately 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $50,000,000 of 4.48% senior notes due ratably in annual installments over five years beginning in December 2005. These financing facilities are available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2005, there was $50,000,000 of long-term borrowings outstanding related to the senior notes and $76,400,000 outstanding under the Company's short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of September 30, 2005, the Company's letter of credit commitments are as follows (in thousands):

                                            Less than 1         1-3           4-5          After 5
                                               Year            Years         Years           Years            Total
                                            -----------     ---------      ---------       --------          -------
  Letters of credit..................        $10,183       $    -         $     -         $    -            $10,183

The Company has letters of credit that guarantee funding of workers compensation claims as well as obligations to certain vendors. Except as discussed in the immediately succeeding paragraph, the Company has no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than its subsidiaries.

In January 2005, the Company amended a $3,500,000 standby letter of credit (the "Standby Letter of Credit") to secure the financial obligations of a Chinese company to such company's bank. The Company provided the Standby Letter of Credit for the benefit of the Chinese company in connection with a Company subsidiary's purchases of imported products from a California-based vendor. The Standby Letter of Credit will expire by its terms on December 31, 2005. The amount of the Standby Letter of Credit is included in the aggregate amount of the Company's letter of credit commitments of less than 1 year specified in the table above, and has been included in similar tables set forth in the Company's most recent Forms 10-K and 10-Q. Based upon recent discussions among representatives of the Company, the vendor and the Chinese company, the Company anticipates that the Chinese company's obligations to its bank will be paid in full prior to December 15, 2005, and the Company does not expect any amounts to be drawn under the Standby Letter of Credit.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS

With the exception of the bargaining units at the gift wrap facility in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 900 employees as of September 30, 2005, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo's production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, TN remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the Hagerstown-based employees remains in effect until December 31, 2006.

ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." See the notes to the consolidated financial statements for information concerning the Company's implementation and impact of these standards.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to expected future earnings and financial performance. Forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management as to future events and financial performance with respect to the Company's operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs, the impact to the Company's operations attributable to Hurricanes Katrina and Rita, currency risks and other risks associated with international markets, risks associated with financial guarantees or other arrangements securing the obligations of third parties, risks associated with acquisitions, including acquisition integration costs, the Company's ability to integrate and derive the expected benefits from recent acquisitions, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and elsewhere in the Company's SEC filings. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2005 has not materially changed from March 31, 2005 (See Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

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

(b) Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 21,700 shares were repurchased at an average price of $36.07 in the second quarter of fiscal 2006. As of September 30, 2005, there remained an outstanding authorization to repurchase 379,924 shares of outstanding CSS common stock as represented in the table below.

                                                                                                                 Maximum
                                                                                    Total Number of          Number of Shares
                                             Total Number                         Shares Purchased as        that May Yet Be
                                              of Shares        Average Price        Part of Publicly         Purchased Under
                                             Purchased (1)    Paid per Share     Announced Program (2)        the Program (2)
                                            --------------    --------------     ---------------------      ------------------
July 1 through July 31, 2005                            -          $    -                     -                   401,624
August 1 through August 31, 2005                   21,700           36.07                21,700                   379,924
September 1 through September 30, 2005                  -               -                     -                   379,924
                                                   ------          ------                ------                   -------
Total Second Quarter                               21,700          $36.07                21,700                   379,924
                                                   ======          ======                ======                   =======

(1) All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2) The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company's common stock (the "Repurchase Program"). Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company's three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of September 30, 2005 was 4,720,076 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the registrant was held on August 2, 2005. The only matter voted upon at the annual meeting was the election of Directors. The following were elected to serve as Directors of the registrant until the next annual meeting and until their successors shall be elected and qualify:

                                                                              SHARES OF VOTING STOCK
                                                                       ---------------------------------------
                                                                            FOR                      WITHHELD
                                                                       ---------------------------------------

                      Scott A. Beaumont                                   9,896,154                    13,903
                      James H. Bromley                                    9,544,705                   365,352
                      David J. M. Erskine                                 9,800,698                   109,359
                      Jack Farber                                         9,800,661                   109,396
                      Leonard E. Grossman                                 9,835,570                    74,487
                      James E. Ksansnak                                   9,735,730                   174,327
                      Rebecca C. Matthias                                 9,757,636                   152,421


Item 6.  Exhibits

         Exhibit 10.1 Employment Agreement dated as of July 11, 2005 between CSS Industries, Inc. and William G. Kiesling.

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






                                             CSS INDUSTRIES, INC.
                                             (Registrant)





Date:   November 9, 2005                     By: /s/David J. M. Erskine
                                                 ------------------------
                                                 David J. M. Erskine
                                                 President and Chief
                                                 Executive Officer



Date:   November 9, 2005                     By: /s/Clifford E. Pietrafitta
                                                 -------------------------------
                                                 Clifford E. Pietrafitta
                                                 Vice President - Finance and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)