Form 10-Q
period 2005-12-31
CSS INDUSTRIES INC
filed 2006-02-07
CIK 20629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period dated December 31, 2005
                               -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer / /   Accelerated filer /x/   Non-accelerated filer  / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 126-2 of the Exchange Act.)                               / / Yes   /x/ No

As of January 30, 2006, there were 10,466,664 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

                                                                                      PAGE NO.
   PART I - FINANCIAL INFORMATION                                                     --------
   Item 1.  Financial Statements (Unaudited)

   Consolidated  Statements of  Operations  and  Comprehensive  Income - Three and
   nine months ended December 31, 2005 and 2004                                          3

   Condensed Consolidated Balance Sheets - December 31, 2005 and March 31, 2005          4

   Consolidated  Statements  of Cash Flows - Nine months  ended  December 31, 2005
     and 2004                                                                            5

   Notes to Consolidated Financial Statements                                           6-13

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                           14-18

   Item 3. Quantitive and Qualitative Disclosures About Market Risk                      18

   Item 4. Controls and Procedures                                                       18

   PART II - OTHER INFORMATION

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                19-20

   Item 5.  Other Information                                                            20

   Item 6.  Exhibits                                                                     21

   Signatures                                                                            22


                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
         --------------------------------------------------------------
                                   (Unaudited)



(In thousands, except
 per share data)

                                                        Three Months Ended              Nine Months Ended
                                                           December 31,                   December 31,
                                                      ----------------------          --------------------
                                                       2005             2004            2005            2004
                                                       ----             ----            ----            ----
SALES                                                 $251,796       $247,169         $473,333         $478,435
                                                      --------       --------         --------         --------

COSTS AND EXPENSES
   Cost of sales                                       189,367        184,656          357,808          353,270
   Selling, general and administrative expenses         23,870         24,221           66,905           68,984
   Interest expense, net                                 1,483            906            2,982            2,032
   Other (income) expense, net                             (47)            49             (182)            (643)
                                                          -----       -------          --------        ---------

                                                       214,673        209,832          427,513          423,643
                                                      --------       --------         --------         --------

INCOME BEFORE INCOME TAXES                              37,123         37,337           45,820           54,792

INCOME TAX PROVISION                                    13,199         13,366           16,312           19,615
                                                     ---------        -------          -------          -------

NET INCOME                                            $ 23,924       $ 23,971         $ 29,508         $ 35,177
                                                      ========       ========         ========         ========

NET INCOME PER COMMON SHARE
    Basic                                                $2.27          $2.01           $2.81            $2.95
                                                         =====          =====           =====            =====
    Diluted                                              $2.18          $1.91           $2.69            $2.79
                                                         =====          =====           =====            =====

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                               10,538         11,952           10,483           11,929
                                                        ======         ======           ======           ======
    Diluted                                             10,979         12,523           10,967           12,607
                                                        ======         ======           ======           ======

CASH DIVIDENDS PER SHARE OF COMMON STOCK
                                                         $.12           $.10             $.36             $.30
                                                         ====           ====             ====             ====

-----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME
    Net income                                         $23,924         $23,971        $29,508          $35,177
    Foreign currency translation adjustment                  -              (8)             -               (3)
                                                       -------         -------        -------          -------
    Comprehensive income                               $23,924         $23,963        $29,508          $35,174
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                   December 31,      March 31,
                                                       2005            2005
                                                   -----------      ----------
         ASSETS

CURRENT ASSETS
    Cash and cash equivalents                        $ 18,376         $ 57,333
    Accounts receivable, net                          200,194           37,273
    Inventories                                        84,931          101,867
    Deferred income taxes                               8,782            8,199
    Other current assets                               13,826           13,945
                                                     --------         --------

        Total current assets                          326,109          218,617
                                                     --------         --------

PROPERTY, PLANT AND EQUIPMENT, NET                     71,652           75,402
                                                     --------         --------

OTHER ASSETS
    Goodwill                                           30,952           30,952
    Intangible assets, net                              4,446            4,516
    Other                                               4,073            4,419
                                                     --------         --------

        Total other assets                             39,471           39,887
                                                     --------         --------

        Total assets                                 $437,232         $333,906
                                                     ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                    $ 57,900         $    -
    Current portion of long-term debt                  10,238           10,442
    Accrued customer programs                          17,446           13,628
    Other current liabilities                          68,153           42,669
                                                     --------         --------

        Total current liabilities                     153,737           66,739
                                                     --------         --------

LONG-TERM DEBT, NET OF CURRENT PORTION                 30,560           40,000
                                                     --------         --------

LONG-TERM OBLIGATIONS                                   3,541            3,607
                                                     --------         --------

DEFERRED INCOME TAXES                                   7,430            7,071
                                                     --------         --------

STOCKHOLDERS' EQUITY                                  241,964          216,489
                                                     --------         --------

        Total liabilities and stockholders' equity   $437,232         $333,906
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

(In thousands)

                                                                     Nine Months Ended
                                                                       December 31,
                                                                --------------------------------
                                                                   2005                  2004
                                                                ---------              ---------
 Cash flows from operating activities:
    Net income                                                  $  29,508               $ 35,177
                                                                ---------               --------
    Adjustments to reconcile net income to net cash used for
         operating activities:
         Depreciation and amortization                             10,460                 10,451
         Provision for doubtful accounts                              479                    260
         Deferred tax (benefit) provision                            (224)                   755
         Loss (gain) on sale of assets                                 61                   (120)
         Compensation expense related to stock options                172                    165
         Changes in assets and liabilities:
             Increase in accounts receivable                     (163,400)              (174,515)
             Decrease in inventory                                 16,936                 12,807
             Decrease (increase) in other assets                      361                 (1,133)
             Increase in other current liabilities                 30,810                 36,109
                                                                ----------             ---------

                Total adjustments                                (104,345)              (115,221)
                                                                ----------             ---------

             Net cash used for operating activities               (74,837)               (80,044)
                                                                ----------             ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                      (6,930)                (6,905)
    Proceeds from sale of assets                                      335                    223
                                                                ---------              ---------

             Net cash used for investing activities                (6,595)                (6,682)
                                                                ----------             ----------

Cash flows from financing activities:
     Borrowings on long-term obligations                              729                      -
     Payments on long-term obligations                            (10,373)                   (49)
     Borrowings on notes payable                                  227,795                141,745
     Repayments on notes payable                                 (169,895)              (122,745)
     Dividends paid                                                (3,783)                (4,778)
     Purchase of treasury stock                                    (6,101)                (6,815)
     Proceeds from exercise of stock options                        4,103                  5,025
                                                                ---------              ---------

             Net cash provided by financing activities             42,475                 12,383
                                                                ---------              ---------

Effect of exchange rate changes on cash                                 -                     (3)
                                                                ---------              ----------
Net decrease in cash and cash equivalents                         (38,957)               (74,346)

Cash and cash equivalents at beginning of period                   57,333                 93,191
                                                                ---------              ---------
Cash and cash equivalents at end of period                      $  18,376              $  18,845
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

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                December 31, 2005
                                -----------------
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------
     Basis of Presentation -
     -----------------------
     CSS Industries, Inc. (collectively with its subsidiaries, "CSS" or the "Company") has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

     Foreign Currency Translation and Transactions -
     -----------------------------------------------
     Translation adjustments are charged or credited to a separate component of stockholders' equity. Gains and losses on foreign currency transactions are not material and are included in other (income) expense, net in the consolidated statements of operations.

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

     Inventories -
     -------------
     The Company records inventory at the date title transfers which generally occurs upon receipt or prior to receipt with regard to in-transit inventory of overseas product. The Company adjusts unsaleable and slow-moving inventory to its net realizable value. Substantially all of the Company's inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                        December 31,            March 31,
                                           2005                    2005
                                       ------------             ---------

          Raw material................     $20,754              $  27,089
          Work-in-process.............      18,346                 29,357
          Finished goods..............      45,831                 45,421
                                           -------               --------
                                           $84,931               $101,867
                                           =======               ========

     Revenue Recognition -
     ---------------------
     The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

     Stock-Based Compensation -
     --------------------------
     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is generally not recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased as follows:

                                                                    Three Months Ended            Nine Months Ended
                                                                       December 31,                   December 31,
                                                                    -------------------          ------------------
       (in thousands, except per share data)                        2005           2004           2005        2004
                                                                    ----           ----           ----        ----
       Net income, as reported..................................   $23,924        $23,971       $29,508      $35,177
       Add: Total stock-based employee compensation
           expense included in the determination of net
           income as reported, net of related tax effects.......         -              -           111          106
       Deduct: Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects...................................      (698)          (746)       (2,148)      (2,040)
                                                                   -------        -------       -------      -------
       Pro forma net income.....................................   $23,226        $23,225       $27,471      $33,243
                                                                   =======        =======       =======      =======

       Net income per share:
       Basic - as reported......................................    $2.27          $2.01         $2.81         $2.95
       Basic - pro forma........................................    $2.20          $1.94         $2.62         $2.79

       Diluted - as reported....................................    $2.18          $1.91         $2.69         $2.79
       Diluted - pro forma......................................    $2.14          $1.87         $2.55         $2.64

     Net Income Per Common Share -
     -----------------------------
     The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2005 and 2004 (in thousands, except per share data):

                                                                         Three Months Ended          Nine Months Ended
                                                                            December 31,                December 31,
                                                                        --------------------         ------------------
                                                                         2005          2004          2005          2004
                                                                         ----          ----          ----          ----
      Numerator:
        Net income.................................................    $23,924       $23,971       $29,508        $35,177
                                                                       =======       =======       =======        =======
      Denominator:
        Weighted average shares outstanding for basic
          income per common share..................................     10,538        11,952        10,483         11,929
        Effect of dilutive stock options...........................        441           571           484            678
                                                                        ------       -------        ------         ------
        Adjusted weighted average shares outstanding
          for diluted income per common share......................     10,979        12,523        10,967         12,607
                                                                        ======        ======        ======         ======
      Basic net income per common share............................      $2.27         $2.01         $2.81          $2.95
      Diluted net income per common share..........................      $2.18         $1.91         $2.69          $2.79

     Statements of Cash Flows -
     --------------------------
     For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

(2) DERIVATIVE FINANCIAL INSTRUMENTS:
    ---------------------------------
     The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2005, the notional amount of open foreign currency forward contracts was $15,535,000 and the related loss was $767,000.

(3) BUSINESS RESTRUCTURING:
    -----------------------
     On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit and was substantially completed by the first quarter of fiscal 2006. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office. In fiscal 2005, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $255,000. Payments of $343,000 were made for termination costs during fiscal 2005. Additionally, during fiscal 2005, there was an increase in the restructuring reserve related to unutilized office space in the amount of $177,000 of which $161,000 was paid as of March 31, 2005. As of the end of fiscal 2005, the Company communicated termination of employment to 33 employees. Payments for termination costs of $17,000 and $103,000 were made in the quarter and nine months ended December 31, 2005, respectively. Payments for facility exit costs of $0 and $222,000 were made in the quarter and nine months ended December 31, 2005, respectively. The Company increased the restructuring reserve related primarily to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $3,000 and $37,000 during the quarter and nine months ended December 31, 2005, respectively. As of December 31, 2005, the remaining liability of $17,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2006.

     Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

                                                                                     Contractual
                                                                 Termination       Obligations and
                                                                    Costs        Facility Exit Costs    Total
                                                                 -----------     -------------------   -------
         Restructuring reserve as of March 31, 2005...........     $   83              $ 222            $ 305
         Cash paid - fiscal 2006..............................       (103)              (222)            (325)
         Charges to expense - fiscal 2006.....................         37                  -               37
                                                                    -----                 --              ---
         Restructuring reserve as of December 31, 2005........      $  17               $  -            $  17
                                                                    =====               ====            =====

     On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. As of the end of fiscal 2005, the Company communicated termination of employment to 89 employees. Manufacturing operations have been moved to other locations of the Company and this project was substantially completed by June 2005. As part of this restructuring plan, the Company accrued $206,000 for severance costs. During the fourth quarter of fiscal 2005, the Company increased the restructuring reserve related to medical benefits for employees providing service until their termination date in the amount of $23,000. Additionally, during the fourth quarter of fiscal 2005, there was an increase in the restructuring reserve related to facility exit costs in the amount of $734,000 of which $669,000 was paid as of March 31, 2005. In addition, in the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $367,000 related to the write-down of a building. Payments of $10,000 and $294,000, primarily for severance, were made during the quarter and nine months ended December 31, 2005, respectively. These payments represent the final restructuring payments.

     Selected information relating to the Anniston restructuring follows (in thousands):

                                                                 Termination
                                                                    Costs       Facility Exit Costs       Total
                                                                 -----------    -------------------       -----
    Restructuring reserve as of March 31, 2005..............        $ 229             $ 65                $ 294
    Cash paid - fiscal 2006   ..............................         (229)             (65)                (294)
                                                                    ------            -----               ------
    Restructuring reserve as of December 31, 2005...........        $   -             $ -                 $  -
                                                                    ======            =====               ======

(4) GOODWILL AND INTANGIBLES:
    -------------------------
     Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its tradenames are indefinite-lived assets.

     The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.

     Included in intangibles assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

                                                 December 31,         March 31,
                                                    2005                2005
                                                ------------           -------

             Tradenames.......................     $4,290              $4,290
             Non-compete and other, net.......        156                 226
                                                   ------              ------
                                                   $4,446              $4,516
                                                   ======              ======


     Amortization expense related to intangible assets was $23,000 and $38,000 for the quarters ended December 31, 2005 and 2004, respectively, and $70,000 and $113,000 for the nine months ended December 31, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2005 is as follows (in thousands):

                           Fiscal 2006                       $ 24
                           Fiscal 2007                         94
                           Fiscal 2008                         38
                           Fiscal 2009                          -
                           Fiscal 2010                          -
                                                             ----
                           Total                             $156
                                                             ====

(5) COMMITMENTS AND CONTINGENCIES:
    ------------------------------
     On May 25, 2005, the Company's Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission's ("ITC") final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo's estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

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

(6) PENSION AND OTHER POST-RETIREMENT OBLIGATIONS:
    ----------------------------------------------
     The Company's Cleo subsidiary administers a defined benefit pension plan covering substantially all salaried employees of Crystal Creative Products, Inc. ("Crystal") at the time of Cleo's acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by participation in an existing defined contribution profit sharing and 401(k) plan. In the first quarter of fiscal 2006, the Company received the Internal Revenue Service approval letter on termination of the plan. As of December 31, 2005, the Company has made all payments in accordance with the provisions of the plan. During the second quarter of fiscal 2006, the Company recorded a charge of $155,000 related to the estimated incremental cost of annuities that were expected to be purchased in fiscal 2006. During the third quarter of fiscal 2006, all distributions were completed and a final reduction of $84,000 was made to recognize the actual cost of purchasing the annuities. The Company's Cleo subsidiary also administers a postretirement medical plan covering certain persons who were former employees of Crystal at the time of Cleo's acquisition of Crystal. The plan was frozen to new participants prior to Crystal's acquisition by the Company.

     The components of net pension and other post-retirement benefit cost are as follows (in thousands):

                                                               Nine Months Ended December 31,
                                                        ------------------------------------------
                                                         Pension Benefits          Other Benefits
                                                        ------------------        ----------------
                                                        2005          2004         2005       2004
                                                        ----          ----         ----       ----
           Interest cost............................... $ 24         $  48          $42        $44
           Expected return on plan assets..............  (24)         (111)           -          -
           Other........                                  71             -            -          -
                                                        ----         ------         ---        ---
           Benefit cost (credit)....................... $ 71         $ (63)         $42        $44
                                                        ====         ======         ===        ===

                                                               Three Months Ended December 31,
                                                        -------------------------------------------
                                                         Pension Benefits           Other Benefits
                                                        ------------------         ----------------
                                                        2005          2004         2005        2004
                                                        ----          ----         ----        ----
           Interest cost............................... $  8          $ 16          $14        $15
           Expected return on plan assets..............   (8)          (37)           -          -
           Other........                                 (84)            -            -          -
                                                        ----          ----          ---        ---
           Benefit cost (credit)....................... $(84)         $(21)         $14        $15
                                                        ====          ====          ===        ===

                                       11

(7) ACCOUNTING PRONOUNCEMENTS:
    --------------------------
     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision to SFAS 123. SFAS No. 123R supercedes APB Opinion No. 25. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company had expected to adopt this standard as required in the second quarter of fiscal 2006 (the quarter ending September 2005), however, in April 2005 the Securities and Exchange Commission issued a rule that allows companies to delay adoption, and as a result, the Company expects to adopt this standard in the first quarter of fiscal 2007 (the quarter ending June 2006). The Company will adopt the standard using the modified prospective method requiring the recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty. However, had the Company adopted this statement in prior periods, the effect of adoption on net income and income per share would have approximated the amounts shown in the pro forma information included in Note 1, Summary of Significant Accounting Policies.

     In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP No. 109-2). FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on income tax expense and deferred tax liability. The Jobs Act includes a one year reduced tax rate on repatriation of foreign earnings. The Company is currently evaluating the impact of the repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $17,000,000 and $22,000,000 with the respective income tax benefit ranging from $300,000 to $900,000. Any repatriation would be made in the fourth quarter of fiscal 2006.

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

The Company is responding to these pressures in a number of ways. First, we have increased our investment in product and packaging design and product knowledge to assure we can continue to provide unique added value to our customers. Secondly, we substantially expanded an office and showroom in the Far East to better meet our customers' buying needs and to be able to provide alternatively sourced products at competitive prices. Lastly, we will continue to increase our focus on efficiency and productivity in our North American production and distribution facilities to assure our competitiveness domestically.

Although disappointing in fiscal 2006, our everyday craft product line has high inherent growth potential due to higher market growth rates. Further, our everyday craft and floral product lines have high inherent growth potential due to our relatively low current market shares. We have established project teams to pursue top line sales growth in these and other areas.

The Company has experienced cost increases in certain key materials and in delivery costs. These increases continue to impact fiscal 2006, and management continues to assess ways of reducing material and delivery costs.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: useful lives of plant and equipment; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and resolution of litigation and proceedings regarding the duties on tissue products.

RESULTS OF OPERATIONS
---------------------
Seasonality
-----------
The seasonal nature of CSS' business has historically resulted in lower sales and operating losses in the first and fourth quarters and comparatively higher shipment levels and operating profits in the second and third quarters of the Company's fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Nine Months Ended December 31, 2005 Compared to Nine Months
 Ended December 31, 2004
-----------------------------------------------------------
Sales for the nine months ended December 31, 2005 decreased 1% to $473,333,000 from $478,435,000 in 2004 primarily due to lower sales of Christmas gift wrap, boxed greeting cards and everyday ribbons and bows, partially offset by higher sales of gift bags and tissue as well as the earlier shipment of Valentine products from the fourth quarter to the third quarter in the current fiscal year and the effect of lower customer program expense.

Cost of sales, as a percentage of sales, was 76% in 2005 and 74% in 2004. The increase in cost of sales is primarily due to increased material, production and freight costs related to our gift wrap and tissue product lines.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 14% in 2005 and 2004. The decrease in SG&A expenses of $2,079,000, or 3%, over the prior year period is primarily due to lower incentive compensation costs and the absence of costs related to the Minneapolis restructuring plan established in the prior year.

Interest expense, net was $2,982,000 in 2005 and $2,032,000 in 2004. The increase in interest expense was primarily due to higher borrowing levels as a result of the repurchase of $60,892,000 of the Company's stock in March 2005, offset by cash flows from operations, as well as higher interest rates compared to the prior year.

Income taxes, as a percentage of income before taxes, were 36% in 2005 and 2004.

Net income for the nine months ended December 31, 2005 was $29,508,000, or $2.69 per diluted share compared to $35,177,000, or $2.79 per diluted share in 2004. The decrease in net income is primarily attributable to the impact of lower sales volume and higher product and freight costs related to our gift wrap and tissue product lines, partially offset by the effect of a reduction in customer program expense and decreased S,G&A expenses.

Three Months Ended December 31, 2005 Compared to Three Months
Ended December 31, 2004
-------------------------------------------------------------
Sales for the quarter ended December 31, 2005 increased 2% to $251,796,000 from $247,169,000 in 2004 primarily due to the customer requested shift of Christmas shipments from September to October, the earlier timing of Valentine shipments from the fourth quarter to the third quarter in the current fiscal year and the effect of a reduction in customer program expense.

Cost of sales, as a percentage of sales, was 75% in 2005 and 2004 as favorable manufacturing efficiencies were substantially offset by increased material, production and freight costs related to our gift wrap and tissue product lines.

SG&A expenses, as a percentage of sales, were 9% in 2005 and 10% in 2004. The decrease in SG&A expenses is due primarily to lower incentive compensation costs and the absence of costs related to the Minneapolis restructuring plan established in the prior year.

Interest expense, net was $1,483,000 in 2005 and $906,000 in 2004. The increase in interest expense was primarily due to higher borrowing levels as a result of the repurchase of $60,892,000 of the Company's stock in March 2005, offset by cash flows from operations, as well as higher interest rates compared to the prior year.

Income taxes, as a percentage of income before taxes, were 36% in 2005 and 2004.

Net income for the three months ended December 31, 2005 was $23,924,000, or $2.18 per diluted share compared to $23,971,000, or $1.91 per diluted share in 2004. The decrease in net income was primarily due to increased material, production and freight costs related to our gift wrap and tissue product lines, partially offset by the impact of higher sales, including the effect of a reduction in customer program expense, and lower S,G&A expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At December 31, 2005, the Company had working capital of $172,372,000 and stockholders' equity of $241,964,000. The increase in accounts receivable from March 31, 2005 reflects seasonal billings of current year Christmas accounts receivables, net of current year collections. The decrease in inventories reflects the normal seasonal shipments during the fiscal 2006 shipping season. The increase in other current liabilities was due to increased accruals for income taxes, sales commissions, royalties and employee benefits. The increase in stockholders' equity was primarily attributable to the year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.

The Company relies primarily on cash generated from operations and seasonal borrowings to meet its liquidity requirements. Historically, most revenues are seasonal with approximately 80% of sales generated in the second and third quarters. Payment for Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice. As a result, short-term borrowing needs increase through December and peak prior to Christmas. Seasonal borrowings are made under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a seasonally-adjusted funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $40,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2005, there was $40,000,000 of long-term borrowings outstanding related to the senior notes and $57,900,000 outstanding under the Company's short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of December 31, 2005, the Company's letter of credit commitments are as follows (in thousands):

                           Less than 1     1-3        4-5      After 5
                              Year        Years      Years      Years    Total
                           -----------    -----      -----      -----    -----
Letters of credit........   $7,051       $    -     $    -     $    -    $7,051

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

LABOR RELATIONS
---------------
With the exception of the bargaining units at the gift wrap facility in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 900 employees as of December 31, 2005, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo's production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, TN remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the Hagerstown-based employees remains in effect until December 31, 2006.

ACCOUNTING PRONOUNCEMENTS
-------------------------
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." See the notes to the consolidated financial statements for information concerning the Company's implementation and impact of these standards.

FORWARD-LOOKING STATEMENTS
--------------------------
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to expected future earnings and financial performance. Forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management as to future events and financial performance with respect to the Company's operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs, currency risks and other risks associated with international markets, risks associated with acquisitions, including acquisition integration costs, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and elsewhere in the Company's SEC filings. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2005 has not materially changed from March 31, 2005 (See Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management, with the participation of the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      CSS INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
Unregistered Sales of Equity Securities
---------------------------------------
On November 30, 2005, CSS issued options to purchase 30,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS' 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"). The 2000 Plan provides for the automatic issuance of an option to purchase 6,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2001 until 2005. In accordance with the automatic grant provisions of the 2000 Plan, each of the options granted on November 30, 2005: (i) has an exercise price of $33.36 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires ten years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2000 Plan, and none was received.

On December 13, 2005, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director's exercise of stock options previously granted to such director pursuant to CSS' 1995 Stock Option Plan for Non-Employee Directors (the "1995 Plan"). The aggregate purchase price for these 6,000 shares of CSS common stock was $96,480, which was paid in cash.

The options granted pursuant to the 1995 Plan and 2000 Plan were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the shares of CSS common stock issued upon the aforementioned exercise of such options were not registered under the Securities Act. CSS believes that the issuance of the options, and the issuance of the aforementioned shares of CSS common stock in connection with the exercise of said options, was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about CSS. CSS did not engage an underwriter in connection with the foregoing stock option grants and stock issuances.

Share Repurchase Program
------------------------
A total of 87,700 shares were repurchased at an average price of $32.68 in the third quarter of fiscal 2006. As of December 31, 2005, there remained an outstanding authorization to repurchase 292,224 shares of outstanding CSS common stock as represented in the table below.

                                                                                                                Maximum
                                                                                    Total Number of          Number of Shares
                                             Total Number                         Shares Purchased as        that May Yet Be
                                              of Shares        Average Price        Part of Publicly         Purchased Under
                                             Purchased (1)    Paid per Share     Announced Program (2)       the Program (2)
                                            --------------    --------------     ---------------------       ----------------
October 1 through October 31, 2005                   -            $   -                      -                   379,924
November 1 through November 30, 2005            23,800             34.14                23,800                   356,124
December 1 through December 31, 2005            63,900             31.75                63,900                   292,224
                                               -------            ------               -------                  --------
Total Third Quarter                             87,700            $32.68                87,700                   292,224
                                               =======            ======               =======                  ========

(1) All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2) The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company's common stock (the "Repurchase Program"). Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company's three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of December 31, 2005 was 4,807,776 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Item 5.  Other Information
         -----------------
Entry Into a Material Definitive Agreement
------------------------------------------
On December 13, 2005, the Company's Board of Directors, acting pursuant to Rule 16a-1(f) under Section 16 of the Exchange Act and Item 401(b) of Regulation S-K, designated certain officers of the Company and its subsidiaries as "executive officers" for purposes of Section 16 of the Exchange Act. Three of the individuals so designated, each of whom is the President of a Company subsidiary (each, a "Subsidiary President"), had not been previously designated as executive officers of the Company for purposes of Section 16 of the Exchange Act.

As reported in the Company's Form 8-K filed June 6, 2005, the Human Resources Committee of the Company's Board of Directors (the "Committee") previously approved the criteria on which annual incentive compensation may be paid to the Company's executive officers for the fiscal year ended March 31, 2006. At the time of such approval, the Committee also approved the criteria, targets and objectives on which annual incentive compensation may be paid to other officers of the Company and its subsidiaries, including the Subsidiary Presidents, for the fiscal year ended March 31, 2006.

For the fiscal year ending March 31, 2006, each Subsidiary President is eligible to receive incentive compensation calculated using a base amount falling within the same range (i.e., 40% to 125% of annual base salary) applicable to other Company executive officers, as previously reported in the Company's Form 8-K filed June 6, 2005. Incentive compensation is divided into two parts: (a) a part entirely contingent upon the achievement by the Subsidiary President's operating company of at least a minimum level of net operating income ("NOI"), and (b) a part entirely contingent upon the achievement by the Company of at least a minimum level of earnings per share ("EPS"). If a minimum level for a part is not achieved, no incentive compensation for that part will be paid. If the target levels of NOI and EPS are both achieved, then 72.5% of the base amount will be attributable to NOI, and 27.5% of the base amount will be attributable to EPS. If the actual levels of NOI or EPS are higher or lower than the applicable target levels, then the base amount (and, therefore, the amount that may be paid) for each part will vary depending upon the extent of the actual levels. Further, the actual amount paid, if any, with respect to the part attributable to NOI will be based in part upon the Subsidiary President's achievement of certain individual performance goals.

Item 6.  Exhibits
         --------
         Exhibit 10.1 Employment Agreement dated as of October 25, 2005 between CSS Industries, Inc. and Christopher J. Munyan.

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




                              CSS INDUSTRIES, INC.
                              (Registrant)



Date:   February 3, 2006      By: /s/David J. M. Erskine
                                  ------------------------
                                  David J. M. Erskine
                                  President and Chief
                                  Executive Officer
                                  (principal executive officer)



Date:   February 3, 2006      By: /s/Clifford E. Pietrafitta
                                  ---------------------------------------
                                  Clifford E. Pietrafitta
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (principal financial and accounting officer)