Form 10-K
period 2006-03-31
CSS INDUSTRIES INC
filed 2006-06-09
CIK 20629

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

               None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes             No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes             No

      (Page 1 of Cover Page)

Back to Contents

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer               Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes             No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $315,008,622. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2005, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “CSS SECURITY OWNERSHIP” in the Proxy Statement to be filed by the registrant for its 2006 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 24, 2006, there were outstanding 10,491,076 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III (under Items 10, 11, 12, 13 and 14).

      (Page 2 of Cover Page)

Back to Contents

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2006
INDEX

Back to Contents

Part I

Item 1. Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and social expression products, principally to mass market retailers. These products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and warehoused in fifteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account managers and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities. The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick”), and Cleo Inc (“Cleo”).

      The Company’s goal is to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

      Principal Products CSS designs, manufactures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, boxed greeting cards, gift tags, decorative tissue paper, paper and vinyl decorations and decorative ribbons and bows. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s1 brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets all occasion boxed greeting cards, decorative ribbons and bows and craft items to its mass market, craft retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through the mass market, school supply distributors and direct-to-retail teachers’ stores.

      CSS operates fifteen manufacturing and/or distribution facilities located in Pennsylvania, Maryland, South Carolina, Tennessee, Texas and Kentucky. A description of the Company’s product lines, manufacturing processes and related manufacturing and/or distribution facilities is as follows:

•
Boxed greeting cards, gift tags and classroom exchange Valentine products are domestically produced and warehoused in four facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Some of these products are also imported from Asian manufacturers.

•
Halloween make-up and Easter egg dye products are manufactured to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. These products share a distribution facility in northeastern Pennsylvania with Christmas products of the Company.

•
Ribbons and bows are manufactured and warehoused in eight facilities located in northeastern Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically and sourced from Mexico and Asia. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles.

Back to Contents

•
Gift wrap is manufactured in one facility in Memphis, Tennessee. Manufacturing includes web printing, finishing, rewinding and packaging. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis.

•	Tissue products are either sourced from international sources or converted from raw stock into packaged goods at our Maysville, Kentucky facility.

Other products, designed to the specifications of CSS, are imported primarily from Asian manufacturers.

During our 2006 fiscal year, CSS experienced no material difficulties in obtaining raw materials from suppliers.

Intellectual Property Rights CSS has a number of copyrights, patents, trademarks and intellectual property licenses which are used in connection with its products. Substantially all of its designs and artwork are protected by copyright. Intellectual property license rights which CSS has obtained are viewed as especially important to the success of its Valentine products. It is CSS’ view that its operations are not dependent upon any individual patent, trademark, copyright or intellectual property license. The collective value of CSS’ intellectual property is viewed as substantial and CSS seeks to protect its rights in all patents, copyrights, trademarks and intellectual property licenses.

Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta and Hong Kong where major retail buyers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, independent card and floral shops and retail teachers’ stores. Net sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 12%, respectively, during fiscal 2006. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2006. Approximately 75% of the Company’s sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder attributable to everyday products. Approximately 60% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with outsourcing factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. CSS products generally are not sold under guaranteed or return privilege terms. All-occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers.

Competition among retailers in the sale of the Company’s products to end users is intense. CSS seeks to assist retailers in developing merchandising programs designed to enable the retailers to meet their revenue objectives while appealing to their consumers’ tastes. These objectives are met through the development and manufacture of custom configured and designed products and merchandising programs. CSS’ years of experience in merchandising program development and product quality are key competitive advantages in helping retailers meet their objectives.

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

Back to Contents

CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on price, timely delivery, creative design and the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS’ focus on products combined with consistent service levels allows it to compete effectively in its core markets.

Employees

At May 24, 2006, approximately 2,700 persons were employed by CSS (increasing to approximately 3,400 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 500 employees as of May 24, 2006, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2006.

The Company believes that relationships with its employees are good.

SEC Filings

The Company’s Internet address is www.cssindustries.com. On its website, the following filings are posted as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company’s website are available free of charge. The Company has also posted on its website its Employees Code of Ethics and Internal Disclosure Procedures (“Code of Ethics”). The Company will provide to any person, without charge, a copy of its Code of Ethics. A copy of this document may be obtained by submitting a written request to CSS Industries, Inc., 1845 Walnut Street, Suite 800, Philadelphia, PA 19103, Attention: Corporate Secretary.

Item 1A. Risk Factors.

You should carefully consider each of the risk factors we describe below, as well as other factors described in this annual report on Form 10-K and elsewhere in our SEC filings.

Our results of operations fluctuate on a seasonal basis, and quarter to quarter comparisons may not be a good indicator of our performance. Seasonal demand fluctuations may adversely affect our cash flow and our ability to sell our products.

Approximately 75% of our sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder being attributable to everyday products. Approximately 60% of our sales relate to the Christmas season. The seasonal nature of our business results in low sales and operating losses in our first and fourth quarters, and high shipment levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

We rely on a few mass market retailers, warehouse clubs and national drug store chains for a significant portion of our sales. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Past and future consolidation

Back to Contents

within the retail sector also may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

A few of our customers are material to our business and operations. Our sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 12% of our sales, respectively, during our 2006 fiscal year. No other single customer accounted for 10% or more of our sales. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 63% of our sales in our 2006 fiscal year. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been a great amount of consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of the sales of our products. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

Increases in raw material and energy costs, resulting from acts of nature, such as hurricanes, earthquakes or influenza pandemics, or other factors, may raise our cost of goods sold and adversely affect our business, results of operations and financial condition.

Paper and petroleum-based materials are essential in the manufacture of our products, and the cost of such materials is significant to our cost of goods sold. Energy costs, especially fuel costs, also are significant expenses in the production and delivery of our products. For example, Hurricanes Katrina and Rita, which badly damaged the Gulf Coast of the United States in August and September of 2005, adversely affected fuel costs during our peak shipping season. Increased costs of raw materials or energy resulting from acts of nature, such as hurricanes, earthquakes or influenza pandemics, or other factors, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our products.

Risks associated with our use of foreign suppliers may adversely affect our business, results of operations and financial condition.

For some of our product lines, particularly our Halloween product line, we use foreign suppliers to manufacture a portion of our products. Approximately 37% of our sales in fiscal 2006 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays, difficulties in maintaining and monitoring quality control, compliance with foreign laws and regulations, economic or political instability, international public health issues, and restrictions on the repatriation of profits and assets.

Increased overseas sourcing by our competitors and our customers may reduce our market share and profit margins, adversely affecting our business, results of operations and financial condition.

We have relatively high market shares in many of our seasonal product categories. Most of our product markets have shown little or no growth in recent years, and we continue to confront significant cost pressure as our competitors source certain products from overseas and certain customers increase direct sourcing from overseas factories. Increased overseas sourcing by our competitors and certain customers may result in a reduction of our market share and profit margins, adversely affecting our business, results of operations and financial condition.

Bankruptcy of our key customers may increase our exposure to losses from bad debts, and may adversely affect our business, results of operations and financial condition.

Many of our largest customers are mass market retailers. The mass market retail channel in the United States has experienced significant shifts in market share among competitors in recent years, causing large retailers to experience liquidity problems and file for bankruptcy protection. There is a risk that these key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts. Additionally, our business, results of operations and financial

Back to Contents

condition may be adversely affected if these mass market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war or terrorism, fuel prices and consumer confidence in future economic conditions. Our business, and that of most of our customers, may experience periodic downturns in direct relation to downturns in the general economy. A general slowdown in the economies in which we sell our products, or even an uncertain economic outlook, could adversely affect consumer spending on discretionary items, such as our products, and, in turn, could adversely affect our sales, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected if we are unable to hire and retain sufficient qualified personnel.

Our success depends, to a substantial extent, on the ability, experience and performance of our senior management. Our inability to retain our senior management team, or our inability to attract and retain qualified replacement personnel, may adversely affect us. We also regularly hire a large number of seasonal employees. Any difficulty we may encounter in hiring seasonal employees may result in significant increases in labor costs, which may have an adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected if we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike, or other work stoppage.

Approximately 500 of our employees at our ribbon manufacturing facilities in Hagerstown, Maryland and at our gift wrap facilities in Memphis, Tennessee are represented by labor unions. The collective bargaining agreement with the labor union representing our production and maintenance employees in Hagerstown, Maryland will expire on December 31, 2006. The collective bargaining agreement with the labor union representing our production and maintenance employees in Memphis, Tennessee will expire on December 31, 2007. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or negotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business.

Our acquisition strategy involves risks, and difficulties in integrating potential acquisitions may adversely affect our business, results of operations and financial condition.

We regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.

Back to Contents

Our inability to protect our intellectual property rights, or infringement claims asserted against us by others, may adversely affect our business, results of operations and financial condition.

We have a number of copyrights, patents, trademarks and intellectual property licenses which are used in connection with our products. While our operations are not dependent upon any individual copyright, patent, trademark or intellectual property license, we believe that the collective value of our intellectual property is substantial. We rely upon copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If our proprietary rights were infringed, our business could be adversely affected. In addition, our activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation if we are forced to defend these claims. If we are unsuccessful in defending such claims, our business, results of operations and financial condition could be adversely affected.

We seek to register certain of our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some employees or others may not provide adequate protection in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known, or is independently developed by competitors.

Various laws and governmental regulations applicable to a manufacturer or distributor of consumer products may adversely affect our business, results of operations and financial condition.

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to labor and employment, import and export activities, taxes, chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the effect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have an adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected by national or global changes in economic or political conditions.

Our business, results of operations and financial condition may be adversely affected by national or global changes in economic or political conditions, including foreign currency fluctuations and fluctuations in inflation and interest rates, a national or international economic downturn, and any future terrorist attacks, and the national and global military, diplomatic and financial exposure to such attacks or other threats.

Item 1B. Unresolved Staff Comments.

None.

Back to Contents

Item 2. Properties.

The following table sets forth the location and approximate square footage of the Company’s major manufacturing and distribution facilities:

		Approximate Square Feet

Location	Use	Owned	Leased

Elysburg, PA	Manufacturing and distribution	253,000	—
Elysburg, PA	Manufacturing	68,000	—
Danville, PA	Distribution	133,000	—
Troy, PA	Distribution	223,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	547,000
Memphis, TN	Manufacturing and distribution	—	1,006,000
Memphis, TN	Distribution	—	404,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hagerstown, MD	Manufacturing and distribution	97,000	—
Hartwell, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Maysville, KY	Manufacturing	113,000	—

Total		2,059,000	2,057,000

The Company also utilizes owned and leased space aggregating 154,000 square feet for various marketing and administrative purposes, including 21,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

The Company is the lessee of approximately 14,000 square feet of space (which was related to former operations), portions of which have been subleased by the Company, as sublessor, to various sublessees. The Company also owns two distribution facilities (approximately 162,000 square feet) which have been leased to third parties.

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

In February 2005, the Commerce Department issued its final determination in which it found that certain tissue paper products are being sold into the United States from China at less than fair value. In March 2005, the ITC issued its final determination in which it found that an industry in the United States is materially injured by reason of imports from China of certain tissue paper products. As a result of these determinations, certain tissue paper products imported from China are now subject to the imposition of tissue duties. On May 25, 2005, the Company filed an appeal of the ITC’s final determination, and this appeal is being litigated before the United States Court of International Trade.

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo’s estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by

Back to Contents

the United States Bureau of Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the decision of the United States Court of International Trade in Cleo’s appeal of the ITC’s final determination.

With respect to the fiscal year ended March 31, 2006, the Company believes that it did not import from China, and during the fiscal year ending March 31, 2007, the Company does not intend to import from China, any tissue paper products that are subject to the imposition of tissue duties pursuant to the aforementioned final determinations of the Commerce Department and the ITC.

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

Back to Contents

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2006 and fiscal 2005.

			Dividends
Fiscal 2006	High	Low	Declared

First Quarter	$35.10	$29.92	$.12
Second Quarter	37.74	35.52	.12
Third Quarter	35.98	30.73	.12
Fourth Quarter	34.00	26.00	.12

Fiscal 2005

First Quarter	$36.96	$32.93	$.10
Second Quarter	35.30	29.02	.10
Third Quarter	32.60	29.77	.10
Fourth Quarter	36.55	30.81	.10

At May 24, 2006, there were approximately 2,060 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Issuer Purchases of Equity Securities

A total of 35,000 shares were repurchased at an average price of $30.46 in the fourth quarter of fiscal 2006. As of March 31, 2006, there remained an outstanding authorization to repurchase 257,224 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares urchased as Part of Publicly Announced Program (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the rogram (2)

January 1 through January 31, 2006	35,000	$30.46	35,000	257,224
February 1 through February 28, 2006	—	—	—	257,224
March 1 through March 31, 2006	—	—	—	257,224

Total Fourth Quarter	35,000	$30.46	35,000	257,224

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2)
The Company announced that its Board of Directors had authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company announced that its Board of Directors had increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of March 31, 2006 was 4,842,776 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Back to Contents

Item 6. Selected Financial Data.

(in thousands, except per share amounts)

	Years Ended March 31,

	2006	2005	2004	2003	2002

Statement of Operations Data:
Net sales	$525,494	$536,362	$539,349	$532,815	$424,309
Income before income taxes	32,716	47,118	46,297	40,010	33,455
Income before cumulative effect of change in accounting principle	21,841	30,692	29,850	25,846	21,501
Cumulative effect of change in accounting principle (1)	—	—	—	(8,813)	—
Net income	21,841	30,692	29,850	17,033	21,501
Basic net income per common share:
Before cumulative effect of accounting change	$2.08	$2.58	$2.54	$2.19	$1.63
Cumulative effect of accounting change	—	—	—	(.74)	—

Basic net income per common share	$2.08	$2.58	$2.54	$1.45	$1.63

Diluted net income per common share:
Before cumulative effect of accounting change	$2.00	$2.45	$2.42	$2.09	$1.60
Cumulative effect of accounting change	—	—	—	(.71)	—

Diluted net income per common share	$2.00	$2.45	$2.42	$1.38	$1.60

Balance Sheet Data:
Working capital	$161,482	$151,878	$187,813	$155,112	$125,398
Total assets	334,149	333,906	370,397	349,563	309,503
Short-term debt	10,169	10,442	335	109	200
Long-term debt	30,518	40,000	50,251	50,063	165
Stockholders’ equity	232,510	216,489	249,152	220,863	234,845

Cash dividends declared per common share	$.48	$.40	$.307	$.067	$—

(1)	Represents the cumulative effect of change in accounting principle to reflect the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Approximately 75% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers and the Company typically has relatively high market shares in many of these seasonal categories. Most of these markets have shown little or no growth in recent years, and we continue to confront significant cost pressure as our competitors source certain products from overseas and our customers increase direct sourcing from overseas factories. Increasing customer concentration has increased their bargaining power which has also contributed to price pressure.

The Company has taken several measures to respond to cost and price pressures. CSS has increased its investment in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS substantially expanded an office and showroom in Hong Kong to better meet customers’ buying needs and to be able to provide alternatively sourced products at competitive prices. CSS also increased its focus on efficiency and productivity in its North American production and distribution facilities to maintain its competitiveness domestically. In the last three fiscal years, the Company has closed two manufacturing plants and four warehouses totaling 590,000 square feet.

The Company’s everyday craft product line has higher inherent growth potential due to higher market growth rates. Further, the Company’s everyday craft and floral product lines have higher inherent growth potential due to CSS’ relatively low current market shares. The Company has established project teams to pursue top line sales growth in these and other areas.

The Company has experienced cost increases in certain key materials, supplies and logistics services. These increases will continue to impact fiscal 2007 and will require that management either obtain price increases from its customers or find other means of reducing material product and delivery costs.

The seasonal nature of CSS’ business results in low sales and operating losses in the first and fourth quarters and high shipment levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Historically, significant growth at CSS has come through carefully chosen and executed acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.

Litigation

As previously discussed in Item 3. Legal Proceedings in this annual report on Form 10-K, on May 25, 2005, the Company’s Cleo subsidiary filed a complaint in United States Court of International Trade appealing the ITC final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo’s estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by the United States Bureau of Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the decision of the United States Court of International Trade in Cleo’s appeal of the ITC’s final determination.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations.

Back to Contents

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Consolidated sales for fiscal 2006 decreased 2% to $525,494,000 from $536,362,000 in fiscal 2005. The decline in sales was due primarily to lower sales of Christmas gift wrap, everyday ribbons and bows and boxed greeting cards. This sales decline was partially offset by increased sales of seasonal tissue and gift bags and reduced customer program expenses.

Cost of sales, as a percentage of sales, increased to 76% in 2006 from 74% in 2005. The increase in cost of sales, as a percentage of sales, was due to poor operating performance of our gift wrap and tissue product lines. This poor performance was primarily due to increased product and energy costs, including increased fuel costs during our peak seasonal shipping season.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, remained at 17% in 2006. Decreased incentive compensation was substantially offset by incremental costs related to severance associated with a workforce reduction and recruiting and relocation costs resulting from the hiring of key managers.

Interest expense increased to $3,279,000 in 2006 from $2,374,000 in 2005 primarily due to higher average borrowing levels during the year as a result of cash expended with the March 2005 repurchase of 1,739,760 shares of common stock as a result of the Company’s tender offer which expired on March 4, 2005, net of cash generated from operations, as well as the impact of higher interest rates.

Income before income taxes was $32,716,000, or 6% of sales, in fiscal 2006 and $47,118,000, or 9% of sales, in fiscal 2005.

Income taxes, as a percentage of income before taxes, were 33% in 2006 and 35% in 2005. The decreased rate was primarily due to a one-time favorable impact of the American Jobs Creation Act of 2004 relating to the repatriation of earnings from the Company’s foreign affiliates.

Net income for the year ended March 31, 2006 decreased 29% to $21,841,000 from $30,692,000 in 2005.

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

Cost of sales, as a percentage of sales, increased to 74% in 2005 from 73% in 2004. The increase in cost of sales, as a percentage of sales, was due primarily to the establishment of a reserve of $2,300,000 for duties that were imposed on imported tissue products along with higher freight costs and higher costs of paper based and polypropylene based raw materials. The Company is appealing the imposition of the tissue duties, as more fully described in the Litigation section of this MD&A.

SG&A expenses, as a percentage of sales, decreased to 17% in 2005 from 18% in 2004. The decrease in SG&A expenses was primarily due to lower bonuses and net integration savings related to various restructuring activities. These savings were partially offset by incremental costs incurred during the first full year of operating the Hong Kong sourcing office of $1,167,000 and direct compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 of $1,543,000.

Interest expense decreased to $2,374,000 in 2005 from $3,402,000 in 2004 primarily due to lower average borrowing levels during the year as a result of cash generated from operations, partially offset by the impact of higher interest rates.

Income before income taxes was $47,118,000, or 9% of sales, in fiscal 2005 and $46,297,000, or 9% of sales, in fiscal 2004.

Income taxes, as a percentage of income before taxes, were 35% in 2005 and 36% in 2004. The decreased rate was primarily due to the reversal of a tax contingency reserve following Internal Revenue Service approval of a tax accounting method change, offset partially by higher effective state income tax rates.

Back to Contents

Net income for the year ended March 31, 2005 increased 3% to $30,692,000 from $29,850,000 in 2004.

Liquidity and Capital Resources

At March 31, 2006, the Company had working capital of $161,482,000 and stockholders’ equity of $232,510,000. The decrease in accounts receivable, net of reserves, to $35,582,000 at March 31, 2006 from $37,273,000 at March 31, 2005 was primarily the result of lower sales and improved collections in the current year. Inventories increased from $101,867,000 to $103,770,000 primarily due to incremental all occasion boxed greeting card inventory for a large program to be shipped in fiscal 2007. The increase in other current assets from $13,945,000 to $18,906,000 is primarily due to an insurance claim receivable of approximately $4,012,000 related to water damage in a manufacturing facility. Capital expenditures increased to $9,515,000 in fiscal 2006 from $8,477,000 in fiscal 2005. The increase in stockholders’ equity was primarily attributed to the current year net income and the exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock pursuant to prices and other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2006, the Company has 257,224 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 218,100 shares for $7,167,000 and 241,800 shares for $7,977,000 (excluding the shares purchased pursuant to the tender offer discussed below) in fiscal 2006 and fiscal 2005, respectively.

On February 3, 2005, the Company commenced a modified Dutch auction tender offer to purchase up to 1,500,000 shares of its outstanding common stock at a price of not less than $30.00 per share nor in excess of $35.00 per share. The tender offer expired on March 4, 2005. As a result of the tender offer, the Company purchased 1,739,760 shares of its common stock at a purchase price of $35.00 per share, or a total of $60,892,000, and paid related transaction costs of $135,000. The 1,739,760 shares purchased were comprised of the 1,500,000 shares the Company offered to purchase and 239,760 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of CSS revenues are seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements were met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $40,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At March 31, 2006, there were no borrowings outstanding under the revolving credit facility and there were long-term borrowings of $40,000,000 related to the senior notes. For information concerning these credit facilities, see Note 8 of the Notes to Consolidated Financial Statements.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

Back to Contents

As of March 31, 2006, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Short-term debt	$—	$—	$—	$—	$—
Capital lease obligations	169	178	187	153	687
Operating leases	7,582	12,903	7,891	1,948	30,324
Long-term debt	10,000	20,000	10,000	—	40,000
Other long-term obligations	—	831	252	2,450	3,533

	$17,751	$33,912	$18,330	$4,551	$74,544

Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations are estimated by management.

As of March 31, 2006, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letters of credit	$3,948	$—	$—	$—	$3,948

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

Critical Accounting Policies

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenue and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. Below are the most significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

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

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. Customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. With few exceptions, the Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition,

Back to Contents

the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness and historical recovery percentages regarding various types of customer deductions.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is primarily determined by the first-in, first-out method although certain inventories are valued based on the last-in, first-out method. The Company writes down its inventory for estimated obsolescence in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. Additional inventory write downs could result from unanticipated additional carryover of finished goods and raw materials, or from lower proceeds offered by parties in our traditional closeout channels.

Goodwill

Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a multiple of earnings before interest, income taxes, depreciation and amortization. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Accounting Pronouncements

See Note 13 to the Consolidated Financial Statements for information concerning recent accounting pronouncements and impact of those standards.

Forward-Looking and Cautionary Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to expected future earnings and financial performance. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future

Back to Contents

events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs, currency risks and other risks associated with international markets, risks associated with acquisitions, including acquisition integration costs, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are actively monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit, a change in either the lender’s base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings under these credit facilities of $33,436,000 for the year ended March 31, 2006, a 1% increase or decrease in floating interest rates would have increased or decreased interest expense by approximately $334,000.

Foreign Currency Risk

Approximately 5% of the Company’s sales in fiscal 2006 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
              CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2006 and March 31, 2005, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2006 and March 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 31, 2006

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,

ASSETS	2006	2005

CURRENT ASSETS

Cash and cash equivalents	$57,656	$57,333
Accounts receivable, net of allowances of $4,119 and $5,428	35,582	37,273
Inventories	103,770	101,867
Deferred income taxes	7,898	8,199
Other current assets	18,906	13,945

Total current assets	223,812	218,617

PROPERTY, PLANT AND EQUIPMENT

Land	3,033	3,052
Buildings, leasehold interests and improvements	56,469	55,296
Machinery, equipment and other	123,981	116,652

	183,483	175,000
Less – Accumulated depreciation	(112,615)	(99,598)

Net property, plant and equipment	70,868	75,402

OTHER ASSETS

Goodwill	30,952	30,952
Intangible assets, net of accumulated amortization of $525 and $431	4,422	4,516
Other	4,095	4,419

Total other assets	39,469	39,887

Total assets	$334,149	$333,906

Back to Contents

	March 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

CURRENT LIABILITIES

Note payable	$—	$—
Current portion of long-term debt	10,169	10,442
Accounts payable	14,494	15,337
Accrued income taxes	3,910	2,767
Accrued payroll and other compensation	11,420	12,858
Accrued customer programs	10,791	13,628
Accrued other expenses	11,546	11,707

Total current liabilities	62,330	66,739

LONG-TERM DEBT, NET OF CURRENT PORTION	30,518	40,000

OTHER LONG-TERM OBLIGATIONS	3,533	3,607

DEFERRED INCOME TAXES	5,258	7,071

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

STOCKHOLDERS’ EQUITY

Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized	—	—
Common stock, $.10 par, 20,000,000 shares authorized, 14,703,084 shares issued at March 31, 2006 and 2005	1,470	1,470
Additional paid-in capital	36,033	34,214
Retained earnings	313,879	303,022
Accumulated other comprehensive loss, net of tax	(2)	(2)
Common stock in treasury, 4,216,584 and 4,321,380 shares, at cost	(118,870)	(122,215)

Total stockholders’ equity	232,510	216,489

Total liabilities and stockholders’ equity	$334,149	$333,906

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Years Ended
	March 31,

	2006	2005	2004

NET SALES	$525,494	$536,362	$539,349

COSTS AND EXPENSES
Cost of sales	399,605	397,538	395,878
Selling, general and administrative expenses	90,248	89,997	94,198
Interest expense, net of interest income of $474, $530, and $317	3,279	2,374	3,402
Rental and other income, net	(354)	(665)	(426)

	492,778	489,244	493,052

INCOME BEFORE INCOME TAXES	32,716	47,118	46,297

INCOME TAX PROVISION	10,875	16,426	16,447

NET INCOME	$21,841	$30,692	$29,850

NET INCOME PER COMMON SHARE
Basic	$2.08	$2.58	$2.54

Diluted	$2.00	$2.45	$2.42

COMPREHENSIVE INCOME
Net income	$21,841	$30,692	$29,850
Change in fair value of interest rate swap agreements, net	—	—	276
Foreign currency translation adjustment	—	(2)	13

Comprehensive income	$21,841	$30,690	$30,139

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	March 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$21,841	$30,692	$29,850
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,499	14,294	14,113
Provision for doubtful accounts	399	643	768
Deferred tax (benefit) provision	(1,512)	667	575
Loss (gain) on sale or disposal of assets	153	(138)	1,023
Compensation expense related to stock options	172	165	—
Changes in assets and liabilities:
Decrease in accounts receivable	1,292	2,544	5,592
(Increase) decrease in inventories	(1,903)	(7,409)	8,913
(Increase) in other assets	(4,778)	(959)	(606)
(Decrease) in accounts payable	(843)	(1,546)	(7,516)
Increase in accrued income taxes	2,790	2,664	2,239
(Decrease) in accrued expenses	(4,510)	(3,301)	(3,791)

Total adjustments	5,759	7,624	21,310

Net cash provided by operating activities	27,600	38,316	51,160

Cash flows from investing activities:
Purchase price adjustment for a business previously acquired	—	—	2,155
Purchase of property, plant and equipment	(9,515)	(8,477)	(13,253)
Proceeds from sale of assets	361	397	3,729

Net cash used for investing activities	(9,154)	(8,080)	(7,369)

Cash flows from financing activities:
Borrowings on long-term obligations	—	—	670
Payments on long-term obligations	(10,484)	(144)	(256)
Borrowings on notes payable	243,845	143,465	188,795
Payments on notes payable	(243,845)	(143,465)	(188,795)
Dividends paid	(5,040)	(4,789)	(3,616)
Purchase of treasury stock	(7,167)	(69,004)	(5,687)
Proceeds from exercise of stock options	4,568	7,845	6,295

Net cash used for financing activities	(18,123)	(66,092)	(2,594)

Effect of exchange rate changes on cash	—	(2)	13

Net increase (decrease) in cash and cash equivalents	323	(35,858)	41,210
Cash and cash equivalents at beginning of period	57,333	93,191	51,981

Cash and cash equivalents at end of period	$57,656	$57,333	$93,191

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,971	$2,933	$3,811
Income taxes	$9,579	$13,096	$12,746

See notes to consolidated financial statements.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

BALANCE, APRIL 1, 2003	—	$—	14,703,084	$1,470
Tax benefit associated with exercise of stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Change in fair value of interest rate swap agreements, net	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends ($.307 per common share)	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2004	—	—	14,703,084	1,470
Tax benefit associated with exercise of stock options	—	—	—	—
Compensation expense related to stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Cash dividends ($.40 per common share)	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2005	—	—	14,703,084	1,470
Tax benefit associated with exercise of stock options	—	—	—	—
Compensation expense related to stock options	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—
Increase in treasury shares	—	—	—	—
Cash dividends ($.48 per common share)	—	—	—	—
Net income	—	—	—	—

BALANCE, MARCH 31, 2006	—	$—	14,703,084	$1,470

See notes to consolidated financial statements.

Back to Contents

		Accumulated Other Comprehensive Loss
Additional Paid-in Capital			Common Stock
	Retained Earnings		in Treasury

			Shares	Amount	Total

$30,461	$257,226	$(289)	(3,077,033)	$(68,005)	$220,863

1,158	—	—	—	—	1,158
—	(1,109)	—	388,584	7,404	6,295
—	—	—	(184,300)	(5,687)	(5,687)

—	—	276	—	—	276
—	—	13	—	—	13
—	(3,616)	—	—	—	(3,616)
—	29,850	—	—	—	29,850

31,619	282,351	—	(2,872,749)	(66,288)	249,152

2,430	—	—	—	—	2,430
165	—	—	—	—	165
—	(5,232)	—	532,929	13,077	7,845
—	—	—	(1,981,560)	(69,004)	(69,004)
—	—	(2)	—	—	(2)
—	(4,789)	—	—	—	(4,789)
—	30,692	—	—	—	30,692

34,214	303,022	(2)	(4,321,380)	(122,215)	216,489

1,647	—	—	—	—	1,647
172	—	—	—	—	172
—	(5,944)	—	322,896	10,512	4,568
—	—	—	(218,100)	(7,167)	(7,167)
—	(5,040)	—	—	—	(5,040)
—	21,841	—	—	—	21,841

$36,033	$313,879	$(2)	(4,216,584)	$(118,870)	$232,510

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement and sale of seasonal and social expression products, principally to mass market retailers. These products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and warehoused in fifteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account managers and by a network of independent manufacturers’ representatives.

The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick”), and Cleo Inc (“Cleo”). Approximately 500 of its 2,700 employees (increasing to approximately 3,400 as seasonal employees are added) are represented by labor unions. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2006.

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

Back to Contents

Inventories

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt with regard to in-transit inventory. The Company adjusts unsalable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market which was $2,065,000 and $1,332,000 at March 31, 2006 and 2005, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $911,000 and $818,000 at March 31, 2006 and 2005, respectively. Inventories consisted of the following:

	March 31,

(in thousands)	2006	2005

Raw material	$22,881	$27,089
Work-in-process	35,741	29,357
Finished goods	45,148	45,421

	$103,770	$101,867

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 12 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in rental and other income, net. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives. Depreciation expense was $14,264,000, $14,009,000, and $13,463,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.

Goodwill and Intangible Assets

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is goodwill. Goodwill is recorded as an asset on the consolidated balance sheet. In the fourth quarter of fiscal 2006, 2005 and 2004, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived assets and determined that no impairment existed. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives.

In addition to goodwill, at March 31, 2006 the Company had $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $132,000 of other intangible assets, which is net of accumulated amortization of $525,000, relating primarily to a covenant not to compete, that is being amortized over five years (see Note 2).

Back to Contents

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. The notional amount of open forward exchange contracts as of March 31, 2006 was $494,000 and the related loss was not material. There were no open forward exchange contracts as of March 31, 2005.

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

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. The Company typically begins to incur product development costs approximately 18 to 20 months before the applicable holiday event and amortizes the costs monthly over the selling season, generally within two to four months of the holiday event. The expense of certain product development costs that are related to the manufacturing process are recorded in cost of sales while the portion that relates to creative and selling efforts are recorded in selling, general and administrative expenses.

Product development costs capitalized as of March 31, 2006 and 2005 were $5,667,000 and $4,750,000, respectively, and are included in other current assets in the consolidated financial statements. Product

Back to Contents

development expense of $6,531,000, $6,309,000 and $7,668,000 was recognized in the years ended March 31, 2006, 2005 and 2004, respectively.

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

	For the Years Ended
	March 31,

	2006	2005	2004

(in thousands, except per share amounts)

Net income, as reported	$21,841	$30,692	$29,850
Add: Total stock-based employee compensation expense included in the determination of net income, as reported	172	165	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,429)	(2,505)	(2,782)

Pro forma net income	$19,584	$28,352	$27,068

Net income per share:
Basic – as reported	$2.08	$2.58	$2.54
Basic – pro forma	$1.87	$2.39	$2.30

Diluted – as reported	$2.00	$2.45	$2.42
Diluted – pro forma	$1.82	$2.30	$2.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended
	March 31,

	2006	2005	2004

Expected dividend yield at time of grant	1.44%	1.23%	1.14%
Expected stock price volatility	35%	21%	38%
Risk-free interest rate	4.10%	3.76%	4.92%
Expected life of option	4.9 years	6.3 years	9.0 years

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which will require the Company to expense costs related to share-based awards in fiscal 2007. See Note 13, Recent Accounting Pronoucements, for further discussion.

Back to Contents

Net Income Per Common Share

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2006, 2005 and 2004.

	For the Years Ended
	March 31,

	2006	2005	2004

(in thousands, except per share amounts)

Numerator:
Net income	$21,841	$30,692	$29,850

Denominator:
Weighted average shares outstanding for basic income per common share	10,482	11,886	11,755
Effect of dilutive stock options	453	658	591

Adjusted weighted average shares outstanding for diluted income per common share	10,935	12,544	12,346

Basic net income per common share	$2.08	$2.58	$2.54

Diluted net income per common share	$2.00	$2.45	$2.42

Options on 643,000 shares, 23,000 shares and 50,000 shares of common stock were not included in computing diluted income per common share for the years ended March 31, 2006, 2005 and 2004, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other indefinite lived intangible assets are subject to fair-value based impairment tests performed, at a minimum, on an annual basis. The Company performs its annual assessment of impairment in the fourth fiscal quarter. These impairment tests are conducted on each reporting unit of the Company, and may require two steps. For goodwill, the initial step is designed to identify potential impairment by comparing an estimate of the fair value for each applicable reporting unit to its respective carrying value. For those reporting units where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment, if any. With respect to indefinite lived intangible assets, the impairment test is performed by comparing the fair value of the intangible to its carrying value. In the fourth quarter of fiscal 2006, 2005 and 2004, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no impairment existed.

Back to Contents

The carrying amount of goodwill was $30,952,000 at March 31, 2006. In addition to goodwill, the Company has $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $132,000 of other intangible assets, net of accumulated amortization of $525,000, relating primarily to a covenant not to compete that is being amortized over five years. Accumulated amortization at March 31, 2006 and 2005 was $525,000 and $431,000 respectively, and amortization expense was $94,000 for fiscal 2006 and $151,000 for fiscal 2005 and 2004. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal 2007	$94,000
Fiscal 2008	38,000
Fiscal 2009	—
Fiscal 2010	—
Fiscal 2011	—

$132,000

(3)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit and was substantially completed by the first quarter of fiscal 2006. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office. As of the end of fiscal 2005, the Company had communicated termination of employment to 33 employees. In fiscal 2005, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $255,000. Additionally, during fiscal 2005, there was an increase in the restructuring reserve related to unutilized office space in the amount of $177,000 and related to other restructuring expenses in the amount of $398,000. The Company increased the restructuring reserve by $37,000 during the year ended March 31, 2006 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination. As of March 31, 2006, the remaining liability of $4,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid in the first quarter of 2007.

Selected information relating to the Minneapolis restructuring follows (in thousands):

	Termination Costs	Contractual Obligations and Facility Exit Costs	Other Costs	Total

Initial accrual – May 2004	$171	$206	$—	$377
Additional charges to expense – fiscal 2005	255	177	398	830
Cash paid – fiscal 2005	(343)	(161)	(398)	(902)

Restructuring reserve as of March 31, 2005	83	222	—	305
Cash paid – fiscal 2006	(116)	(222)	—	(338)
Charges to expense – fiscal 2006	37	—	—	37

Restructuring reserve as of March 31, 2006	$4	$—	$—	$4

On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. As of March 31, 2005, the Company had communicated termination of employment to 89 employees. Manufacturing operations have been moved to other locations of the Company and this project was substantially completed by June 2005. As part of this restructuring plan, the Company accrued $206,000 for severance costs. During the fourth quarter of fiscal 2005, the Company increased the restructuring reserve by $757,000, primarily related to facility exit costs and to medical benefits for employees providing service until their termination date.

Back to Contents

Selected information relating to the Anniston restructuring follows (in thousands):

	Termination Costs	Facility Exit Costs	Total

Initial accrual – November 2004	$206	$—	$206
Additional charges to expense – fiscal 2005	23	734	757
Cash paid – fiscal 2005	—	(669)	(669)

Restructuring reserve as of March 31, 2005	229	65	294
Cash paid – fiscal 2006	(229)	(65)	(294)

Restructuring reserve as of March 31, 2006	$—	$—	$—

(4)	TREASURY STOCK TRANSACTIONS:

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock at prices and pursuant to other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2006, the Company has 257,224 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 218,100 shares for $7,167,000 and 241,800 shares for $7,977,000 (excluding the shares purchased pursuant to the tender offer discussed below) in fiscal 2006 and fiscal 2005, respectively.

As a result of a Dutch auction tender offer that expired on March 4, 2005, the Company purchased 1,739,760 shares of its common stock at a purchase price of $35.00 per share, or a total of $60,892,000, and paid related transaction costs of $135,000 in fiscal 2005.

(5)	STOCK OPTION PLANS:

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through February 2014 and are exercisable at the discretion of the Committee but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2006, options to acquire 1,646,200 shares were available for grant under the 2004 Plan.

The Board of Directors of the Company adopted the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), subject to stockholder approval. If approved by the stockholders, non-qualified stock options to purchase up to 200,000 shares of common stock would be available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock would be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant.

Under the terms of the CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (“2000 Plan”), non-qualified stock options to purchase up to 300,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than fair market value on the date of grant. Options to purchase 6,000 shares of the Company’s common stock were to be granted automatically to each non-employee director on the last day that the Company’s common stock was traded in November from 2001 to 2005. Each option expires ten years after the date the option was granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 2005, options to acquire 186,000 shares expired unissued under the 2000 Plan.

Back to Contents

Transactions from April 1, 2003 through March 31, 2006 under the above plans were as follows:

	Number of Shares	Option Price per Share	Weighted Average Price	Weighted Average Life Remaining

Options outstanding at April 1, 2003	2,395,071	$12.71 - 24.40	$16.67	6.6 years
Granted	354,462	23.58 - 31.25	24.92
Exercised	(469,369)	12.88 - 22.75	15.72
Canceled	(177,178)	12.88 - 26.00	20.76

Options outstanding at March 31, 2004	2,102,986	12.71 - 31.25	17.92	6.4 years
Granted	361,000	29.70 - 35.00	33.63
Exercised	(580,920)	13.09 - 23.83	16.30
Canceled	(36,050)	14.33 - 34.12	25.80

Options outstanding at March 31, 2005	1,847,016	12.71 - 35.00	21.35	5.5 years
Granted	362,100	29.66 - 36.60	33.52
Exercised	(394,733)	12.71 - 34.12	17.85
Canceled	(76,777)	16.70 - 34.12	29.06

Options outstanding at March 31, 2006	1,737,606	$12.71 - 36.60	24.35	4.7 years

Options exercisable at March 31, 2006	1,011,363	$12.71 - 35.50	$18.99

The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was $9.78, $11.78 and $11.80 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$12.71 – $14.64	312,902	4.4	$14.19	312,902	$14.19
$14.65 – $18.30	256,936	4.9	$16.82	256,936	$16.82
$18.31 – $21.96	214,003	3.5	$19.30	208,378	$19.23
$21.97 – $25.62	246,290	6.6	$23.77	131,447	$23.65
$25.63 – $29.28	9,550	7.5	$27.36	4,775	$27.36
$29.29 – $32.94	134,250	5.7	$31.18	38,000	$31.00
$32.95 – $36.60	563,675	4.0	$33.91	58,925	$34.19

	1,737,606	4.7	$24.35	1,011,363	$18.99

(6)	RETIREMENT BENEFIT PLANS:

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2006. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2006, 2005 and 2004 was $2,112,000, $2,475,000 and $2,894,000, respectively.

Pension Plan

The Company’s Cleo subsidiary administered a defined benefit pension plan covering substantially all salaried employees of Crystal Creative Products, Inc. (“Crystal”) at the time of Cleo’s acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by participation in an existing defined contribution profit sharing and 401(k)

Back to Contents

plan. In the first quarter of fiscal 2006, the Company received the Internal Revenue Service approval letter regarding termination of the plan. As of March 31, 2006, the Company made all payments in accordance with the provisions of the plan. During fiscal 2006, the Company recorded a charge of $72,000 related to the estimated incremental cost of annuities that were purchased in fiscal 2006. During the first quarter of fiscal 2007, the Company transferred the surplus in the defined benefit plan of $3,156,000 to the existing defined contribution profit sharing and 401(k) plan. The surplus will be used to fund future contributions to that plan. As of March 31, 2006, the surplus was classified in other current assets in the accompanying consolidated balance sheet.

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

The Company uses a March 31 measurement date for all pension and postretirement medical plans. The following provides a reconciliation of benefit obligations and plan assets (in thousands):

	March 31,

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Change in plan assets:

Fair value of plan assets at beginning of year	$4,313	$4,495	$—	$—
Actual return on plan assets	111	133	—	—
Benefits paid from plan assets	(1,268)	(315)	—	—

Fair value of plan assets at end of year	3,156	4,313	—	—

Change in benefit obligation:

Benefit obligation at beginning of year	1,086	1,268	838	966
Interest cost	41	63	49	50
Actuarial loss (gain) and other adjustments	141	70	106	(131)
Benefits paid	(1,268)	(315)	(55)	(47)

Benefit obligation at end of year	—	1,086	938	838

Funded status	3,156	3,227	(938)	(838)
Unrecognized net loss (gain)	—	—	48	(59)

Prepaid benefit cost (accrued obligation) recognized in the consolidated balance sheet	$3,156	$3,227	$(890)	$(897)

Back to Contents

The following table summarizes the assumptions of the defined benefit pension plan and the postretirement medical plan:

	For the Years Ended March 31,

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.0%	5.0%	6.0%	6.0%
Expected return on plan assets	3.3%	3.3%	—	—

Weighted average assumptions used to determine benefit obligation:
Discount rate	N/A	5.0%	6.0%	6.0%

Assumed health care cost trend rates:
Initial rate assumed for next year	—	—	17.0%	18.0%
Ultimate rate	—	—	6.0%	6.0%
Years to ultimate rate	—	—	11	12

The expected return on plan assets rate was developed considering historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations. The pension plan’s weighted average asset allocation at March 31, 2005 was 100% in annuities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost	$5	$(5)
Effect on postretirement benefit obligation	89	(78)

Net periodic pension and postretirement medical costs include the following components (in thousands):

	For the Years Ended March 31,

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Interest cost	$41	$63	$49	$50
Expected return on plan assets	(132)	(148)	—	—
Recognition of net loss	163	85	—	—

Benefit cost	$72	$—	$49	$50

Back to Contents

(7)	INCOME TAXES:

Income from operations before income tax expense was as follows:

	For the Years Ended
	March 31,

	2006	2005	2004

(in thousands)

United States	$22,684	$31,866	$32,990
Foreign	10,032	15,252	13,307

	$32,716	$47,118	$46,297

The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

	For the Years Ended
	March 31,

	2006	2005	2004

(in thousands)
Current:
Federal	$9,967	$12,550	$12,803
State	659	535	847
Foreign	1,761	2,674	2,222

	12,387	15,759	15,872

Deferred:
Federal	(1,738)	298	795
State	226	369	(220)

	(1,512)	667	575

	$10,875	$16,426	$16,447

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended
	March 31,

	2006	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	.9	1.2	.9
Foreign dividend repatriation	(1.3)	—	—
Other	(1.4)	(1.3)	(.4)

	33.2%	34.9%	35.5%

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $1,647,000 in fiscal 2006, $2,430,000 in fiscal 2005 and $1,158,000 in fiscal 2004.

Back to Contents

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2006 and 2005:

	March 31,

	2006	2005

(in thousands)

Deferred income tax assets:
Accounts receivable	$410	$512
Inventories	4,821	4,292
Accrued expenses	4,277	5,010
State net operating loss and credit carryforwards	9,384	9,071
Other	261	1,063

	19,153	19,948
Valuation allowance	(9,384)	(8,771)

	9,769	11,177

Deferred income tax liabilities:
Property, plant and equipment	4,641	6,139
Unremitted earnings of foreign subsidiaries	98	1,428
Other	2,390	2,482

	7,129	10,049

Net deferred income tax asset	$2,640	$1,128

At March 31, 2006 and 2005, the Company had potential state income tax benefits of $9,384,000 and $9,071,000, respectively, from net operating loss and credit carryforwards that expire in various years through 2021. At March 31, 2006 and 2005, the Company provided valuation allowances of $9,384,000 and $8,771,000, respectively. The increase in the valuation allowance of $613,000 and $346,000 in fiscal 2006 and 2005, respectively, was due to the increase in state net operating loss and credit carryforwards, and reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.

On October 22, 2004 the U.S. Government passed the American Jobs Creation Act of 2004 (the “Act”). The Act provided for a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2). FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. On February 21, 2006, the Board of Directors approved a domestic reinvestment plan in compliance with the Act. In accordance with the domestic reinvestment plan, approximately $9,200,000 in foreign earnings were repatriated in the fourth quarter and received the favorable tax treatment provided by the Act. The Company recorded a one-time tax benefit of approximately $430,000, which is reflected in the Company’s current year effective tax rate, and is a result of the reduction of the net deferred tax liability associated with these repatriated earnings.

Back to Contents

(8)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

Long-term debt consisted of the following:

	March 31,

	2006	2005

(in thousands)

4.48% Senior Notes due December 13, 2009	$40,000	$50,000
Other	687	442

	40,687	50,442
Less — current portion	(10,169)	(10,442)

	$30,518	$40,000

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The note purchase agreement contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2006.

On April 23, 2004, the Company’s expiring $100,000,000 revolving credit facility was replaced with a $50,000,000 unsecured revolving credit facility with five banks. This facility expires on April 23, 2009. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus .75%. The revolving credit facility provides for commitment fees of 0.225% per annum on the daily average of the unused commitment. The loan agreement also contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures. The Company is in compliance with all financial debt covenants as of March 31, 2006.

On April 23, 2004, the Company entered into an extension of its accounts receivable securitization facility through July 25, 2009, although the facility is subject to earlier termination in the event of termination of the commitments of the facility’s back-up purchasers. The agreement permits the sale (and repurchase) of an undivided interest in an accounts receivable pool. The facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the “SPS”), which in turn has the option to sell, on an ongoing basis and without recourse, to the commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and became a part of the receivables pool. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and commitment fees of 0.225% per annum on the daily average of the unused commitment are also payable under the facility. This arrangement is accounted for as a financing transaction.

The weighted average interest rate under the revolving credit facilities for the years ended March 31, 2006, 2005 and 2004, was 5.24%, 3.89% and 3.02%, respectively. The average and peak borrowings were $33,436,000 and $91,400,000 for the year ended March 31, 2006 and $16,088,000 and $64,220,000 for the year ended March 31, 2005. Additionally, outstanding letters of credit under the revolving credit facilities totaled $3,948,000 and $8,083,000 at March 31, 2006 and 2005, respectively. The Company’s letters of credit guarantee funding of workers compensation claims as well as obligations to certain vendors.

Back to Contents

The Company maintains a capital lease of certain computer equipment. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows:

(in thousands)
2007	$201
2008	201
2009	201
2010	159

Total minimum lease obligations	762
Less amount representing interest	(75)

Present value of future minimum lease obligations	$687

Long-term debt matures as follows:

(in thousands)
2007	$10,169
2008	10,178
2009	10,187
2010	10,153

Total	$40,687

(9)	OPERATING LEASES:

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows:

(in thousands)
2007	$7,582
2008	6,850
2009	6,053
2010	4,842
2011	3,049
Thereafter	1,948

Total	$30,324

Rent expense was $9,044,000, $9,723,000 and $10,324,000 in the years ended March 31, 2006, 2005 and 2004, respectively.

(10)	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable – The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2006 and 2005.

•
Short-term borrowings – Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

Back to Contents

•
Other long-term obligations – Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements and the carrying amounts of these items are a reasonable estimate of their fair value.

•
Foreign currency contracts – The fair value is based on quotes obtained from financial institutions. The fair value of foreign currency contracts was immaterial as of March 31, 2006 and there were no foreign currency contracts outstanding as of March 31, 2005.

•
Long-term debt – The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2006, the carrying amount of long-term debt was $40,734,000 and the estimated fair value was estimated to be $40,218,000. As of March 31, 2005, the carrying amount of long-term debt was $50,442,000 and the estimated fair value was estimated to be $49,748,000.

(11)	COMMITMENTS AND CONTINGENCIES:

On May 25, 2005, the Company’s Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission (“ITC”) final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo’s estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

The amount of Cleo’s actual liability for duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by the United States Bureau of Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the decision of the United States Court of International Trade in Cleo’s appeal of the ITC’s final determination.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(12)	SEGMENT DISCLOSURE:

The Company operates in a single reporting segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers in the United States and Canada.

The Company’s detail of revenues from its various products is as follows:

	For the Years Ended
	March 31,

	2006	2005	2004

(in thousands)

Christmas	$323,380	$329,540	$325,597
Everyday	143,307	145,486	148,017
Other seasonal	58,807	61,336	65,735

Total	$525,494	$536,362	$539,349

One customer accounted for sales of $144,202,000, or 27.4% of total sales, in fiscal 2006, $138,232,000, or 25.8% of total sales in fiscal 2005 and $114,469,000, or 21.2% of total sales, in fiscal 2004. One other customer accounted for sales of $60,751,000, or 11.6% of total sales in fiscal 2006, $57,593,000, or 10.7% of total sales, in fiscal 2005 and $66,815,000, or 12.4% of total sales, in fiscal 2004.

Back to Contents

(13)	RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company will adopt this standard in the first quarter of fiscal 2007 (the quarter ending June 2006), using the modified prospective method requiring the recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty. However, had the Company adopted this statement in prior periods, the effect of adoption on net income and earnings per share would have approximated the amounts shown in the pro forma information included in Note 1, Summary of Significant Accounting Policies.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company will adopt the provisions of this statement, as applicable, beginning in fiscal 2007.

(14)	QUARTERLY FINANCIAL DATA (UNAUDITED):

(in thousands, except per share amounts)

2006	Quarters

	First	Second	Third	Fourth

Net sales	$57,494	$164,043	$251,796	$52,161

Gross profit	$14,729	$38,367	$62,429	$10,364

Net (loss) income	$(3,655)	$9,239	$23,924	$(7,667)

Net (loss) income per common share:
Basic	$(.35)	$.88	$2.27	$(.73)

Diluted	$(.35)	$.84	$2.18	$(.73)

Back to Contents

2005	Quarters

	First	Second	Third	Fourth

Net sales	$49,555	$181,711	$247,169	$57,927

Gross profit	$13,494	$49,158	$62,513	$13,659

Net (loss) income	$(4,407)	$15,613	$23,971	$(4,485)

Net (loss) income per common share:
Basic	$(.37)	$1.31	$2.01	$(.38)

Diluted	$(.37)	$1.24	$1.91	$(.38)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and procedures.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

            The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that

Back to Contents

controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CSS Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that CSS Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSS Industries, Inc. maintained, in all material respects, effective

Back to Contents

internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2006 and March 31, 2005, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2006, and the related financial statement schedule, and our report dated May 31, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 31, 2006

Item 9B. Other Information.

None

Back to Contents

Part III

Item 10.	Directors and Executive Officers of the Registrant.

See “ELECTION OF DIRECTORS”, “OUR EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11.	Executive Compensation.

See “EXECUTIVE COMPENSATION” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “CSS SECURITY OWNERSHIP” and “DISCLOSURE WITH RESPECT TO CSS’ EQUITY COMPENSATION PLANS” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

See “CERTAIN TRANSACTIONS” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See “OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, THEIR FEES AND THEIR ATTENDANCE AT THE ANNUAL MEETING” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Back to Contents

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income — for the years ended March 31,

2006, 2005 and 2004

Consolidated Statements of Cash Flows — for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference

Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation filed December 5, 1990 (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

*3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

*3.3
Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

*3.4
Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (previously filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

3.5
By-laws of the Company, as amended to date (as last amended January 15, 2004) (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.6	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

3.7
Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

Material Contracts

10.1
Asset Purchase Agreement, dated February 8, 2002, among Berwick Industries LLC, Daylight Acquisition Corp., Lion Ribbon Company, Inc., C. M. Offray & Son, Inc., CVO Corporation (Delaware), C.M. Offray & Son (Hong Kong) Limited, Claude V. Offray, Jr., Claude V. Offray III, and Denise A. Offray (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2002).

Back to Contents

10.2	Amendment No. 1 to Asset Purchase Agreement dated March 15, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 15, 2002).

10.3
Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.4
Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.5
First Amendment to Receivables Purchase Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.6
First Amendment to Purchase and Sale Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.7
Stock Purchase Agreement, dated October 18, 2002, among Cleo Inc and the individuals and trusts constituting all of the shareholders of Crystal Creative Products, Inc (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2002).

10.8
$50,000,000 4.48% Senior Notes due December 13, 2009 Note Purchase Agreement dated December 12, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

10.9	Amended and Restated Loan Agreement dated April 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.10	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.11	Third Amendment to Purchase and Sale Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.12	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.13	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.14	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.15	First Amendment to Note Purchase Agreements dated October 27, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.16
Amendment to Amended and Restated Loan Agreement dated January 27, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

Back to Contents

Management Contracts, Compensatory Plans or Arrangements

10.17
CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.18
CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

*10.19
CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

*10.20	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc., dated November 13, 1998.

10.21
Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.22	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of Berwick Industries, Inc. and its Subsidiaries in the United States, dated November 18, 1998.

10.23
The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.24
Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of The Paper Magic Group, Inc. and its Subsidiaries in the United States, dated November 23, 1998.

10.25
Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

*10.26	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of Cleo Inc and its Subsidiaries in the United States, dated November 23, 1998.

10.27
CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

10.28	CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.29
Employment Agreement dated as of December 1, 2004 between CSS Industries, Inc. and Richard L. Morris (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated January 26, 2005).

10.30
Employment Agreement dated as of July 11, 2005 between CSS Industries, Inc. and William G. Kiesling (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005).

10.31
Employment Agreement dated as of October 25, 2005 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 7, 2006).

Back to Contents

Other

21.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed with this Annual Report on Form 10-K.

Back to Contents

CSS INDUSTRIES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Column A	Column B	Column C			Column D		Column E
		Additions

	Balance	Charged
	at	to Costs	Charged				Balance
	Beginning	and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period

Year ended March 31, 2006
Accounts receivable allowances	$5,428	$3,326	$—		$4,635	(b)	$4,119
Accrued restructuring expenses	599	37	—		632	(c)	4
Year ended March 31, 2005
Accounts receivable allowances	$6,822	$5,556	$—		$6,950	(b)	$5,428
Accrued restructuring expenses	769	2,537	—		2,707	(c)	599
Year ended March 31, 2004
Accounts receivable allowances	$5,740	$8,424	$—		$7,342	(b)	$6,822
Accrued restructuring expenses	1,115	—	1,672	(a)	2,018	(c)	769

Notes:	(a)	Represents finalization of the Crystal plan for restructuring.

(b)	Includes amounts written off as uncollectible, net of recoveries.

(c)	Includes payments and non cash reductions.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.

Registrant

Dated: May 31, 2006	By	/s/ David J. M. Erskine

David J. M. Erskine, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2006	/s/ David J. M. Erskine

David J. M. Erskine, President and Chief Executive Officer (principal executive officer and a director)

Dated: May 31, 2006	/s/ Clifford E. Pietrafitta

Clifford E. Pietrafitta, Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 31, 2006	/s/ Jack Farber

Jack Farber, Director

Dated: May 31, 2006	/s/ Christopher J. Munyan

Christopher J. Munyan, Director

Dated: May 31, 2006	/s/ Scott A. Beaumont

Scott A. Beaumont, Director

Dated: May 31, 2006	/s/ James H. Bromley

James H. Bromley, Director

Dated: May 31, 2006	/s/ Leonard E. Grossman

Leonard E. Grossman, Director

Dated: May 31, 2006	/s/ James E. Ksansnak

James E. Ksansnak, Director

Dated: May 31, 2006	/s/ Rebecca C. Matthias

Rebecca C. Matthias, Director