Form 10-Q
period 2006-06-30
CSS INDUSTRIES INC
filed 2006-08-09
CIK 20629

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 1-2661

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1920657 (I.R.S. Employer Identification No.)

1845 Walnut Street, Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes    No

As of August 4, 2006, there were 10,553,315 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except

per share data)

	Three Months Ended June 30,

	2006	2005

SALES	$47,533	$57,494

COSTS AND EXPENSES
Cost of sales	34,063	42,765
Selling, general and administrative expenses	22,204	19,985
Interest expense, net	134	442
Other income, net	(162)	(5)

	56,239	63,187

LOSS BEFORE INCOME TAXES	(8,706)	(5,693)
INCOME TAX BENEFIT	(3,199)	(2,038)

NET LOSS	$(5,507)	$(3,655)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.52)	$(.35)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	10,496	10,415

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.12	$.12

COMPREHENSIVE LOSS
Net loss	$(5,507)	$(3,655)
Foreign currency translation adjustment	—	(3)

Comprehensive loss	$(5,507)	$(3,658)

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2006	March 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,794	$57,656
Accounts receivable, net	36,457	35,582
Inventories	149,165	103,770
Deferred income taxes	7,043	7,898
Asset held for sale	1,425	—
Other current assets	18,583	18,906

Total current assets	217,467	223,812

PROPERTY, PLANT AND EQUIPMENT, NET	67,747	70,868

OTHER ASSETS
Goodwill	30,952	30,952
Intangible assets, net	4,399	4,422
Other	3,964	4,095

Total other assets	39,315	39,469

Total assets	$324,529	$334,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$—
Current portion of long-term debt	10,195	10,169
Accrued customer programs	9,264	10,791
Other current liabilities	38,519	41,370

Total current liabilities	57,978	62,330

LONG-TERM DEBT, NET OF CURRENT PORTION	30,551	30,518

LONG-TERM OBLIGATIONS	3,505	3,533

DEFERRED INCOME TAXES	5,198	5,258

STOCKHOLDERS’ EQUITY	227,297	232,510

Total liabilities and stockholders’ equity	$324,529	$334,149

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(5,507)	$(3,655)

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,651	3,467
Provision for doubtful accounts	(238)	(166)
Deferred tax provision	795	435
Loss on sale of assets	1	1
Share-based compensation expense	744	—
Changes in assets and liabilities:
Increase in accounts receivable	(637)	(7,965)
Increase in inventory	(45,395)	(46,065)
Decrease (increase) in other assets	416	(1,414)
Increase in other liabilities	3,717	6,363
Decrease in accrued taxes	(8,122)	(2,666)

Total adjustments	(45,068)	(48,010)

Net cash used for operating activities	(50,575)	(51,665)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,758)	(2,865)
Proceeds from sale of assets	1	155

Net cash used for investing activities	(1,757)	(2,710)

Cash flows from financing activities:
Payments on long-term obligations	(82)	(256)
Borrowings on notes payable	—	10,335
Repayments on notes payable	—	(5,935)
Dividends paid	(1,258)	(1,255)
Purchase of treasury stock	—	(2,452)
Proceeds from exercise of stock options	673	1,524
Tax benefit realized for stock options exercised	137	—

Net cash (used for) provided by financing activities	(530)	1,961

Effect of exchange rate changes on cash	—	(3)

Net decrease in cash and cash equivalents	(52,862)	(52,417)

Cash and cash equivalents at beginning of period	57,656	57,333

Cash and cash equivalents at end of period	$4,794	$4,916

See notes to consolidated financial statements.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation -

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nature of Business -

CSS is a consumer products company primarily engaged in the design, manufacture, procurement and sale of seasonal and social expression products, principally to mass market retailers. These products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Foreign Currency Translation and Transactions -

Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other income, net in the consolidated statements of operations.

Back to Index

Use of Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting, the valuation of share-based awards and resolution of litigation and other proceedings. Actual results could differ from these estimates.

Inventories -

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt with regard to in-transit inventory. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining    portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

	June 30, 2006	March 31, 2006

Raw material	$24,244	$22,881
Work-in-process	36,159	35,741
Finished goods	88,762	45,148

	$149,165	$103,770

Asset Held for Sale -

Asset held for sale in the amount of $1,425,000 represents a former warehouse facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than its current carrying value. The Company ceased depreciating the facility at the time it was classified as held for sale.

Revenue Recognition -

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Back to Index

Net Loss Per Common Share -

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended June 30,

	2006	2005

Numerator:
Net loss	$(5,507)	$(3,655)

Denominator:
Weighted average shares outstanding for basic loss per common share	10,496	10,415
Effect of dilutive stock options	—	—

Adjusted weighted average shares outstanding for diluted loss per common share	10,496	10,415

Basic and diluted net loss per common share	$(.52)	$(.35)

The effect of dilutive stock options is not reflected as they are anti-dilutive.

Statements of Cash Flows -

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of less than three months to be cash equivalents.

(2)	SHARE-BASED COMPENSATION:

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through February 2014. The term of the grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. Options may be exercised at the rate of 25% per year commencing one year after the date of grant. At June 30, 2006, options to acquire 1,321,550 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), which was approved by the stockholders of CSS on August 2, 2006, non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year.

Prior to April 1, 2006, the Company accounted for its equity incentive plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under that transition method, stock compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant

Back to Index

date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized on a straight-line basis over the vesting period which employees perform related services. In accordance with the modified prospective transition method, the consolidated financial statements for fiscal 2006 have not been restated to reflect the impact of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (excess tax benefits) to be classified as financing cash flows. The $137,000 excess tax benefit classified as a financing cash inflow for the quarter ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

As a result of adopting SFAS No. 123R on April 1, 2006, the Company’s loss before income taxes for the three months ended June 30, 2006 was $744,000 higher and the Company’s net loss for the same period was $576,000 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three months ended June 30, 2006 was $.05 higher than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three months ended June 30, 2005:

Three Months Ended June 30, 2005

(in thousands, except per share amounts)
Net loss as reported	$(3,655)
Less: stock-based compensation expense determined using fair value method, net of tax	(671)

Pro forma net loss	$(4,326)

Loss per share:
Basic and diluted – as reported	$(.35)

Basic and diluted – pro forma	$(.42)

Upon exercise of stock options, the Company issues shares from treasury stock. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months Ended June 30,

	2006	2005

Expected dividend yield at time of grant	1.61%	1.45%
Expected stock price volatility	24%	34%
Risk-free interest rate	4.96%	3.97%
Expected life of option	4.7 years	4.6 years

Back to Index

Transactions from April 1, 2006 through June 30, 2006 under the above plans were as follows:

	Number of Shares	Option Price per Share	Weighted Average Price	Weighted Average Life Remaining	Aggregate Intrinsic Value (in thousands)

Options outstanding at April 1, 2006	1,737,606	$12.71 – 36.60	$24.35
Granted	346,100	27.60 – 32.74	29.85
Exercised	(39,552)	14.33 – 23.83	16.77
Canceled	(67,288)	16.70 – 34.12	31.81

Options outstanding at June 30, 2006	1,976,866	$12.71 – 36.60	$25.25	4.2 years	$10,600

Options exercisable at June 30, 2006	1,133,799	$12.71 – 35.50	$20.71	3.8 years	$10,167

The weighted average fair value of options granted during the three months ended June 30, 2006 and 2005 was $9.53 and $10.25, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2006 was $414,000. As of June 30, 2006, there was $7,669,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2006, the notional amount of open foreign currency forward contracts was $13,712,000 and the related unrealized gain was $24,000.

(4)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was established in order to gain efficiencies within the business unit and was substantially completed by the first quarter of fiscal 2006. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office. As of the end of fiscal 2005, the Company had communicated termination of employment to 33 employees. In fiscal 2005, the Company increased the restructuring reserve related to the ratable recognition of retention bonuses for employees providing service until their termination date in the amount of $255,000. Additionally, during fiscal 2005, there was an increase in the restructuring reserve related to unutilized office space in the amount of $177,000 and related to other restructuring expenses in the amount of $398,000. The Company increased the restructuring reserve by $37,000 during fiscal 2006 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination. Final payments for termination costs of $4,000 were made in the quarter ended June 30, 2006.

Selected information relating to the Minneapolis restructuring reserve follows (in thousands):

Restructuring reserve as of March 31, 2006	$4
Cash paid – fiscal 2007	(4)

Restructuring reserve as of June 30, 2006	$—

Back to Index

(5)	GOODWILL AND INTANGIBLES:

The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.

Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	June 30, 2006	March 31, 2006

Tradenames	$4,290	$4,290
Non-compete and other, net	109	132

	$4,399	$4,422

Amortization expense related to intangible assets was $23,000 for the quarters ended June 30, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2006 is as follows (in thousands):

Fiscal 2007	$71
Fiscal 2008	38

Total	$109

(6)	COMMITMENTS AND CONTINGENCIES:

On May 25, 2005, the Company’s Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission’s (“ITC”) final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo’s estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

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

(7)	ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 will be effective for the Company beginning April 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

Back to Index

The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective for the Company beginning April 1, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

The Company’s everyday craft and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company has established project teams to pursue top line sales growth in these and other areas.

The Company has experienced cost increases in certain key materials, supplies and logistics services. These increases will continue to impact fiscal 2007 and will require that management either obtain price increases from its customers or find other means of reducing product and delivery costs.

Historically, significant growth at CSS has come through carefully chosen and executed acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.

LITIGATION

On May 25, 2005, the Company’s Cleo subsidiary filed a complaint in United States Court of International Trade appealing the U.S. International Trade Commission’s (“ITC”) final determination that, in part, resulted in the imposition of duties on certain tissue paper products imported from China on or after September 21, 2004. (The proceedings that led to the imposition of these duties are further described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.) In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting Cleo’s estimated liability for duties relating to subject tissue paper products that Cleo imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and the valuation of share-based awards. There have been no material changes to our critical accounting policies affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except for our accounting for share-based compensation as described below:

Share-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method and began accounting for its share-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops its estimates based on historical data and market information which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life and forfeiture rate assumptions are also derived from historical data. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had the Company used alternative valuation methodologies, the amount it expensed for share-based payments could be significantly different.

RESULTS OF OPERATIONS

Seasonality

The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher shipment levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Back to Index

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales for the three months ended June 30, 2006 decreased 17% to $47,533,000 from $57,494,000 in 2005 primarily due to the later timing of seasonal direct import sales of Halloween and Christmas products. Net of these seasonal timing issues, lower sales of everyday ribbon and bow products were partially offset by increased sales of all occasion greeting cards and educational products.

Cost of sales, as a percentage of sales, was 72% in 2006 and 74% in 2005. The decrease in cost of sales is primarily due to improved margins achieved in the gift wrap, tissue and ribbon and bow product lines, partially offset by lower margins on Halloween products.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 47% in 2006 and 35% in 2005. The increase in SG&A expenses, as a percentage of sales, is primarily due to lower sales in the quarter, share-based compensation expense related to the adoption of SFAS No. 123R, and budgeted increases in severance, compensation and consulting costs.

Interest expense, net was $134,000 in 2006 and $442,000 in 2005. The decrease in interest expense was primarily due to lower borrowing levels compared to the same quarter in prior year.

Income taxes, as a percentage of income before taxes, were 37% in 2006 and 36% in 2005. The increase in the effective tax rate is primarily due to the portion of stock option expense recorded as a result of the adoption of SFAS No. 123R which is not tax deductible.

The net loss for the three months ended June 30, 2006 was $5,507,000, or $.52 per diluted share compared to $3,655,000, or $.35 per diluted share in 2005. The increase in net loss is primarily attributable to the impact of lower sales volume and the expensing of stock options due to the first quarter adoption of SFAS No. 123R.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had working capital of $159,489,000 and stockholders’ equity of $227,297,000. The increase in inventories and the decrease in cash from March 31, 2006 reflected the normal seasonal inventory build necessary for the fiscal 2007 shipping season. The decrease in stockholders’ equity was primarily attributable to the first quarter net loss and payment of the quarterly dividend, partially offset by capital contributed upon exercise of employee stock options.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues are seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $40,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2006, there was $40,000,000 of long-term borrowings outstanding related to the senior notes and no borrowings outstanding under the Company’s short-term credit facilities. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

Back to Index

As of June 30, 2006, the Company’s letter of credit commitments are as follows (in thousands):

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

LABOR RELATIONS

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 790 employees as of June 30, 2006, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the Hagerstown-based employees remains in effect until December 31, 2006.

ACCOUNTING PRONOUNCEMENTS

See Note 7 to the Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs, currency risks and other risks associated with international markets, risks associated with acquisitions, including acquisition integration costs, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Back to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2006 has not materially changed from March 31, 2006 (See Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit 10.1 Separation Agreement and Release of Claims dated as of April 3, 2006 between CSS Industries, Inc. and David J. M. Erskine.

Exhibit 10.2 Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan.

Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2 Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

Exhibit 32.2 Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)

Date: August 9, 2006	By:	/s/ Christopher J. Munyan

Christopher J. Munyan President and Chief Executive Officer (principal executive officer)

Date: August 9, 2006	By:	/s/ Clifford E. Pietrafitta

Clifford E. Pietrafitta Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)