Form 10-Q
period 2006-09-30
CSS INDUSTRIES INC
filed 2006-11-01
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to ________________________________

Commission file number 1-2661

CSS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-1920657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

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
☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐  Yes  ☒  No

As of October 30, 2006, there were 10,623,105 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

SALES	$173,830	$164,043	$221,363	$221,537

COSTS AND EXPENSES
Cost of sales	129,003	125,676	163,066	168,441
Selling, general and administrative expenses	25,289	23,050	47,493	43,035
Interest expense, net	1,083	1,057	1,217	1,499
Other income, net	(66)	(130)	(228)	(135)

	155,309	149,653	211,548	212,840

INCOME BEFORE INCOME TAXES	18,521	14,390	9,815	8,697

INCOME TAX PROVISION	6,818	5,151	3,619	3,113

NET INCOME	$11,703	$9,239	$6,196	$5,584

NET INCOME PER COMMON SHARE
Basic	$1.11	$.88	$.59	$.53
Diluted	$1.08	$.84	$.57	$.51

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,559	10,496	10,528	10,455
Diluted	10,838	11,017	10,831	10,966

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.12	$.12	$.24	$.24

COMPREHENSIVE INCOME
Net income	$11,703	$9,239	$6,196	$5,584
Foreign currency translation adjustment	3	3	3	-
Comprehensive income	$11,706	$9,242	$6,199	$5,584

See notes to consolidated financial statements.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)
	September 30, 2006	March 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,182	$57,656
Accounts receivable, net	140,450	35,582
Inventories	167,699	103,770
Deferred income taxes	7,328	7,898
Asset held for sale	1,599	-
Other current assets	16,929	18,906

Total current assets	345,187	223,812

PROPERTY, PLANT AND EQUIPMENT, NET	65,315	70,868

OTHER ASSETS
Goodwill	30,952	30,952
Intangible assets, net	4,375	4,422
Other	3,873	4,095

Total other assets	39,200	39,469

Total assets	$449,702	$334,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$73,510	$-
Current portion of long-term debt	10,195	10,169
Accrued customer programs	11,992	10,791
Other current liabilities	75,219	41,370

Total current liabilities	170,916	62,330

LONG-TERM DEBT, NET OF CURRENT PORTION	30,490	30,518

LONG-TERM OBLIGATIONS	3,211	3,533

DEFERRED INCOME TAXES	5,298	5,258

STOCKHOLDERS’ EQUITY	239,787	232,510

Total liabilities and stockholders’ equity	$449,702	$334,149

See notes to consolidated financial statements.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,196	$5,584
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	7,096	6,937
Provision for doubtful accounts	(134)	339
Deferred tax provision (benefit)	610	(332)
(Gain) loss on sale of assets	(16)	174
Share-based compensation expense	1,412	172
Changes in assets and liabilities:
Increase in accounts receivable	(104,734)	(89,789)
Increase in inventory	(63,929)	(75,945)
Decrease (increase) in other assets	2,126	(3,158)
Increase in other liabilities	37,075	33,223
(Decrease) increase in accrued taxes	(2,355)	2,912

Total adjustments	(122,849)	(125,467)

Net cash used for operating activities	(116,653)	(119,883)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,971)	(4,664)
Proceeds from sale of assets	16	307

Net cash used for investing activities	(2,955)	(4,357)

Cash flows from financing activities:
Payments on long-term obligations	(47)	(267)
Borrowings on notes payable	128,710	166,435
Repayments on notes payable	(55,200)	(90,035)
Dividends paid	(2,526)	(2,516)
Purchase of treasury stock	-	(3,235)
Proceeds from exercise of stock options	1,454	3,462
Tax benefit realized for stock options exercised	740	-

Net cash provided by financing activities	73,131	73,844

Effect of exchange rate changes on cash	3	-
Net decrease in cash and cash equivalents	(46,474)	(50,396)

Cash and cash equivalents at beginning of period	57,656	57,333
Cash and cash equivalents at end of period	$11,182	$6,937

See notes to consolidated financial statements.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation -

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nature of Business -

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and social expression products, principally to mass market retailers. These products include gift wrap, gift bags, boxed greeting cards, gift tags, tissue paper, paper and vinyl decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

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

	September 30, 2006	March 31, 2006

Raw material	$28,625	$22,881
Work-in-process	23,719	35,741
Finished goods	115,355	45,148
	$167,699	$103,770

Asset Held for Sale -

Asset held for sale in the amount of $1,599,000 represents a former warehouse facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than its current carrying value. The Company ceased depreciating the facility at the time it was classified as held for sale.

Revenue Recognition -

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Index

Net Income Per Common Share -

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$11,703	$9,239	$6,196	$5,584

Denominator:
Weighted average shares outstanding for basic income per common share	10,559	10,496	10,528	10,455
Effect of dilutive stock options	279	521	303	511
Adjusted weighted average shares outstanding for diluted income per common share	10,838	11,017	10,831	10,966

Basic net income per common share	$1.11	$.88	$.59	$.53
Diluted net income per common share	$1.08	$.84	$.57	$.51

Statements of Cash Flows -

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

(2)	SHARE-BASED COMPENSATION:

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of September 30, 2006 become exercisable at the rate of 25% per year commencing one year after the date of grant. At September 30, 2006, options to acquire 1,340,500 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At September 30, 2006, options to acquire 200,000 shares were available for grant under the 2006 Plan.

Index

Prior to April 1, 2006, the Company accounted for its equity incentive plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under that transition method, stock compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. In accordance with the modified prospective transition method, the consolidated financial statements for fiscal 2006 have not been restated to reflect the impact of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) to be classified as financing cash flows. The $740,000 excess tax benefit classified as a financing cash inflow for the six months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $668,000 and $1,412,000 in the three and six months ended September 30, 2006, respectively. The associated future income tax benefit recognized was $157,000 and $325,000 in the three and six months ended September 30, 2006, respectively. For the three and six months ended September 30, 2006, basic and diluted income per share was $.05 and $.10 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three and six months ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
(in thousands, except per share data)
Net income, as reported	$9,239	$5,584
Add: Total stock-based employee compensation expense included in the determination of net income as reported, net of tax effects	172	172
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(755)	(1,450)
Pro forma net income	$8,656	$4,306

Net income per share:
Basic - as reported	$.88	$.53
Basic - pro forma	$.82	$.41

Diluted - as reported	$.84	$.51
Diluted - pro forma	$.80	$.40

Upon exercise of stock options, the Company issues shares from treasury stock. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

Index

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield at time of grant	1.51%	1.33%	1.61%	1.44%
Expected stock price volatility	26%	35%	24%	34%
Risk-free interest rate	4.77%	4.01%	4.96%	3.97%
Expected life of option	4.6 years	4.6 years	4.7 years	4.6 years

Transactions from April 1, 2006 through September 30, 2006 under the Company’s stock option plans were as follows:

	Number of Shares	Option Price per Share	Weighted Average Price	Weighted Average Life Remaining	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 1, 2006	1,737,606	$12.71 - 36.60	$24.35
Granted	352,100	27.60 - 32.74	29.88
Exercised	(199,155)	14.33 - 23.83	16.64
Canceled	(111,588)	16.70 - 34.72	32.20
Options outstanding at September 30, 2006	1,778,963	$12.71 - 36.60	$25.81	4.3 years	$9,436
Options exercisable at September 30, 2006	963,646	$12.71 - 36.60	$21.21	4.0 years	$8,900

The weighted average fair value of options granted during the six months ended September 30, 2006 and 2005 was $7.64 and $10.36, respectively.

The total intrinsic value of options exercised during the six months ended September 30, 2006 was $2,484,000. As of September 30, 2006, there was $6,412,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2006, the notional amount of open foreign currency forward contracts was $19,432,000 and the related unrealized gain was $13,000.

(4)	BUSINESS RESTRUCTURING:

On May 5, 2004, a subsidiary of the Company announced a restructuring of its business and established a restructuring reserve related to its administrative office located in Minneapolis, Minnesota. This restructuring was undertaken in order to gain efficiencies within the business unit and was substantially completed by the first quarter of fiscal 2006. As part of this restructuring plan, the Company accrued $377,000 for termination costs and costs related to the restructuring of the administrative office. As of the end of fiscal 2005, the Company had communicated termination of employment to 33 employees. In fiscal 2005, the Company increased the restructuring reserve in the amount of $255,000 related to the ratable recognition of retention bonuses for employees providing service until their termination date. Additionally, during fiscal 2005, there was an increase in the restructuring reserve in the amount of $177,000 related to unutilized office space and of $398,000 related to other restructuring expenses. The Company increased the restructuring reserve by $37,000 during fiscal 2006 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination. Final payments for termination costs of $4,000 were made in the first quarter of fiscal 2007.

Index

(5)	GOODWILL AND INTANGIBLES:

The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.

Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	September 30, 2006	March 31, 2006

Tradenames	$4,290	$4,290
Non-compete and other, net	85	132
	$4,375	$4,422

Amortization expense related to intangible assets was $24,000 for the quarters ended September 30, 2006 and 2005 and was $47,000 for the six months ended September 30, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2006 is as follows (in thousands):

Fiscal 2007	$47
Fiscal 2008	38
Total	$85

(6)	COMMITMENTS AND CONTINGENCIES:

On August 31, 2006, the United States Court of International Trade (“CIT”) denied the Company’s appeal challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, in the proceedings before the CIT the Company was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the estimated liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the United States Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

Index

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial position of the Company or its results of operations or cash flows.

(7)	ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value instruments. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 will have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 will be effective for the Company beginning April 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

Approximately 75% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers and the Company typically has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant cost pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has increased their bargaining power which has also contributed to price pressure.

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

Historically, significant growth at CSS has come through acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.

LITIGATION

On August 31, 2006, the United States Court of International Trade (“CIT”) denied the Company’s appeal challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, in the proceedings before the CIT the Company was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the estimated liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the United States Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

Index

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial position of the Company or its results of operations or cash flows.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and the valuation of share-based awards. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except for the accounting for share-based compensation as described below.

Share-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation,” using the modified prospective transition method and began accounting for its share-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops its estimates based on historical data and market information which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life and forfeiture rate assumptions are also derived from historical data. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had the Company used alternative valuation methodologies and assumptions, the amount it expensed for share-based payments could be significantly different.

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

Index

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Sales for the six months ended September 30, 2006 of $221,363,000 were relatively flat compared to sales of $221,537,000 in 2005 primarily due to the later timing of shipments of ribbon and bow products, gift bags and tissue and lower sales of Halloween products, substantially offset by increased sales of Christmas boxed greeting cards, all occasion cards and gift wrap.

Cost of sales, as a percentage of sales, was 74% in 2006 and 76% in 2005. The improvement in cost of sales is primarily due to improved margins achieved in the gift wrap and tissue product lines, partially offset by lower margins on Halloween products.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 21% in 2006 and 19% in 2005. The increase in SG&A expenses, as a percentage of sales, is primarily due to share-based compensation expense related to the adoption of SFAS No. 123R and expected increases in severance, incentive compensation and consulting costs.

Interest expense, net was $1,217,000 in 2006 and $1,499,000 in 2005. The decrease in interest expense was primarily due to lower borrowing levels during the six months compared to the same period in the prior year.

Income taxes, as a percentage of income before taxes, were 37% in 2006 and 36% in 2005. The increase in the effective tax rate is primarily due to the portion of stock option expense recorded as a result of the adoption of SFAS No. 123R which is not tax deductible.

Net income for the six months ended September 30, 2006 was $6,196,000, or $.57 per diluted share compared to $5,584,000, or $.51 per diluted share in 2005. The increase in net income is primarily attributable to the impact of improved margins, partially offset by the expensing of stock options due to the current year adoption of SFAS No. 123R and higher severance, compensation and consulting costs.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales for the three months ended September 30, 2006 increased 6% to $173,830,000 from $164,043,000 in 2005 primarily due to a shift of seasonal sales from the first quarter to the second quarter compared to the prior year and increased sales of Christmas boxed greeting cards to a major retailer, which was partially offset by lower sales of gift bags and tissue during the quarter compared to the prior year.

Cost of sales, as a percentage of sales, was 74% in 2006 and 77% in 2005. The decrease in cost of sales is primarily due to improved margins achieved in the gift bag, gift wrap and tissue product lines, partially offset by lower margins on Halloween products.

SG&A expenses, as a percentage of sales, were 15% in 2006 and 14% in 2005. The increase in SG&A expenses, as a percentage of sales, is primarily due to share-based compensation expense related to the adoption of SFAS No. 123R and expected increases in incentive compensation.

Interest expense, net of $1,083,000 in 2006 was consistent with interest expense, net of $1,057,000 in 2005.

Income taxes, as a percentage of income before taxes, were 37% in 2006 and 36% in 2005. The increase in the effective tax rate is primarily due to the portion of stock option expense recorded as a result of the adoption of SFAS No. 123R which is not tax deductible.

Net income for the three months ended September 30, 2006 was $11,703,000, or $1.08 per diluted share compared to $9,239,000, or $.84 per diluted share in 2005. The increase in net income is primarily attributable to the impact of higher sales volume and improved margins, partially offset by the expensing of stock options due to the current year adoption of SFAS No. 123R and higher incentive compensation cost.

Index

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had working capital of $174,271,000 and stockholders' equity of $239,787,000. The increase in accounts receivable from March 31, 2006 reflects seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2006 reflected the normal seasonal inventory build necessary for the fiscal 2007 shipping season. The increase in stockholders’ equity was primarily attributable to year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues are seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $40,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2006, there was $40,000,000 of long-term borrowings outstanding related to the senior notes and $73,510,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has a minor amount of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of September 30, 2006, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$6,383	$-	$-	$-	$6,383

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

LABOR RELATIONS

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 880 employees as of September 30, 2006, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2006. The Company is presently in negotiations with the labor union representing the Hagerstown-based production and maintenance employees regarding the terms of a new collective bargaining agreement to replace the current agreement. The Company believes that it will be able to reach agreement on the terms of a new collective bargaining agreement prior to the expiration of the existing collective bargaining agreement.

Index

ACCOUNTING PRONOUNCEMENTS

See Note 7 to the Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected outcome of ongoing negotiations with the labor union representing Hagerstown-based production and maintenance employees regarding the provisions of a new collective bargaining agreement; those relating to sources of available capital being adequate to meet its future cash needs; those relating to the expected future impact of changes in accounting principles; and those relating to the anticipated effects of measures taken by the Company to respond to cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products, currency risks and other risks associated with international markets, risks associated with acquisitions, including acquisition integration costs, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2006 has not materially changed from March 31, 2006 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 31, 2006, the United States Court of International Trade (“CIT”) denied the Company’s appeal challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, in the proceedings before the CIT the Company was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the estimated liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the United States Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Item 1A.	Risk Factors

Risks associated with our use of foreign suppliers may adversely affect our business, results of operations and financial condition.

For some of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags and tissue paper product lines, we use foreign suppliers to manufacture a portion of our products. Approximately 37% of our sales in fiscal 2006 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays, difficulties in maintaining and monitoring quality control, compliance with foreign laws and regulations, costs relating to the imposition or retrospective application of duties on imported products, economic or political instability, international public health issues, and restrictions on the repatriation of profits and assets.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)
The annual meeting of stockholders of the Company was held on August 2, 2006. The only matters voted upon at the annual meeting were the election of directors and a proposal to approve the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors in the form adopted by the Board of Directors of the Company on May 31, 2006.

Index

(b)
The result of the vote of the stockholders for the election of directors was as set forth in the table that follows. The individuals listed in the table below were elected to serve as Directors of the Company until the next annual meeting and until their successors shall be elected and qualify:

	SHARES OF VOTING STOCK
	FOR	WITHHELD
Scott A. Beaumont	9,725,965	104,247
James H. Bromley	9,436,436	393,776
Jack Farber	9,708,987	121,225
Leonard E. Grossman	9,582,123	248,089
James E. Ksansnak	9,436,436	393,776
Rebecca C. Matthias	9,509,707	320,505
Christopher J. Munyan	9,709,244	120,968

(c)	The result of the vote of the stockholders on the proposal to approve the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors was as follows:

For	6,115,054
Against	2,937,898
Abstain	3,628
Broker non-votes	773,632

Item 6.	Exhibits

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

CSS INDUSTRIES, INC.
(Registrant)

Date: November 1, 2006	By:	/s/Christopher J. Munyan
Christopher J. Munyan
President and Chief
Executive Officer
(principal executive officer)

Date: November 1, 2006	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President - Finance and
Chief Financial Officer
(principal financial and accounting officer)