Form 10-Q
period 2006-12-31
CSS INDUSTRIES INC
filed 2007-02-02
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2006
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
☒ Yes ⁪ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁪	Accelerated filer ☒	Non-accelerated filer ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
⁪ Yes ☒ No

As of January 19, 2007, there were 10,738,645 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

SALES	$264,065	$251,796	$485,428	$473,333

COSTS AND EXPENSES
Cost of sales	197,695	189,367	360,761	357,808
Selling, general and administrative expenses	26,424	23,867	73,917	66,868
Restructuring expenses	1,745	3	1,745	37
Interest expense, net	1,446	1,483	2,663	2,982
Other income, net	(130)	(47)	(358)	(182)

	227,180	214,673	438,728	427,513

INCOME BEFORE INCOME TAXES	36,885	37,123	46,700	45,820

INCOME TAX PROVISION	13,595	13,199	17,214	16,312

NET INCOME	$23,290	$23,924	$29,486	$29,508

NET INCOME PER COMMON SHARE
Basic	$2.19	$2.27	$2.79	$2.81
Diluted	$2.13	$2.18	$2.71	$2.69

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,641	10,538	10,565	10,483
Diluted	10,931	10,979	10,863	10,967

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.12	$.12	$.36	$.36

COMPREHENSIVE INCOME
Net income	$23,290	$23,924	$29,486	$29,508
Foreign currency translation adjustment	-	-	3	-
Comprehensive income	$23,290	$23,924	$29,489	$29,508

See notes to consolidated financial statements.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)

	December 31,	March 31,
	2006	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,303	$57,656
Accounts receivable, net	223,944	35,582
Inventories	66,455	103,770
Deferred income taxes	7,718	7,898
Assets held for sale	2,796	-
Other current assets	13,234	18,906

Total current assets	324,450	223,812

PROPERTY, PLANT AND EQUIPMENT, NET	61,307	70,868

OTHER ASSETS
Goodwill	30,952	30,952
Intangible assets, net	4,351	4,422
Other	3,807	4,095

Total other assets	39,110	39,469

Total assets	$424,867	$334,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$42,400	$-
Current portion of long-term debt	10,195	10,169
Accrued customer programs	16,516	10,791
Accrued restructuring expenses	1,232	4
Other current liabilities	61,498	41,366

Total current liabilities	131,841	62,330

LONG-TERM DEBT, NET OF CURRENT PORTION	20,441	30,518

LONG-TERM OBLIGATIONS	3,300	3,533

DEFERRED INCOME TAXES	5,080	5,258

STOCKHOLDERS’ EQUITY	264,205	232,510

Total liabilities and stockholders’ equity	$424,867	$334,149

See notes to consolidated financial statements.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$29,486	$29,508
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	10,564	10,460
Provision for doubtful accounts	202	479
Asset impairments	422	-
Deferred tax provision (benefit)	1	(224)
(Gain) loss on sale of assets	(16)	61
Share-based compensation expense	2,131	172
Changes in assets and liabilities:
Increase in accounts receivable	(188,564)	(163,400)
Decrease in inventory	37,315	16,936
Decrease in other assets	5,855	361
Increase in other liabilities	20,070	14,876
Increase in accrued taxes	6,802	15,934

Total adjustments	(105,218)	(104,345)

Net cash used for operating activities	(75,732)	(74,837)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,036)	(6,930)
Proceeds from sale of assets	16	335

Net cash used for investing activities	(4,020)	(6,595)

Cash flows from financing activities:
Borrowings on long-term obligations	-	729
Payments on long-term obligations	(10,080)	(10,373)
Borrowings on notes payable	168,560	227,795
Repayments on notes payable	(126,160)	(169,895)
Dividends paid	(3,801)	(3,783)
Purchase of treasury stock	(303)	(6,101)
Proceeds from exercise of stock options	2,987	4,103
Tax benefit realized for stock options exercised	1,193	-

Net cash provided by financing activities	32,396	42,475

Effect of exchange rate changes on cash	3	-
Net decrease in cash and cash equivalents	(47,353)	(38,957)

Cash and cash equivalents at beginning of period	57,656	57,333
Cash and cash equivalents at end of period	$10,303	$18,376

See notes to consolidated financial statements.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006
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

Inventories -

The Company records inventory at the date of taking title which generally occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006

Raw material	$15,932	$22,881
Work-in-process	16,141	35,741
Finished goods	34,382	45,148
	$66,455	$103,770

Assets Held for Sale -

Assets held for sale in the amount of $2,796,000 represents two former manufacturing facilities and a separate distribution facility which the Company is in the process of selling. The Company expects to sell these facilities within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating these facilities at the time they were classified as held for sale.

Revenue Recognition -

The Company recognizes revenue from product sales when the goods are shipped and title and risk of loss passes to the customer. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Index

Net Income Per Common Share -

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net income	$23,290	$23,924	$29,486	$29,508

Denominator:
Weighted average shares outstanding for basic income per common share	10,641	10,538	10,565	10,483
Effect of dilutive stock options	290	441	298	484
Adjusted weighted average shares outstanding for diluted income per common share	10,931	10,979	10,863	10,967

Basic net income per common share	$2.19	$2.27	$2.79	$2.81
Diluted net income per common share	$2.13	$2.18	$2.71	$2.69

Statements of Cash Flows -

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

(2)	SHARE-BASED COMPENSATION:

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of December 31, 2006 become exercisable at the rate of 25% per year commencing one year after the date of grant. At December 31, 2006, options to acquire 1,337,775 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At December 31, 2006, options to acquire 180,000 shares were available for grant under the 2006 Plan.

Index

Prior to April 1, 2006, the Company accounted for its equity incentive plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under that transition method, stock compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and c) compensation cost for all share-based payments modified, repurchased, or cancelled subsequent to April 1, 2006. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. In accordance with the modified prospective transition method, the consolidated financial statements for fiscal 2006 have not been restated to reflect the impact of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) be classified as financing cash flows. The $1,193,000 excess tax benefit classified as a financing cash inflow for the nine months ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $719,000 and $2,131,000 in the three and nine months ended December 31, 2006, respectively. The associated future income tax benefit recognized was $172,000 and $497,000 in the three and nine months ended December 31, 2006, respectively. For the three and nine months ended December 31, 2006, basic and diluted income per share was $.05 and $.15 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and nine months ended December 31, 2005:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
(in thousands, except per share data)
Net income, as reported	$23,924	$29,508
Add: Total stock-based employee compensation expense included in the determination of net income as reported, net of tax effects	-	111
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(588)	(1,825)
Pro forma net income	$23,336	$27,794

Net income per share:
Basic - as reported	$2.27	$2.81
Basic - pro forma	$2.21	$2.65

Diluted - as reported	$2.18	$2.69
Diluted - pro forma	$2.13	$2.53

Index

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

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Expected dividend yield at time of grant	1.52%	1.39%	1.60%	1.43%
Expected stock price volatility	31%	36%	25%	35%
Risk-free interest rate	4.52%	4.43%	4.91%	4.06%
Expected life of option	4.7 years	6.3 years	4.7 years	4.9 years

Transactions from April 1, 2006 through December 31, 2006 under the Company’s stock option plans were as follows:
	Number of Shares	Option Price per Share	Weighted Average Price	Weighted Average Life Remaining	Aggregate Intrinsic Value (in thousands)

Options outstanding at April 1, 2006	1,737,606	$12.71 - 36.60	$24.35
Granted	394,100	27.60 - 33.24	30.01
Exercised	(291,846)	12.71 - 34.12	17.23
Canceled	(146,138)	16.70 - 35.00	32.32
Options outstanding at December 31, 2006	1,693,722	$12.71 - 36.60	$26.22	4.0 years	$15,538
Options exercisable at December 31, 2006	916,468	$12.71 - 36.60	$21.97	3.7 years	$12,294

The weighted average fair value of options granted during the nine months ended December 31, 2006 and 2005 was $7.85 and $10.81, respectively.

The total intrinsic value of options exercised during the nine months ended December 31, 2006 was $3,936,000. As of December 31, 2006, there was $6,086,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with foreign currency forward contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2006, the notional amount of open foreign currency forward contracts was $19,184,000 and the related unrealized gain was $714,000. As of March 31, 2006, the notional amount of open foreign currency forward contracts was $494,000 and the related unrealized loss was immaterial.

(4)	BUSINESS RESTRUCTURING:

On November 27, 2006, the Board of Directors of the Company approved a restructuring plan to combine the operations of its Cleo Inc (“Cleo”) and Berwick Offray LLC (“Berwick Offray”) subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of redundant back office functions, certain senior management positions and excess manufacturing capacity. In connection with the restructuring plan, the Company estimates that it will incur pre-tax restructuring expenses of approximately $2,600,000, including termination costs of approximately $1,545,000 and other restructuring costs of $1,055,000. Also, in connection with the restructuring plan, the Company recorded an impairment of fixed assets at the effected facilities of $422,000 which is included in restructuring expenses. The Company expects to complete the restructuring plan by September 30, 2007. During the three months ended December 31, 2006, total costs of $1,745,000 are included in restructuring expenses. As part of the restructuring plan, the Company recorded a restructuring reserve of $1,323,000, including severance related to 29 employees. During the third quarter and nine months ended December 31, 2006, the Company made payments of $91,000.

Index

Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination Costs	Other Costs	Total

Initial accrual	$1,200	$123	$1,323
Cash paid - fiscal 2007	(26)	(65)	(91)
Restructuring reserve as of December 31, 2006	$1,174	$58	$1,232

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

Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	December 31,	March 31,
	2006	2006

Tradenames	$4,290	$4,290
Non-compete and other, net	61	132
	$4,351	$4,422

Index

Amortization expense related to intangible assets was $24,000 and $23,000 for the quarters ended December 31, 2006 and 2005, respectively, and $71,000 and $70,000 for the nine months ended December 31, 2006 and 2005, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2006 is as follows (in thousands):

Fiscal 2007	$23
Fiscal 2008	38
Total	$61

(6)	COMMITMENTS AND CONTINGENCIES:

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

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the maximum liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the United States Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by the United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial position of the Company or its results of operations or cash flows.

(7)	ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

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

Index

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 will be effective for the Company beginning April 1, 2007 with the cumulative effect (if any) of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of this statement were effective for the Company beginning April 1, 2006. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

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

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

Approximately 75% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers and the Company typically has a relatively high market share in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant cost pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has increased their bargaining power which has also contributed to price pressure.

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

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the maximum liability of the Company’s Cleo Inc (“Cleo”) subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the United States Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by the United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting; the valuation of share-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except for the accounting for share-based compensation as described below.

Share-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method and began accounting for its share-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops its estimates based on historical data and market information which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life and forfeiture rate assumptions are also derived from historical data. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different.

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

Index

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Sales for the nine months ended December 31, 2006 increased 3% to $485,428,000 from $473,333,000 in 2005 primarily due to higher sales of Christmas gift wrap and boxed greeting cards, partially offset by lower sales of all-occasion cards, tissue, gift bags and ribbons and bows.

Cost of sales, as a percentage of sales, was 74% in 2006 and 76% in 2005. The improvement in cost of sales is primarily due to improved margins achieved in the gift wrap, gift bag and tissue product lines and the impact of higher sales of gift wrap and Christmas boxed greeting cards, partially offset by lower margins on Halloween products and incremental costs of $604,000 associated with the restructuring plan which includes $570,000 related to the write-down of inventory.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 15% in 2006 and 14% in 2005. The increase in SG&A expenses, as a percentage of sales, is primarily due to incremental share-based compensation expense related to the adoption of SFAS No. 123R, increases in severance, incentive compensation and consulting costs and incremental costs of $285,000 associated with the restructuring plan established in the current year.

Restructuring expenses were $1,745,000 in 2006 and $37,000 in 2005. The increase in restructuring expenses was due to the establishment of a restructuring plan in the current year to combine the operations of the Cleo and Berwick Offray (“Berwick Offray”) subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. See Note 4 to the consolidated financial statements for further discussion.

Interest expense, net was $2,663,000 in 2006 and $2,982,000 in 2005. The decrease in interest expense was primarily due to lower borrowing levels during 2006 compared to the same period in the prior year.

Income taxes, as a percentage of income before taxes, were 37% in 2006 and 36% in 2005. The increase in the effective tax rate is primarily due to a portion of the stock option expense recorded as a result of the adoption of SFAS No. 123R not being deductible for tax purposes.

Net income for the nine months ended December 31, 2006 was $29,486,000, or $2.71 per diluted share, compared to $29,508,000, or $2.69 per diluted share in 2005. The impact of improved margins was substantially offset by the expensing of stock options due to the current year adoption of SFAS No. 123R, restructuring costs and higher severance, incentive compensation and consulting costs. Excluding costs relating to the restructuring plan and incremental stock option expense related to the Company’s adoption of SFAS No. 123R, net income increased 11% to $32,780,000, or $3.02 per diluted share, for the nine months ended December 31, 2006.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales for the three months ended December 31, 2006 increased 5% to $264,065,000 from $251,796,000 in 2005 primarily due to increased sales of gift wrap, Christmas boxed greeting cards and ribbons and bows as well as the earlier timing of Easter shipments from the fourth quarter to the third quarter in the current fiscal year, partially offset by lower sales of all-occasion cards, tissue, gift tags and gift bags.

Cost of sales, as a percentage of sales, was 75% in 2006 and 2005. Improved margins achieved in the gift bag, gift wrap and tissue product lines were substantially offset by lower margins on ribbons and bows and incremental costs of $604,000 associated with the restructuring plan which includes $570,000 related to the write-down of inventory.

SG&A expenses, as a percentage of sales, were 10% in 2006 and 9% in 2005. The increase in SG&A expenses, as a percentage of sales, is primarily due to incremental share-based compensation expense related to the adoption of SFAS No. 123R, increases in incentive compensation and incremental costs of $285,000 associated with the restructuring plan established in the current year.

Index

Restructuring expenses were $1,745,000 in 2006 and $3,000 in 2005. The increase in restructuring expenses was due to the establishment of a restructuring plan in the current year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. See Note 4 to the consolidated financial statements for further discussion.

Interest expense, net of $1,446,000 in 2006 was relatively consistent with interest expense, net of $1,483,000 in 2005.

Income taxes, as a percentage of income before taxes, were 37% in 2006 and 36% in 2005. The increase in the effective tax rate is primarily due to a portion of the stock option expense recorded as a result of the adoption of SFAS No. 123R not being tax deductible for tax purposes.

Net income for the three months ended December 31, 2006 was $23,290,000, or $2.13 per diluted share, compared to $23,924,000, or $2.18 per diluted share in 2005. The decrease in net income is primarily attributable to the expensing of stock options due to the current year adoption of SFAS No. 123R, higher incentive compensation cost and restructuring costs as described above, partially offset by improved margins. Excluding costs relating to the restructuring plan and incremental stock option expense related to the Company’s adoption of SFAS No. 123R, net income increased 7% to $25,503,000, or $2.33 per diluted share, for the quarter ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had working capital of $192,609,000 and stockholders' equity of $264,205,000. The increase in accounts receivable from March 31, 2006 reflects seasonal billings of current year Christmas accounts receivables, net of current year collections. The decrease in inventories reflects the normal seasonal shipments during the fiscal 2007 shipping season. The increase in accrued restructuring expenses is due to the establishment of a restructuring plan in the current year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. The increase in other current liabilities was due to increased accruals for income taxes, sales commissions, royalties and employee benefits. The increase in stockholders’ equity was primarily attributable to year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues are seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $30,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2006, there was $30,000,000 of long-term borrowings outstanding related to the senior notes and $42,400,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has a minor amount of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of December 31, 2006, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$6,383	$-	$-	$-	$6,383

Index

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

RECONCILIATION OF CERTAIN NON-GAAP MEASURES

Management believes that presentation of results of operations adjusted to eliminate the affects of incremental, non-recurring costs related to a restructuring plan and the impact of the Company’s adoption of SFAS No. 123R in fiscal 2007 provides useful information to investors because it enhances comparability between the current year and prior year reporting periods.

(in thousands, except per share data)
	Nine Months Ended December 31, 2006
	Income Before Income Taxes	Net Income	Diluted Earnings Per Share

As reported	$46,700	$29,486	$2.71
- Restructuring expenses	1,745	1,102.10
- Inventory write-downs due to facility closure	570	360.03
- Other incremental costs related to restructuring plan	319	201.02
- Expensing stock options - SFAS No. 123R	2,131	1,631.15
Non-GAAP measurement	$51,465	$32,780	$3.02

	Three Months Ended December 31, 2006
	Income Before Income Taxes	Net Income	Diluted Earnings Per Share

As reported	$36,885	$23,290	$2.13
- Restructuring expenses	1,745	1,102.10
- Inventory write-downs due to facility closure	570	360.03
- Other incremental costs related to restructuring plan	319	201.02
- Expensing stock options - SFAS No. 123R	719	550.05
Non-GAAP measurement	$40,238	$25,503	$2.33

Diluted earnings per share for the nine months ended December 31, 2006 does not add due to rounding.

Index

LABOR RELATIONS

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 880 employees as of December 31, 2006, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2007. A new collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees was concluded in the third quarter of fiscal 2007 and remains in effect until December 31, 2009.

ACCOUNTING PRONOUNCEMENTS

See Note 7 to the Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectation that it will sell facilities held for sale within the next 12 months for an amount greater than the current carrying value; improved profitability and efficiency from the Company’s restructuring plan to combine the operations of its Cleo and Berwick Offray subsidiaries; estimated future expenses in connection with such restructuring plan; continued use of acquisitions to stimulate further growth; the Company’s expected ultimate liabilities from lawsuits and claims; the expected future impact of changes in accounting principles; and the anticipated effects of measures taken by the Company to respond to cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products, currency risks and other risks associated with international markets, risks associated with the combination of the operations of the Company’s Cleo and Berwick Offray subsidiaries, including restructuring costs and the risk that such costs may exceed the expected amounts described herein, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2006 have not materially changed from March 31, 2006 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 have not changed with the exception of the following:

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

Item. 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 30, 2006, CSS issued options to purchase 20,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”). The 2006 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2006 to 2010. In accordance with the automatic grant provisions of the 2006 Plan, each of the options granted on November 30, 2006: (i) has an exercise price of $30.86 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2006 Plan, and none was received.

On November 21, 2006, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director pursuant to CSS’ 1995 Stock Option Plan for Non-Employee Directors (the “1995 Plan”). The aggregate purchase price for these 6,000 shares of CSS common stock was $96,480, which was paid in cash.

On December 22, 2006, CSS issued 36,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director pursuant to the 1995 Plan and CSS’ 2000 Stock Option Plan for Non-Employee Directors (the “2000 Plan”). The aggregate purchase price for these 36,000 shares of CSS common stock was $664,800, which was paid in cash.

The options granted pursuant to the 1995 Plan, 2000 Plan and 2006 Plan were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the shares of CSS common stock issued upon exercise of the aforementioned options were not registered under the Securities Act. CSS believes that the issuance of the options, and the issuance of the aforementioned shares of CSS common stock in connection with the exercise of options, was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about CSS. CSS did not engage an underwriter in connection with the foregoing stock option grants and stock issuances.

Index

Share Repurchase Program

A total of 9,200 shares were repurchased at an average price of $32.90 in the third quarter of fiscal 2007. As of December 31, 2006, there remained an outstanding authorization to repurchase 248,024 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)

October 1 through October 31, 2006	-	$-	-	257,224
November 1 through November 30, 2006	-	-	-	257,224
December 1 through December 31, 2006	9,200	32.90	9,200	248,024
Total Third Quarter	9,200	$32.90	9,200	248,024

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
The Company’s Board of Directors authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company’s Board of Directors increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of December 31, 2006 was 4,851,976 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Index

Item 6.	Exhibits

Exhibit 10.1 CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description.

Exhibit 10.2 Employment Agreement dated as of November 21, 2006 between CSS Industries, Inc. and Robert Collins.

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

CSS INDUSTRIES, INC.
(Registrant)

Date: February 1, 2007	By:	/s/Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: February 1, 2007	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)