Form 10-K
period 2007-03-31
CSS INDUSTRIES INC
filed 2007-06-05
CIK 20629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant is $298,672,775. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2006, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2007 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 22, 2007, there were outstanding 10,889,838 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
INDEX

Part I

Item 1.	Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and warehoused in thirteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities. The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”). In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions, certain senior management positions, a non-core product line and excess manufacturing capacity.

The Company’s goal is to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

Principal Products  CSS designs, manufactures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations and decorative ribbons and bows. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets all occasion boxed greeting cards, gift bags, tissue, decorative ribbons and bows and craft items to its mass market, craft and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through the mass market, school supply distributors and teachers’ stores.

CSS operates thirteen manufacturing and/or distribution facilities located in Pennsylvania, Maryland, South Carolina, Tennessee and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•	Boxed greeting cards, gift tags and classroom exchange Valentine products are either imported from Asian manufacturers or domestically produced and warehoused in four facilities in central and northeastern Pennsylvania. Manufacturing processes include a wide range of finishing, assembly and packaging operations.

•	Halloween make-up and Easter egg dye products are manufactured in Asia to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. These products share a distribution facility in northeastern Pennsylvania with Christmas products of the Company.

•	Ribbons and bows are manufactured and warehoused in seven facilities located in northeastern Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically and sourced from Mexico and Asia. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles.

•	Gift wrap is manufactured in one facility in Memphis, Tennessee. Manufacturing includes web printing, finishing, rewinding and packaging. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis.

Other products, designed to the specifications of CSS, are imported primarily from Asian manufacturers.

During our 2007 fiscal year, CSS experienced no material difficulties in obtaining raw materials from suppliers.

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

Sales and Marketing  Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, independent card and floral shops and retail teachers’ stores. Net sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 11% of total net sales, respectively, during fiscal 2007. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2007. Approximately 75% of the Company’s sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder attributable to everyday products. Approximately 65% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. CSS products generally are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers.

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

Employees

At May 22, 2007, approximately 2,700 persons were employed by CSS (increasing to approximately 3,300 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 600 employees as of May 22, 2007, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.

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

Approximately 75% of our sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder being attributable to everyday products. Approximately 65% of our sales relate to the Christmas season. The seasonal nature of our business results in low sales and operating losses in our first and fourth quarters, and high shipment levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

We rely on a few mass market retailers, warehouse clubs and national drug store chains for a significant portion of our sales. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Past and future consolidation within the retail sector also may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

A few of our customers are material to our business and operations. Our sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 11% of our sales, respectively, during our 2007 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2007. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 62% of our sales in our 2007 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been a great amount of consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of the sales of our products. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

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

For some of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags and tissue paper product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 40% of our sales in fiscal 2007 are related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays, difficulties in maintaining and monitoring quality control, compliance with foreign laws and regulations, costs relating to the imposition or retrospective application of duties on imported products, economic or political instability, international public health issues, and restrictions on the repatriation of profits and assets.

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

Many of our largest customers are mass market retailers. The mass market retail channel in the United States has experienced significant shifts in market share among competitors in recent years, causing large retailers to experience liquidity problems and file for bankruptcy protection. There is a risk that these key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts. Additionally, our business, results of operations and financial condition may be adversely affected if these mass market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

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

Approximately 600 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland and at our gift wrap facilities in Memphis, Tennessee are represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2009. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee will expire on December 31, 2007. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

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

We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some employees or others may not provide adequate protection in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known, or is independently developed by competitors.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

		Approximate Square Feet
Location	Use	Owned	Leased

Elysburg, PA	Manufacturing and distribution	253,000	—
Elysburg, PA	Manufacturing	68,000	—
Danville, PA	Distribution	133,000	—
Troy, PA	Distribution	223,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	547,000
Memphis, TN	Manufacturing and distribution	—	1,006,000
Memphis, TN	Distribution	—	404,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hartwell, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000

Total		1,849,000	2,057,000

The Company also owns two former manufacturing facilities aggregating 210,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating 151,000 square feet for various marketing and administrative purposes, including 21,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

The Company is the lessee of approximately 14,000 square feet of space (which was used in former operations), portions of which have been subleased by the Company, as sublessor, to various sublessees. The Company also owns a distribution facility (approximately 135,000 square feet) which has been leased to a third party.

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

In February 2005, the Commerce Department issued its final determination in which it found that certain tissue paper products are being sold into the United States from China at less than fair value. In March 2005, the ITC issued its final determination in which it found that an industry in the United States is materially injured by reason of imports from China of certain tissue paper products. As a result of these determinations, certain tissue paper products imported from China are now subject to the imposition of tissue duties. On May 25, 2005, the Company filed an appeal of the ITC’s final determination which was subsequently denied on August 31, 2006 by the United States Court of International Trade. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the maximum liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by the United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

With respect to the fiscal years ended March 31, 2007 and 2006, the Company believes that it did not import from China any tissue paper products that are subject to the imposition of tissue duties pursuant to the aforementioned final determinations of the Commerce Department and the ITC.

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

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2007 and fiscal 2006.

			Dividends
Fiscal 2007	High	Low	Declared

First Quarter	$32.84	$26.60	$.12
Second Quarter	31.86	26.35	.12
Third Quarter	35.77	28.46	.12
Fourth Quarter	37.48	32.43	.12

			Dividends
Fiscal 2006	High	Low	Declared

First Quarter	$35.10	$29.92	$.12
Second Quarter	37.74	35.52	.12
Third Quarter	35.98	30.73	.12
Fourth Quarter	34.00	26.00	.12

At May 22, 2007, there were approximately 2,370 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Issuer Purchases of Equity Securities

A total of 600 shares were repurchased at an average price of $33.00 in the fourth quarter of fiscal 2007. As of March 31, 2007, there remained an outstanding authorization to repurchase 247,424 shares of outstanding CSS common stock as represented in the table below.

				Maximum
			Total Number of Shares	Number of Shares
	Total Number		Purchased as Part	That May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under
	Purchased(1)	Paid per Share	Program(1)(2)	the Program(2)

January 1 through January 31, 2007	—	$—	—	248,024
February 1 through February 28, 2007	—	—	—	248,024
March 1 through March 31, 2007	600	33.00	600	247,424

Total Fourth Quarter	600	$33.00	600	247,424

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2)	The Company’s Board of Directors authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Board of Directors increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of March 31, 2007 was 4,852,576 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2002 through March 31, 2007, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2002 and reinvestment of all dividends).

The peer group utilized consists of American Greetings Corporation, Blyth, Inc., Lenox Group Inc. (f/k/a Department 56, Inc.), Russ Berrie and Company, Inc. and Enesco Group, Inc. The Company selected this group as its peer group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this peer group will be flawed, because the businesses of the peer group companies are in large part different from the Company’s. In this regard, the Company competes with only one division of American Greetings, Blyth is principally focused on fragranced candle products and related candle accessories, competing only with some of the Company’s products, and the other companies principally sell collectible and/or giftware items.

Item 6.	Selected Financial Data.

	Years Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$530,686	$525,494	$536,362	$539,349	$532,815
Income before income taxes	36,804	32,716	47,118	46,297	40,010
Income before cumulative effect of change in accounting principle	23,889	21,841	30,692	29,850	25,846
Cumulative effect of change in accounting principle(1)	—	—	—	—	(8,813)
Net income	23,889	21,841	30,692	29,850	17,033
Basic net income per common share:
Before cumulative effect of accounting change	$2.25	$2.08	$2.58	$2.54	$2.19
Cumulative effect of accounting change	—	—	—	—	(.74)

Basic net income per common share	$2.25	$2.08	$2.58	$2.54	$1.45

Diluted net income per common share:
Before cumulative effect of accounting change	$2.19	$2.00	$2.45	$2.42	$2.09
Cumulative effect of accounting change	—	—	—	—	(.71)

Diluted net income per common share	$2.19	$2.00	$2.45	$2.42	$1.38

Balance Sheet Data:
Working capital	$188,309	$161,482	$151,878	$187,813	$155,112
Total assets	343,070	334,149	333,906	370,397	349,563
Current portion of long-term debt	10,195	10,169	10,442	335	109
Long-term debt	20,392	30,518	40,000	50,251	50,063
Stockholders’ equity	261,110	232,510	216,489	249,152	220,863
Cash dividends declared per common share	$.48	$.48	$.40	$.307	$.067

(1)	Represents the cumulative effect of change in accounting principle to reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Approximately 75% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant cost pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure.

The Company has taken several measures to respond to cost and price pressures. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS substantially expanded an office and showroom in Hong Kong to better meet customers’ buying needs and to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates its efficiency and productivity in its North American production and distribution facilities and in its back office operations to maintain its competitiveness domestically. In the last four fiscal years, the Company has closed three manufacturing plants and five warehouses totaling 800,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. This action enhanced administrative efficiencies and is expected to provide incremental penetration of gift packaging products into broader everyday channels of distribution.

The Company’s everyday craft, trim-a-package and stationery product lines have higher inherent growth potential due to higher market growth rate. Further, the Company’s everyday craft, trim-a-package, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company has established project teams to pursue top line sales growth in these and other areas.

The seasonal nature of CSS’ business results in low sales and operating losses in the first and fourth quarters and high sales levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Historically, significant growth at CSS has come through acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.

Litigation

As discussed in Item 3. Legal Proceedings in this annual report on Form 10-K, on May 25, 2005, the Company filed an appeal of the ITC’s final determination imposing duties on certain tissue paper products imported from China, which appeal was subsequently denied on August 31, 2006 by the United States Court of International Trade. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the maximum liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year based on the applicable deposit rates established by the Commerce Department.

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

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Consolidated sales for fiscal 2007 increased 1% to $530,686,000 from $525,494,000 in fiscal 2006. The increase in sales was primarily due to higher sales of Christmas gift wrap and boxed greeting cards, partially offset by lower sales of tissue, gift bags and ribbons and bows.

Cost of sales, as a percentage of sales, decreased to 74% in 2007 from 76% in 2006. The improvement in cost of sales is primarily due to improved manufacturing and distribution efficiencies achieved in the gift wrap, gift bag and tissue product lines and the impact of higher sales of gift wrap and boxed greeting cards, partially offset by incremental costs of $706,000 associated with the restructuring program, which includes $660,000 related to the write-down of inventory.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, increased to 18% in 2007 from 17% in 2006. The increase in SG&A expenses, as a percentage of sales, is primarily due to incremental share-

based compensation expense related to the adoption of SFAS No. 123R, “Share-Based Payment,” increased incentive compensation expense and incremental costs of $909,000 associated with the restructuring program established in the current year.

Restructuring expenses were $2,327,000 in fiscal 2007 and $37,000 in fiscal 2006. The increase in restructuring expenses was due to the establishment of a restructuring program in the current year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. See Note 3 to the consolidated financial statements for further discussion.

Interest expense, net decreased to $2,285,000 in 2007 from $3,279,000 in 2006. The decrease in interest expense, net was primarily due to lower borrowing levels during fiscal 2007 compared to the prior year and increased cash balances.

Income before income taxes was $36,804,000, or 7% of sales, in fiscal 2007 and $32,716,000, or 6% of sales, in fiscal 2006. Excluding costs relating to the restructuring program in fiscal 2007 and including the pro forma effect of stock option expense in the prior fiscal year for the Company’s adoption of SFAS No. 123R, income before income taxes increased 36% to $40,745,000 in fiscal 2007 from $30,031,000 in fiscal 2006.

Income taxes, as a percentage of income before taxes, were 35% in 2007 and 33% in 2006. The increase in the effective tax rate is primarily due to a non-recurring, one-time favorable impact of the American Jobs Creation Act of 2004 of approximately $430,000 relating to the repatriation of earnings from the Company’s foreign affiliates that was recorded in the prior year. Also contributing to the increase is a portion of the share-based compensation expense recorded in the current year as a result of the adoption of SFAS No. 123R not being deductible for tax purposes.

Net income for the year ended March 31, 2007 increased 9% to $23,889,000 from $21,841,000 in 2006. Excluding costs relating to the restructuring program in fiscal 2007 and including the pro forma effect of stock option expense in the prior fiscal year for the Company’s adoption of SFAS No. 123R, net income increased 35% to $26,412,000 in fiscal 2007 from $19,548,000 in fiscal 2006 and diluted earnings per share increased 33% to $2.42 in fiscal 2007 compared to prior year diluted earnings per share of $1.82.

Fiscal 2006 Compared to Fiscal 2005

Consolidated sales for fiscal 2006 decreased 2% to $525,494,000 from $536,362,000 in fiscal 2005. The decline in sales was due primarily to lower sales of Christmas gift wrap, everyday ribbons and bows and boxed greeting cards. This sales decline was partially offset by increased sales of seasonal tissue and gift bags and reduced customer program expenses.

Cost of sales, as a percentage of sales, increased to 76% in 2006 from 74% in 2005. The increase in cost of sales, as a percentage of sales, was due to a decline in the operating performance of our gift wrap and tissue product lines. This decline was primarily due to increased product and energy costs, including increased fuel costs during our peak seasonal shipping season.

SG&A expenses, as a percentage of sales, increased to 17% in 2006 from 16% in 2005. The increase in SG&A expenses, as a percentage of sales, was primarily due to incremental costs related to severance associated with a workforce reduction and recruiting and relocation costs resulting from the hiring of key managers, partially offset by decreased incentive compensation expense.

Restructuring expenses were $37,000 in fiscal 2006 and $2,537,000 in fiscal 2005. The decrease in restructuring expenses was due to limited restructuring activities occurring in fiscal 2006 compared to fiscal 2005. During fiscal 2005, the Company recorded restructuring expenses related to its administrative office located in Minneapolis, Minnesota in the amount of $1,207,000 and recorded restructuring expenses related to the closure of its plant located in Anniston, Alabama in the amount of $1,330,000.

Interest expense, net increased to $3,279,000 in 2006 from $2,374,000 in 2005 primarily due to higher average borrowing levels during the year as a result of cash expended with the March 2005 repurchase of 1,739,760 shares of common stock as a result of the Company’s tender offer which expired on March 4, 2005, as well as the impact of higher interest rates.

Income before income taxes was $32,716,000, or 6% of sales, in fiscal 2006 and $47,118,000, or 9% of sales, in fiscal 2005.

Income taxes, as a percentage of income before taxes, were 33% in 2006 and 35% in 2005. The decrease in the effective tax rate was primarily due to a one-time favorable impact of the American Jobs Creation Act of 2004 of approximately $430,000 relating to the repatriation of earnings from the Company’s foreign affiliates.

Net income for the year ended March 31, 2006 decreased 29% to $21,841,000 from $30,692,000 in 2005.

Reconciliation of Certain Non-GAAP Measures

Management believes that presentation of results of operations adjusted for the affects of non-recurring costs related to a restructuring program in fiscal 2007 and the pro forma impact of recognizing stock option expense as if the Company had adopted SFAS No. 123R, “Share-Based Payment,” in fiscal 2006, provides useful information to investors because it enhances comparability between the current year and prior year reporting periods.

	Year Ended March 31, 2007
			Diluted
	Income Before		Earnings
	Income Taxes	Net Income	per Share
	(In thousands, except per share amounts)

As Reported	$36,804	$23,889	$2.19
— Restructuring expenses	2,327	1,489	.14
— Inventory write-down due to facility closure	660	423	.04
— Other incremental costs related to restructuring plan	954	611	.06

Non-GAAP Measurement	$40,745	$26,412	$2.42

	Year Ended March 31, 2006
			Diluted
	Income Before		Earnings
	Income Taxes	Net Income	per Share
	(In thousands, except per share amounts)

As Reported	$32,716	$21,841	$2.00
— Restructuring expenses	37	25	—
— Expensing stock options — SFAS No. 123R adopted 4/1/06	(2,722)	(2,318)	(.18)

Non-GAAP Measurement	$30,031	$19,548	$1.82

Diluted earnings per share for the year ended March 31, 2007 does not add due to rounding.

Liquidity and Capital Resources

At March 31, 2007, the Company had working capital of $188,309,000 and stockholders’ equity of $261,110,000. The increase in accounts receivable, net of reserves, to $37,169,000 at March 31, 2007 from $35,582,000 at March 31, 2006 was primarily the result of higher sales in the current year. Inventories decreased from $103,770,000 to $82,138,000 primarily due to improved inventory management. The decrease in other current assets from $18,906,000 to $13,665,000 is primarily due to the current year collection of an insurance claim receivable of $4,012,000 related to water damage in a manufacturing facility. Capital expenditures decreased to $5,289,000 in fiscal 2007 from $9,515,000 in fiscal 2006. The increase in stockholders’ equity was primarily attributed to the current year net income and capital contributed upon exercise of employee stock options, partially offset by payments of cash dividends.

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock pursuant to prices and other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2007, the Company has 247,424 shares remaining available for repurchase under the

Board’s authorization. The Company repurchased 9,800 shares for $323,000 and 218,100 shares for $7,167,000 in fiscal 2007 and fiscal 2006, respectively.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of CSS revenues are seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements were met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $30,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At March 31, 2007, there were no borrowings outstanding under the revolving credit facility and there were long-term borrowings of $30,000,000 related to the senior notes. For information concerning these credit facilities, see Note 8 of the Notes to Consolidated Financial Statements.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2007, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less Than	1-3	4-5	After
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Short-term debt	$—	$—	$—	$—	$—
Capital lease obligations	219	410	—	—	629
Operating leases	7,244	10,920	3,667	1,311	23,142
Long-term debt(1)	11,210	21,075	—	—	32,285
Other long-term obligations(2)	—	357	254	2,610	3,221

	$18,673	$32,762	$3,921	$3,921	$59,277

(1)	Interest on long-term debt is based on amounts outstanding and on the fixed interest rate of 4.48%.

(2)	Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations is estimated by management.

As of March 31, 2007, the Company’s other commitments are as follows (in thousands):

	Less Than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Letters of credit	$3,883	$—	$—	$—	$3,883

The Company has a letter of credit that guarantees the funding of workers compensation claims. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if canceled.

Critical Accounting Policies

In preparing our consolidated financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenue and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. Below are the most significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Revenue

Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales and the related reserves are shown as a reduction of accounts receivable, except reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. Customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. With few exceptions, the Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate and available. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness, historical recovery percentages and outstanding customer program arrangements.

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

Goodwill

Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a multiple of earnings before interest, income taxes, depreciation and amortization. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant and equipment, and valuation of inventories. Temporary differences and operating loss and credit carryforwards result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we would record additional tax expense in the accompanying consolidated statements of operations. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Share-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective transition method and began accounting for its share-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, and the expected option life.

The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different.

Accounting Pronouncements

See Note 13 to the Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectation that it will sell facilities held for sale within the next 12 months for an amount greater than the current carrying value; improved profitability and efficiency from the Company’s restructuring program to combine the operations of its Cleo and Berwick Offray subsidiaries; estimated future expenses in connection with such restructuring program; continued use of acquisitions to stimulate further growth; the Company’s expected ultimate liabilities from lawsuits and claims; the expected future impact of changes in accounting principles; and the anticipated effects of measures taken by the Company to respond to cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products, currency risks and other risks associated with international markets, risks associated with the combination of the operations of the Company’s Cleo and Berwick Offray subsidiaries, including restructuring costs and the risk that such costs may exceed the expected amounts described herein, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are actively monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit, a change in either the lender’s base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings under these credit facilities of $28,547,000 for the year ended March 31, 2007, a 1% increase or decrease in floating interest rates would have increased or decreased annual interest expense by approximately $285,000. Based on an average cash balance of $32,872,000 for the year ended March 31, 2007, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $329,000.

Foreign Currency Risk

Approximately 4% of the Company’s sales in fiscal 2007 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8.	Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 5 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
June 1, 2007

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,091	$57,656
Accounts receivable, net of allowances of $4,850 and $4,119	37,169	35,582
Inventories	82,138	103,770
Deferred income taxes	8,645	7,898
Assets held for sale	2,564	—
Other current assets	13,665	18,906

Total current assets	244,272	223,812

PROPERTY, PLANT AND EQUIPMENT
Land	2,739	3,033
Buildings, leasehold interests and improvements	55,352	56,469
Machinery, equipment and other	124,164	123,981

	182,255	183,483
Less — Accumulated depreciation	(123,358)	(112,615)

Net property, plant and equipment	58,897	70,868

OTHER ASSETS
Goodwill	30,952	30,952
Intangible assets, net of accumulated amortization of $619 and $525	4,328	4,422
Other	4,621	4,095

Total other assets	39,901	39,469

Total assets	$343,070	$334,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable	$—	$—
Current portion of long-term debt	10,195	10,169
Accounts payable	12,212	14,494
Accrued income taxes	444	3,910
Accrued payroll and other compensation	12,816	11,420
Accrued customer programs	10,290	10,791
Accrued other expenses	10,006	11,546

Total current liabilities	55,963	62,330

LONG-TERM DEBT, NET OF CURRENT PORTION	20,392	30,518

OTHER LONG-TERM OBLIGATIONS	3,221	3,533

DEFERRED INCOME TAXES	2,384	5,258

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2007 and 2006	1,470	1,470
Additional paid-in capital	40,680	36,033
Retained earnings	325,246	313,879
Accumulated other comprehensive loss, net of tax	(1)	(2)
Common stock in treasury, 3,857,571 and 4,216,584 shares, at cost	(106,285)	(118,870)

Total stockholders’ equity	261,110	232,510

Total liabilities and stockholders’ equity	$343,070	$334,149

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2007	2006	2005

NET SALES	$530,686	$525,494	$536,362

COSTS AND EXPENSES
Cost of sales	394,045	399,605	397,538
Selling, general and administrative expenses	96,125	90,211	87,460
Restructuring expenses	2,327	37	2,537
Interest expense, net of interest income of $1,295, $474, and $530	2,285	3,279	2,374
Other income, net	(900)	(354)	(665)

	493,882	492,778	489,244

INCOME BEFORE INCOME TAXES	36,804	32,716	47,118
INCOME TAX PROVISION	12,915	10,875	16,426

NET INCOME	$23,889	$21,841	$30,692

NET INCOME PER COMMON SHARE
Basic	$2.25	$2.08	$2.58

Diluted	$2.19	$2.00	$2.45

COMPREHENSIVE INCOME
Net income	$23,889	$21,841	$30,692
Foreign currency translation adjustment	1	—	(2)

Comprehensive income	$23,890	$21,841	$30,690

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended March 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$23,889	$21,841	$30,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,335	14,499	14,294
Provision for doubtful accounts	26	399	643
Asset impairments	422	—	—
Deferred tax (benefit) provision	(3,621)	(1,512)	667
(Gain) loss on sale or disposal of assets	(418)	153	(138)
Compensation expense related to stock options	2,825	172	165
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,613)	1,292	2,544
Decrease (increase) in inventories	21,632	(1,903)	(7,409)
Decrease (increase) in other assets	4,575	(4,778)	(959)
Decrease in accounts payable	(2,282)	(843)	(1,546)
(Decrease) increase in accrued income taxes	(3,466)	2,790	2,664
Decrease in accrued expenses and other long-term obligations	(957)	(4,510)	(3,301)

Net cash provided by operating activities	55,347	27,600	38,316

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,289)	(9,515)	(8,477)
Proceeds from sale of assets	732	361	397

Net cash used for investing activities	(4,557)	(9,154)	(8,080)

Cash flows from financing activities:
Payments on long-term debt obligations	(10,241)	(10,484)	(144)
Borrowings on notes payable	172,360	243,845	143,465
Payments on notes payable	(172,360)	(243,845)	(143,465)
Dividends paid	(5,100)	(5,040)	(4,789)
Purchase of treasury stock	(323)	(7,167)	(69,004)
Proceeds from exercise of stock options	5,486	4,568	7,845
Tax benefit realized for stock options exercised	1,822	—	—

Net cash used for financing activities	(8,356)	(18,123)	(66,092)

Effect of exchange rate changes on cash and cash equivalents	1	—	(2)

Net increase (decrease) in cash and cash equivalents	42,435	323	(35,858)
Cash and cash equivalents at beginning of period	57,656	57,333	93,191

Cash and cash equivalents at end of period	$100,091	$57,656	$57,333

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,780	$3,971	$2,933
Income taxes	$17,874	$9,579	$13,096

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total

BALANCE, APRIL 1, 2004	—	$—	14,703,084	$1,470	$31,619	$282,351	$—	(2,872,749)	$(66,288)	$249,152
Tax benefit associated with exercise of stock options	—	—	—	—	2,430	—	—	—	—	2,430
Compensation expense related to stock options	—	—	—	—	165	—	—	—	—	165
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(5,232)	—	532,929	13,077	7,845
Increase in treasury shares	—	—	—	—	—	—	—	(1,981,560)	(69,004)	(69,004)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	—	(2)
Cash dividends ($.40 per common share)	—	—	—	—	—	(4,789)	—	—	—	(4,789)
Net income	—	—	—	—	—	30,692	—	—	—	30,692

BALANCE, MARCH 31, 2005	—	—	14,703,084	1,470	34,214	303,022	(2)	(4,321,380)	(122,215)	216,489
Tax benefit associated with exercise of stock options	—	—	—	—	1,647	—	—	—	—	1,647
Compensation expense related to stock options	—	—	—	—	172	—	—	—	—	172
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(5,944)	—	322,896	10,512	4,568
Increase in treasury shares	—	—	—	—	—	—	—	(218,100)	(7,167)	(7,167)
Cash dividends ($.48 per common share)	—	—	—	—	—	(5,040)	—	—	—	(5,040)
Net income	—	—	—	—	—	21,841	—	—	—	21,841

BALANCE, MARCH 31, 2006	—	—	14,703,084	1,470	36,033	313,879	(2)	(4,216,584)	(118,870)	232,510
Tax benefit associated with exercise of stock options	—	—	—	—	1,822	—	—	—	—	1,822
Compensation expense related to stock options	—	—	—	—	2,825	—	—	—	—	2,825
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(7,422)	—	368,813	12,908	5,486
Increase in treasury shares	—	—	—	—	—	—	—	(9,800)	(323)	(323)
Foreign currency translation adjustment	—	—	—	—	—	—	1	—	—	1
Cash dividends ($.48 per common share)	—	—	—	—	—	(5,100)	—	—	—	(5,100)
Net income	—	—	—	—	—	23,889	—	—	—	23,889

BALANCE, MARCH 31, 2007	—	$—	14,703,084	$1,470	$40,680	$325,246	$(1)	(3,857,571)	$(106,285)	$261,110

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and warehoused in thirteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives.

The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”). In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions, certain senior management positions, a non-core product line and excess manufacturing capacity. Approximately 600 of its 2,700 employees (increasing to approximately 3,300 as seasonal employees are added) are represented by labor unions. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2009.

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

Inventories

The Company records inventory at the date of taking title, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsalable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $955,000 and $2,065,000 at March 31, 2007 and 2006, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $818,000 and $911,000 at March 31, 2007 and 2006, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2007	2006

Raw material	$14,442	$22,881
Work-in-process	31,283	35,741
Finished goods	36,413	45,148

	$82,138	$103,770

Assets Held for Sale

Assets held for sale in the amount of $2,564,000 represents two former manufacturing facilities which the Company is in the process of selling. The Company expects to sell these facilities within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating these facilities at the time they were classified as held for sale.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 12 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other income, net. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives. Depreciation expense was $14,101,000, $14,264,000 and $14,009,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

Goodwill and Intangible Assets

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. In the fourth quarter of fiscal 2007, 2006 and 2005, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived assets and determined that no impairment existed. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives.

At March 31, 2007, in addition to goodwill, the Company had $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $38,000 of other intangible assets, which is net of accumulated amortization of $619,000, relating primarily to a covenant not to compete, that is being amortized over five years (see Note 2).

Derivative Financial Instruments

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate and foreign currency risk. Derivatives are not used for trading or speculative activities.

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. The notional amount of open forward exchange contracts as of March 31, 2007 was $294,000 and the related gain was not material. The notional amount of open forward exchange contracts as of March 31, 2006 was $494,000 and the related loss was not material.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. The Company typically begins to incur product development costs approximately 18 to 20 months before the applicable holiday event and amortizes the costs monthly over the selling season, which is generally within two to four months of the holiday event. The expense of certain product development costs that are related to the manufacturing process are recorded in cost of sales while the portion that relates to creative and selling efforts are recorded in selling, general and administrative expenses.

Product development costs capitalized as of March 31, 2007 and 2006 were $5,647,000 and $5,689,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $7,887,000, $7,384,000 and $6,759,000 was recognized in the years ended March 31, 2007, 2006 and 2005, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported in cost of sales in the consolidated statements of operations.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method, and began accounting for its share-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on a fair-value model. Calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility and expected option life.

The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different.

Net Income Per Common Share

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2007, 2006 and 2005.

	For the Years Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Numerator:
Net income	$23,889	$21,841	$30,692

Denominator:
Weighted average shares outstanding for basic income per common share	10,622	10,482	11,886
Effect of dilutive stock options	297	453	658

Adjusted weighted average shares outstanding for diluted income per common share	10,919	10,935	12,544

Basic net income per common share	$2.25	$2.08	$2.58

Diluted net income per common share	$2.19	$2.00	$2.45

Options on 58,000 shares, 643,000 shares and 23,000 shares of common stock were not included in computing diluted net income per common share for the years ended March 31, 2007, 2006 and 2005, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other indefinite lived intangible assets are subject to fair-value based impairment tests performed, at a minimum, on an annual basis. The Company performs its annual assessment of impairment in the fourth fiscal quarter. These impairment tests are conducted on each reporting unit of the Company, and may require two steps. For goodwill, the initial step is designed to identify potential impairment by comparing an estimate of the fair value for each applicable reporting unit to its respective carrying value. For those reporting units where the carrying value exceeds its fair value, a second step is performed to measure the amount of goodwill impairment, if any. With respect to indefinite lived intangible assets, the impairment test is performed by comparing the fair value of the intangible to its carrying value. In the fourth quarter of fiscal 2007, 2006 and 2005, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no impairment existed.

The carrying amount of goodwill was $30,952,000 at March 31, 2007. In addition to goodwill, the Company has $4,290,000 of other intangible assets relating to trade names that are not subject to amortization and $38,000 of other intangible assets, net of accumulated amortization of $619,000, relating primarily to a covenant not to compete that is being amortized over five years. Accumulated amortization at March 31, 2007 and 2006 was $619,000 and $525,000 respectively, and amortization expense was $94,000 for fiscal 2007, $94,000 for fiscal 2006 and $151,000 for fiscal 2005. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2007 is $38,000 in fiscal 2008.

(3)  BUSINESS RESTRUCTURING

On November 27, 2006, the Board of Directors of the Company approved a restructuring plan to combine the operations of its Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of redundant back office functions, certain senior management positions and excess manufacturing capacity. The Company expects to complete the restructuring plan by September 30, 2007. As part of the restructuring plan, the Company recorded a restructuring reserve of $1,323,000, including severance related to 29 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $422,000, which is included in restructuring expenses. Additionally, during the fourth quarter of fiscal 2007, there was an increase in the restructuring reserve in the amount of $582,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During the year ended March 31, 2007, the Company made payments of $449,000, primarily related to severance. As of March 31, 2007, the remaining liability of $1,456,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid in fiscal 2008. The Company expects to incur additional charges related to other restructuring costs of approximately $250,000 during fiscal 2008.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Initial accrual	$1,200	$123	$1,323
Additional charges — fiscal 2007	457	125	582
Cash paid — fiscal 2007	(304)	(145)	(449)

Restructuring reserve as of March 31, 2007	$1,353	$103	$1,456

On November 1, 2004, a subsidiary of the Company announced the anticipated closure of its plant located in Anniston, Alabama. As of the end of fiscal 2005, the Company had communicated termination of employment to 89 employees. Manufacturing operations were moved to other locations of the Company and this project was substantially completed by June 2005. As part of this restructuring plan, the Company accrued $206,000 for severance costs during fiscal 2005. During fiscal 2005, the Company increased the restructuring reserve by $1,124,000, primarily related to facility exit costs and medical benefits for employees providing service until their termination date. All payments for termination costs and facility exit costs were made by the end of fiscal 2006.

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

(4)  TREASURY STOCK TRANSACTIONS

The Company’s Board of Directors previously authorized a buyback of the Company’s common stock at prices and pursuant to other terms and conditions that the Company’s officers may deem appropriate. Any such buy back is subject to compliance with regulatory requirements and relevant covenants of the Company’s credit facilities. As of March 31, 2007, the Company has 247,424 shares remaining available for repurchase under the Board’s authorization. The Company repurchased 9,800 shares for $323,000 in fiscal 2007, 218,100 shares for $7,167,000 in fiscal 2006, and 1,981,560 shares for $69,004,000 in fiscal 2005.

(5)  STOCK OPTION PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of March 31, 2007 become exercisable at the rate of 25% per year commencing one year after the date of grant. At March 31, 2007, options to acquire 1,350,175 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are excisable at the rate of 25% per year. At March 31, 2007, options to acquire 180,000 shares were available for grant under the 2006 Plan.

Prior to April 1, 2006, the Company accounted for its equity incentive plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under that transition method, stock compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and (c) compensation cost for all share-based payments modified, repurchased, or cancelled subsequent to April 1, 2006. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. In accordance with the modified prospective transition method, the consolidated financial statements for fiscal 2006 and fiscal 2005 have not been restated to reflect the impact of SFAS No. 123R.

The Company issues treasury shares for stock option exercises. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) be classified as financing cash flows. The $1,822,000 excess tax benefit classified as a financing cash inflow for the year ended March 31, 2007 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $2,825,000 and the associated future income tax benefit recognized was $666,000 in the year ended March 31, 2007. For the year ended March 31, 2007, basic and diluted income per share was $.20 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the years ended March 31, 2006 and 2005:

	For the Years Ended March 31,
	2006	2005
	(In thousands, except per share data)

Net income, as reported	$21,841	$30,692
Add: Total stock-based employee compensation expense included in the determination of net income, net of related tax effects	111	106
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,429)	(2,505)

Pro forma net income	$19,523	$28,293

Net income per share:
Basic — as reported	$2.08	$2.58
Basic — pro forma	$1.86	$2.39
Diluted — as reported	$2.00	$2.45
Diluted — pro forma	$1.82	$2.30

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

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended March 31,
	2007	2006	2005

Expected dividend yield at time of grant	1.60%	1.44%	1.23%
Expected stock price volatility	25%	35%	21%
Risk-free interest rate	4.91%	4.10%	3.76%
Expected life of option (in years)	4.7	4.9	6.3

Transactions from April 1, 2004 through March 31, 2007 under the above plans (and their predecessor plans) were as follows:

			Weighted	Weighted	Aggregate
	Number	Option Price	Average	Average Life	Intrinsic
	of Shares	per Share	Price	Remaining	Value
					(In thousands)

Options outstanding at April 1, 2004	2,102,986	$12.71 - 31.25	$17.92	6.4 years
Granted	361,000	29.70 - 35.00	33.63
Exercised	(580,920)	13.09 - 23.83	16.30
Forfeited/canceled	(36,050)	14.33 - 34.12	25.80

Options outstanding at March 31, 2005	1,847,016	12.71 - 35.00	21.35	5.5 years
Granted	362,100	29.66 - 36.60	33.52
Exercised	(394,733)	12.71 - 34.12	17.85
Forfeited/canceled	(76,777)	16.70 - 34.12	29.06

Options outstanding at March 31, 2006	1,737,606	12.71 - 36.60	24.35	4.7 years
Granted	399,100	27.60 - 36.10	30.15
Exercised	(451,600)	12.71 - 35.00	17.84
Forfeited/canceled	(176,996)	16.70 - 35.00	32.00

Options outstanding at March 31, 2007	1,508,110	$12.71 - 36.60	$26.94	3.9 years	$15,901

Options exercisable at March 31, 2007	758,064	$12.71 - 36.60	$22.65	3.9 years	$11,244

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 was $7.87, $9.78 and $11.78 per share, respectively.

The total intrinsic value of options exercised during the year ended March 31, 2007, 2006 and 2005 was $6,639,000, $6,051,000 and $10,405,000, respectively. As of March 31, 2007, there was $5,437,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.3 years.

(6)  RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2007. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2007, 2006 and 2005 was $2,710,000, $2,112,000 and $2,475,000, respectively.

Pension Plan

The Company’s Cleo subsidiary administered a defined benefit pension plan covering substantially all salaried employees of Crystal Creative Products, Inc. (“Crystal”) at the time of Cleo’s acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by allowing them to participate in an existing defined contribution profit sharing and 401(k) plan. In the first quarter of fiscal 2006, the Company received the Internal Revenue Service approval letter regarding termination of the plan. As of March 31, 2006, the Company made all payments and purchased annuities in accordance with the provisions of the plan. During fiscal 2006, the Company recorded a charge of $72,000 related to the incremental cost of annuities that were purchased in fiscal 2006. During the first quarter of fiscal 2007, the Company transferred the surplus in the defined benefit plan of $3,156,000 to a separate investment account which will be used to fund future contributions to the existing defined contribution profit sharing and 401(k) plan. As of March 31, 2007, $1,795,000 of the surplus was classified in other current assets and the long-term portion of $883,000 was classified in other assets in the accompanying consolidated balance sheet.

The Company used a March 31 measurement date for its pension plan. The following provides a reconciliation of the benefit obligation and plan assets as of March 31, 2007 and 2006 (in thousands):

	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	$3,156	$4,313
Actual return on plan assets	—	111
Benefits paid from plan assets	—	(1,268)
Transfer to investment account to fund future contributions to the defined contribution profit sharing and 401(k) plan	(3,156)	—

Fair value of plan assets at end of year	—	3,156

Change in benefit obligation:
Benefit obligation at beginning of year	—	1,086
Interest cost	—	41
Actuarial loss and other adjustments	—	141
Benefits paid	—	(1,268)

Benefit obligation at end of year	—	—

Funded status/prepaid benefit cost recognized in the consolidated balance sheet	$—	$3,156

The assumptions used to develop the net periodic benefit costs of the defined benefit pension plan were a discount rate of 5% and an expected return on plan assets of 3.3% for the year ended March 31, 2006.

The expected rate of return on plan assets was developed considering historical returns and the future expectations for returns for each asset class, weighted by the target asset allocations. The pension plan’s weighted average asset allocation at March 31, 2006 was 100% in guaranteed investment contracts.

Postretirement Medical Plan

The Company’s Cleo subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan is unfunded and was frozen to new participants prior to Crystal’s acquisition by the Company.

The following table provides a reconciliation of the benefit obligation for postretirement medical plan (in thousands):

	2007	2006

Benefit obligation at beginning of year	$938	$838
Interest cost	55	49
Actuarial loss (gain) and other adjustments	(119)	106
Benefits paid	(49)	(55)

Benefit obligation recognized in the consolidated balance sheet	$825	$938

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2007, 2006 and 2005 were a discount rate of 6% and assumed health care cost trend rates of 16% (17% for 2006 and 18% for 2005) trending down to an ultimate rate of 6% in 2017. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$5	$(5)
Effect on postretirement benefit obligation	76	(67)

Net periodic pension and postretirement medical costs include the following components (in thousands):

	For the Years Ended March 31,
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Interest cost	$—	$41	$63	$55	$49	$50
Expected return on plan assets	—	(132)	(148)	—	—	—
Recognition of net loss	—	163	85	—	—	—

Benefit cost	$—	$72	$—	$55	$49	$50

(7)  INCOME TAXES

Income from operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2007	2006	2005

United States	$20,957	$22,684	$31,866
Foreign	15,847	10,032	15,252

	$36,804	$32,716	$47,118

The following table summarizes the provision for U.S. federal, state and foreign taxes on income (in thousands):

	For the Years Ended March 31,
	2007	2006	2005

Current:
Federal	$12,679	$9,967	$12,550
State	899	659	535
Foreign	2,958	1,761	2,674

	16,536	12,387	15,759

Deferred:
Federal	(3,172)	(1,738)	298
State	(449)	226	369

	(3,621)	(1,512)	667

	$12,915	$10,875	$16,426

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended March 31,
	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.7	2.0	1.2
Changes in tax reserves and valuation allowance	(1.6)	(1.3)	(.8)
Foreign dividend repatriation	—	(1.3)	—
Other, net	—	(1.2)	(.5)

	35.1%	33.2%	34.9%

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $1,822,000 in fiscal 2007, $1,647,000 in fiscal 2006 and $2,430,000 in fiscal 2005.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2007 and 2006 (in thousands):

	March 31,
	2007	2006

Deferred income tax assets:
Accounts receivable	$259	$410
Inventories	4,138	4,821
Accrued expenses	5,750	4,277
State net operating loss and credit carryforwards	11,672	9,384
Stock based compensation	666	—
Intangibles	—	261

	22,485	19,153
Valuation allowance	(11,543)	(9,384)

	10,942	9,769

Deferred income tax liabilities:
Property, plant and equipment	2,039	4,641
Intangibles	473	—
Unremitted earnings of foreign subsidiaries	221	98
Other	1,948	2,390

	4,681	7,129

Net deferred income tax asset	$6,261	$2,640

At March 31, 2007 and 2006, the Company had potential state income tax benefits of $11,672,000 and $9,384,000, respectively, from net operating loss and credit carryforwards that expire in various years through 2022. At March 31, 2007 and 2006, the Company provided valuation allowances of $11,543,000 and $9,384,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.

Due to developments during fiscal 2007, the Company decreased its state income tax reserves by $305,000 and its state and foreign valuation allowances by $290,000.

On October 22, 2004 the U.S. Government passed the American Jobs Creation Act of 2004 (the “Act”). The Act provided for a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2). FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. On February 21, 2006, the Board of Directors approved a domestic reinvestment plan in compliance with the Act. In accordance with the domestic reinvestment plan, approximately $9,200,000 in foreign earnings were repatriated in the fourth quarter of fiscal 2006 and received the favorable tax treatment provided by the Act. The Company recorded a one-time tax benefit of approximately $430,000, which is reflected in the Company’s fiscal 2006 effective tax rate, and is a result of the reduction of the net deferred tax liability associated with these repatriated earnings.

(8)  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	March 31,
	2007	2006

4.48% Senior Notes due December 13, 2009	$30,000	$40,000
Other	587	687

	30,587	40,687
Less — current portion	(10,195)	(10,169)

	$20,392	$30,518

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The note purchase agreement contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2007.

On April 23, 2004, the Company’s expiring $100,000,000 revolving credit facility was replaced with a $50,000,000 unsecured revolving credit facility with five banks. This facility expires on April 23, 2009. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus .75%. The revolving credit facility provides for commitment fees of 0.225% per annum on the daily average of the unused commitment. The loan agreement also contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures. The Company is in compliance with all financial debt covenants as of March 31, 2007.

On April 23, 2004, the Company entered into an extension of its accounts receivable securitization facility through July 25, 2009, although the facility is subject to earlier termination in the event of termination of the commitments of the facility’s back-up purchasers. The agreement permits the sale (and repurchase) of an undivided interest in an accounts receivable pool. The facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the “SPS”), which in turn has the option to sell, on an ongoing basis and without recourse, to a commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and became a part of the receivables pool. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and commitment fees of 0.225% per annum on the daily average of the unused commitment are also payable under the facility. This arrangement is accounted for as a financing transaction.

The weighted average interest rate under the revolving credit facilities for the years ended March 31, 2007, 2006 and 2005, was 7.04%, 5.24% and 3.89%, respectively. The average and peak borrowings were $28,547,000 and $79,800,000, respectively, for the year ended March 31, 2007 and $33,436,000 and $91,400,000, respectively, for the year ended March 31, 2006. Additionally, outstanding letters of credit under the revolving credit facilities totaled $3,883,000 and $3,948,000 at March 31, 2007 and 2006, respectively. The Company’s letters of credit guarantee funding of workers compensation claims as well as obligations to certain vendors.

The Company leases certain computer equipment under a capital lease. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows (in thousands):

2008	$219
2009	226
2010	184

Total minimum lease obligations	629
Less amount representing interest	(42)

Present value of future minimum lease obligations	$587

Long-term debt, including capital lease obligations, matures as follows (in thousands):

2008	$10,195
2009	10,212
2010	10,180

Total	$30,587

(9)  OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2008	$7,244
2009	6,118
2010	4,802
2011	2,925
2012	742
Thereafter	1,311

Total	$23,142

Rent expense was $8,507,000, $9,044,000 and $9,723,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable — The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2007 and 2006.

•	Short-term borrowings — Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•	Foreign currency contracts — The fair value is based on quotes obtained from financial institutions. The fair value of foreign currency contracts was immaterial as of March 31, 2007 and 2006.

•	Long-term debt — The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2007, the carrying amount of long-term debt was $30,587,000 and the fair value was estimated to be $29,995,000. As of March 31, 2006, the carrying amount of long-term debt was $40,687,000 and the fair value was estimated to be $40,218,000.

(11)  COMMITMENTS AND CONTINGENCIES

On August 31, 2006, the United States Court of International Trade (“CIT”) denied the Company’s appeal challenging the imposition of antidumping duties on certain tissue paper products imported from China. In the proceedings before the CIT, the Company was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.

In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, reflecting the maximum liability of the Company’s Cleo subsidiary for duties relating to subject tissue paper products imported from China during the 2005 fiscal year, based on the applicable deposit rates established by the U.S. Commerce Department. The amount of Cleo’s actual liability for tissue duties pertaining to the fiscal year ended March 31, 2005, which liability is capped at the deposit rates in effect with respect to the period of time that the subject products were imported by Cleo, will be determined at the time of “liquidation” of the applicable entries by the United States Customs & Border Protection. Liquidation of the applicable entries has been enjoined pending the outcome of the Company’s appeal.

CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(12)  SEGMENT DISCLOSURE

The Company operates in a single reporting segment, the manufacture, distribution and sale of non-durable seasonal consumer goods, primarily to mass market retailers in the United States and Canada.

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2007	2006	2005

Christmas	$346,866	$323,380	$329,540
All occasion	127,163	143,307	145,486
Other seasonal	56,657	58,807	61,336

Total	$530,686	$525,494	$536,362

One customer accounted for sales of $144,464,000, or 27.2% of total sales in fiscal 2007, $144,202,000, or 27.4% of total sales in fiscal 2006 and $138,232,000, or 25.8% of total sales in fiscal 2005. One other customer accounted for sales of $58,742,000, or 11.1% of total sales in fiscal 2007, $60,751,000, or 11.6% of total sales in fiscal 2006 and $57,593,000, or 10.7% of total sales in fiscal 2005.

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective for the Company beginning April 1, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of this statement were effective for the Company beginning April 1, 2006. The Company’s consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 will be effective for the Company beginning April 1, 2007 with the cumulative effect (if any) of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both a statement of operations focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 in the fourth quarter of fiscal 2007. The adoption of SAB No. 108 had no impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company intends to adopt SFAS No. 159 at the beginning of fiscal 2009 and is currently assessing the impact, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
2007	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$47,533	$173,830	$264,065	$45,258

Gross profit	$13,470	$44,827	$66,370	$11,974

Net (loss) income	$(5,507)	$11,703	$23,290	$(5,597)

Net (loss) income per common share:

Basic(1)	$(.52)	$1.11	$2.19	$(.52)

Diluted(1)	$(.52)	$1.08	$2.13	$(.52)

	Quarters
2006	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$57,494	$164,043	$251,796	$52,161

Gross profit	$14,729	$38,367	$62,429	$10,364

Net (loss) income	$(3,655)	$9,239	$23,924	$(7,667)

Net (loss) income per common share:

Basic(1)	$(.35)	$.88	$2.27	$(.73)

Diluted(1)	$(.35)	$.84	$2.18	$(.73)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the President and Chief Executive Officer and Vice President — Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and procedures.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CSS Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CSS Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2007, and our report dated June 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
June 1, 2007

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11.	Executive Compensation.

See “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Following is a list of documents filed as part of this report:

1. Financial Statements

 Report of Independent Registered Public Accounting Firm

 Consolidated Balance Sheets — March 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income — for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2007, 2006 and 2005

 Notes to Consolidated Financial Statements

2. Financial Statement Schedules

 Schedule II — Valuation and Qualifying Accounts

3. Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference

Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.5	By-laws of the Company, as amended to date (as last amended January 15, 2004) (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
3.6	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.7	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

Material Contracts

10.1	Asset Purchase Agreement, dated February 8, 2002, among Berwick Industries LLC, Daylight Acquisition Corp., Lion Ribbon Company, Inc., C. M. Offray & Son, Inc., CVO Corporation (Delaware), C.M. Offray & Son (Hong Kong) Limited, Claude V. Offray, Jr., Claude V. Offray III, and Denise A. Offray (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2002).
10.2	Amendment No. 1 to Asset Purchase Agreement dated March 15, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 15, 2002).
10.3	Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.4	Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.5	First Amendment to Receivables Purchase Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.6	First Amendment to Purchase and Sale Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.7	$50,000,000 4.48% Senior Notes due December 13, 2009 Note Purchase Agreement dated December 12, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
10.8	Amended and Restated Loan Agreement dated April 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.9	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.10	Third Amendment to Purchase and Sale Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.11	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.12	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.13	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

10.14	First Amendment to Note Purchase Agreements dated October 27, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.15	Amendment to Amended and Restated Loan Agreement dated January 27, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

Management Contracts, Compensatory Plans or Arrangements

10.16	CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.17	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.18	CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.19	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc., dated November 13, 1998 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.20	Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.21	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of Berwick Industries, Inc. and its Subsidiaries in the United States, dated November 18, 1998 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.22	The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.23	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of The Paper Magic Group, Inc. and its Subsidiaries in the United States, dated November 23, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.24	Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.25	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of Cleo Inc and its Subsidiaries in the United States, dated November 23, 1998 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.26	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
10.27	CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.28	Employment Agreement dated as of December 1, 2004 between CSS Industries, Inc. and Richard L. Morris (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated January 26, 2005).
10.29	Employment Agreement dated as of July 11, 2005 between CSS Industries, Inc. and William G. Kiesling (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005).

10.30		Separation Agreement and Release of Claims dated as of April 3, 2006 between CSS Industries, Inc. and David J.M. Erskine (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.31		Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.32		CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 2, 2007).
10.33		Employment Agreement dated as of November 21, 2006 between CSS Industries, Inc. and Robert Collins (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 2, 2007).
*10	.34	CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors.
*10	.35	Amendment 2006-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc.

Other

21	.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
*23	.	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*32	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance	Charged
	at	to Costs	Charged			Balance
	Beginning	and	to Other			at End of
	of Period	Expenses	Accounts	Deductions		Period

Year ended March 31, 2007
Accounts receivable allowances	$4,119	$4,086	$—	$3,355	(a)	$4,850
Accrued restructuring expenses	4	1,905	—	453	(c)	1,456
Year ended March 31, 2006
Accounts receivable allowances	$5,428	$3,326	$—	$4,635	(a)	$4,119
Accrued restructuring expenses	599	37	—	632	(b)	4
Year ended March 31, 2005
Accounts receivable allowances	$6,822	$5,556	$—	$6,950	(a)	$5,428
Accrued restructuring expenses	769	2,537	—	2,707	(b)	599

Notes:	(a) Includes amounts written off as uncollectible, net of recoveries.

(b) Includes payments and non cash reductions.

(c) Includes payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

By:	/s/ Christopher J. Munyan Christopher J. Munyan, President and Chief Executive Officer (principal executive officer)

Dated: June 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 1, 2007	/s/ Christopher J. Munyan Christopher J. Munyan, President and Chief Executive Officer (principal executive officer and a director)

Dated: June 1, 2007	/s/ Clifford E. Pietrafitta Clifford E. Pietrafitta, Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)

Dated: June 1, 2007	/s/ Jack Farber Jack Farber, Director

Dated: June 1, 2007	/s/ Scott A. Beaumont Scott A. Beaumont, Director

Dated: June 1, 2007	/s/ James H. Bromley James H. Bromley, Director

Dated: June 1, 2007	/s/ Leonard E. Grossman Leonard E. Grossman, Director

Dated: June 1, 2007	/s/ James E. Ksansnak James E. Ksansnak, Director

Dated: June 1, 2007	/s/ Rebecca C. Matthias Rebecca C. Matthias, Director