Form 10-Q
period 2007-06-30
CSS INDUSTRIES INC
filed 2007-08-03
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes    ☐ No
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
☐ Yes    ☑ No
As of July 25, 2007, there were 10,927,370 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations — Three months ended June 30, 2007 and 2006	3

Condensed Consolidated Balance Sheets — June 30, 2007 and March 31, 2007	4

Consolidated Statements of Cash Flows — Three months ended June 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except
per share data)

	Three Months Ended
	June 30,
	2007	2006

SALES	$46,802	$47,533

COSTS AND EXPENSES
Cost of sales	33,519	34,063
Selling, general and administrative expenses	20,683	22,204
Interest (income) expense, net	(374)	134
Other income, net	(242)	(162)

	53,586	56,239

LOSS BEFORE INCOME TAXES	(6,784)	(8,706)

INCOME TAX BENEFIT	(2,357)	(3,199)

NET LOSS	$(4,427)	$(5,507)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.41)	$(.52)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	10,882	10,496

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.14	$.12

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	March 31,
	2007	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,303	$100,091
Accounts receivable, net	37,891	37,169
Inventories	125,012	82,138
Deferred income taxes	7,973	8,645
Assets held for sale	2,564	2,564
Other current assets	15,466	13,665

Total current assets	242,209	244,272

PROPERTY, PLANT AND EQUIPMENT, NET	56,759	58,897

OTHER ASSETS
Goodwill	30,952	30,952
Intangible assets, net	4,313	4,328
Other	3,678	4,621

Total other assets	38,943	39,901

Total assets	$337,911	$343,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$—	$—
Current portion of long-term debt	10,207	10,195
Accrued customer programs	7,929	10,290
Other current liabilities	34,234	35,478

Total current liabilities	52,370	55,963

LONG-TERM DEBT, NET OF CURRENT PORTION	20,330	20,392

LONG-TERM OBLIGATIONS	6,146	3,221

DEFERRED INCOME TAXES	1,238	2,384

STOCKHOLDERS’ EQUITY	257,827	261,110

Total liabilities and stockholders’ equity	$337,911	$343,070

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,427)	$(5,507)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,296	3,651
Provision for doubtful accounts	240	(238)
Deferred tax (benefit) provision	(474)	795
Loss on sale of assets	—	1
Share-based compensation expense	681	744
Changes in assets and liabilities:
Increase in accounts receivable	(962)	(637)
Increase in inventory	(42,874)	(45,395)
(Increase) decrease in other assets	(893)	416
Increase in other liabilities	1,550	3,717
Decrease in accrued taxes	(2,230)	(8,122)

Total adjustments	(41,666)	(45,068)

Net cash used for operating activities	(46,093)	(50,575)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,108)	(1,758)
Proceeds from sale of assets	—	1

Net cash used for investing activities	(1,108)	(1,757)

Cash flows from financing activities:
Payments on long-term debt	(50)	(82)
Dividends paid	(1,525)	(1,258)
Proceeds from exercise of stock options	1,739	673
Tax benefit realized for stock options exercised	249	137

Net cash provided by (used for) financing activities	413	(530)

Net decrease in cash and cash equivalents	(46,788)	(52,862)

Cash and cash equivalents at beginning of period	100,091	57,656

Cash and cash equivalents at end of period	$53,303	$4,794

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation -
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
Principles of Consolidation -
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Nature of Business -
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion products, principally to mass market retailers. These products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
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

	June 30,	March 31,
	2007	2007

Raw material	$23,846	$14,442
Work-in-process	30,402	31,283
Finished goods	70,764	36,413

	$125,012	$82,138

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
Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended
	June 30,
	2007	2006
Numerator:
Net loss	$(4,427)	$(5,507)

Denominator:
Weighted average shares outstanding for basic loss per common share	10,882	10,496
Effect of dilutive stock options	—	—

Adjusted weighted average shares outstanding for diluted loss per common share	10,882	10,496

Basic and diluted net loss per common share	$(.41)	$(.52)

The effect of dilutive stock options is not reflected as they are anti-dilutive.

Statements of Cash Flows -
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.
(2)	SHARE-BASED COMPENSATION:
Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of June 30, 2007 become exercisable at the rate of 25% per year commencing one year after the date of grant. At June 30, 2007, options to acquire 1,207,375 shares were available for grant under the 2004 Plan.
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in each November until 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At June 30, 2007, options to acquire 180,000 shares were available for grant under the 2006 Plan.
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $681,000 and $744,000 in the three months ended June 30, 2007 and 2006, respectively.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months
	Ended June 30,
	2007	2006
Expected dividend yield at time of grant	1.59%	1.61%
Expected stock price volatility	29%	24%
Risk-free interest rate	4.80%	4.96%
Expected life of option (in years)	4.2	4.7
Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

Transactions from April 1, 2007 through June 30, 2007 under the above plans (and their predecessor plans) were as follows:

					Aggregate
			Weighted	Weighted	Intrinsic
	Number	Option Price	Average	Average Life	Value
	of Shares	per Share	Price	Remaining	(in thousands)

Options outstanding at April 1, 2007	1,508,110	$12.71 – 36.60	$26.94	3.9 years	$15,901
Granted	151,500	35.23 – 35.23	35.23
Exercised	(65,907)	13.21 – 35.98	26.37
Canceled	(12,950)	23.58 – 34.12	31.20

Options outstanding at June 30, 2007	1,580,753	$12.71 – 36.60	$27.72	3.8 years	$18,795

Options exercisable at June 30, 2007	892,378	$12.71 – 36.60	$24.09	3.6 years	$13,847

The weighted average fair value of options granted during the three months ended June 30, 2007 and 2006 was $9.43 and $9.53, respectively.
As of June 30, 2007, there was $6,099,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.4 years.
(3)	DERIVATIVE FINANCIAL INSTRUMENTS:
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2007, the notional amount of open foreign currency forward contracts was $8,983,000 and the related unrealized loss was $306,000. As of March 31, 2007, the notional amount of open foreign currency forward contracts was $294,000 and the related unrealized gain was immaterial.
(4)	BUSINESS RESTRUCTURING:
On November 27, 2006, the Board of Directors of the Company approved a restructuring plan to combine the operations of its Cleo Inc (“Cleo”) and Berwick Offray LLC (“Berwick Offray”) subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of redundant back office functions, certain senior management positions and excess manufacturing capacity. The Company expects to complete the restructuring plan by September 30, 2007. As part of the restructuring plan, the Company recorded a restructuring reserve of $1,323,000, including severance related to 29 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $422,000. Additionally, during fiscal 2007, there was an increase in the restructuring reserve in the amount of $582,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. In the first quarter of fiscal 2008, there was a reduction in the restructuring accrual of $196,000 for costs related to severance that were less than originally estimated. During the quarter ended June 30, 2007, the Company made payments of $353,000, primarily related to severance. As of June 30, 2007, the remaining liability of $907,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2008. The Company expects to incur additional charges related to restructuring costs of approximately $425,000 during the remainder of fiscal 2008.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Restructuring reserve as of March 31, 2007	$1,353	$103	$1,456
Cash paid — fiscal 2008	(353)	—	(353)
Non cash reduction	(196)	—	(196)

Restructuring reserve as of June 30, 2007	$804	$103	$907

(5)	GOODWILL AND INTANGIBLES:
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	June 30,	March 31,
	2007	2007

Tradenames	$4,290	$4,290
Non-compete and other, net	23	38

	$4,313	$4,328

Amortization expense related to intangible assets was $15,000 and $23,000 for the quarters ended June 30, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2007 is $23,000 in fiscal 2008.
(6)	COMMITMENTS AND CONTINGENCIES:
On August 31, 2006, the United States Court of International Trade (“CIT”) denied the Company’s appeal challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, in the proceedings before the CIT the Company was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.
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
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company intends to adopt SFAS No. 159 at the beginning of fiscal 2009 and does not believe that the adoption of SFAS No. 159 will have a significant effect on its consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). The Company does not believe that the adoption of SFAS No. 157 will have a significant effect on its financial position or results of operations.
(8)	INCOME TAXES:
In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on April 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $2,900,000. The implementation of FIN 48 did not result in an adjustment to the Company’s April 1, 2007 balance of retained earnings. The implementation resulted in a reclassification to increase both deferred taxes and long term obligations in the amount of approximately $700,000. In addition, the Company reclassified $2,100,000 from other current liabilities to long term obligations related to unrecognized tax benefits which are not expected to be settled within 12 months of June 30, 2007.
Included in the balance of unrecognized tax benefits at April 1, 2007 were $2,000,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at April 1, 2007 were $900,000 of tax benefits that, if recognized, would result in an adjustment to deferred taxes.
Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company had accrued $700,000 for the estimated payment of interest and penalties at March 31, 2007. The implementation of FIN 48 did not result in an adjustment to its accrual for interest and penalties which is included as a component of the unrecognized tax benefits noted above. During the three months ended June 30, 2007, the Company accrued an additional $33,000 in potential interest and penalties associated with uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company has not been contacted by the Internal Revenue Service for examination of its income tax returns of open periods, March 31, 2005 through March 31, 2007. The Company finalized an examination of its March 31, 2004 federal tax return with the Internal Revenue Service in May of 2006. Although the statute of limitations for the 2004 federal tax return has not yet expired, the Company considers the year to be effectively settled as discussed in FSP FIN 48-1. The Company and its subsidiaries are currently not undergoing audits in any state jurisdiction. A subsidiary of the Company is currently under examination by Hong Kong Inland Revenue for the March 31, 2006 period.
The Company anticipates total unrecognized tax benefits to decrease by approximately $200,000 over the next 12 months due to the expiration of certain state statute of limitations. The Company has classified this amount as short term income taxes payable on its balance sheet as of June 30, 2007.

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
The Company has taken several measures to respond to cost and price pressures. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS substantially expanded an office and showroom in Hong Kong to better meet customers’ buying needs and to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates its efficiency and productivity in its North American production and distribution facilities and in its back office operations to maintain its competitiveness domestically. In the last four years, the Company has closed three manufacturing plants and five warehouses totaling 800,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow operation. This action enhanced administrative efficiencies and is expected to provide incremental penetration of gift packaging products into broader everyday channels of distribution.
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
LITIGATION
On August 31, 2006, the United States Court of International Trade (“CIT”) denied the Company’s appeal challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, in the proceedings before the CIT the Company was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. The Company is now contesting the final determination of the ITC in proceedings before the United States Court of Appeals for the Federal Circuit, which proceedings were initiated by the Company on October 27, 2006.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting; the valuation of share-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Sales for the three months ended June 30, 2007 decreased 2% to $46,802,000 from $47,533,000 in 2006 primarily due to lower sales of educational products and all occasion cards, partially offset by higher sales of Halloween products, Christmas boxed greeting cards and gift wrap.
Cost of sales, as a percentage of sales, was 72% in 2007 and 2006. Lower margins achieved on ribbons and bows as a result of the mix of product shipped during the quarter compared to the same quarter in the prior year were offset by improved margins in the gift wrap product line.
Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 44% in 2007 and 47% in 2006. The decrease in SG&A expenses, as a percentage of sales, was primarily due to lower severance costs and professional fees as well as savings from the restructuring program announced in November.
Interest income of $374,000 in 2007 improved over interest expense of $134,000 in 2006 as a result of the Company’s improved cash position compared to the same quarter in the prior year, net of a lower rate resulting from the Company’s investment in a tax exempt municipal fund in the current year.

Income taxes, as a percentage of income before taxes, were 35% in 2007 and 37% in 2006. The decrease in the effective tax rate was primarily due to the Company’s investment in a municipal fund during fiscal 2008 that is tax exempt for federal purposes.
The net loss for the three months ended June 30, 2007 was $4,427,000, or $.41 per diluted share, compared to $5,507,000, or $.52 per diluted share in 2006. The decreased net loss was primarily attributable to lower SG&A costs as described above, favorable interest income and the decrease in the Company’s effective tax rate compared to the same quarter in prior year.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, the Company had working capital of $189,839,000 and stockholders’ equity of $257,827,000. The increase in inventories and decrease in cash from March 31, 2007 reflected the normal seasonal inventory build necessary for the fiscal 2008 shipping season. The decrease in stockholders’ equity was primarily attributable to the first quarter net loss and payment of the quarterly dividend, partially offset by capital contributed upon exercise of employee stock options.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues are seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $30,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2007, there was $30,000,000 of long-term borrowings outstanding related to the senior notes and no amounts outstanding under the Company’s short-term credit facilities. In addition, the Company has a minor amount of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2007, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$3,883	$—	$—	$—	$3,883
The Company has letters of credit that guarantee funding of workers compensation claims. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 660 employees as of June 30, 2007, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2007. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.
ACCOUNTING PRONOUNCEMENTS
See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectation that it will sell facilities held for sale within the next 12 months for an amount greater than the current carrying value; improved profitability and efficiency from the Company’s restructuring program to combine its Cleo and Berwick Offray operations; estimated future expenses in connection with such restructuring program; continued use of acquisitions to stimulate further growth; the Company’s expected ultimate liabilities from lawsuits and claims; the expected future impact of changes in accounting principles; and the anticipated effects of measures taken by the Company to respond to cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products, currency risks and other risks associated with international markets, risks associated with the combination of the operations of the Company’s Cleo and Berwick Offray subsidiaries, including the risk that the restructuring related savings may not meet the expected amounts previously reported, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2007 have not materially changed from March 31, 2007 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 6. Exhibits
Exhibit 10.1 CSS Industries, Inc. Management Incentive Program.
Exhibit 10.2 CSS Industries, Inc. FY2008 Management Incentive Program Criteria for CSS Industries, Inc.
Exhibit 10.3 CSS Industries, Inc. FY2008 Management Incentive Program Criteria for BOC Design Group.
Exhibit 10.4 CSS Industries, Inc. FY2008 Management Incentive Program Criteria for Paper Magic Group, Inc.
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

CSS INDUSTRIES, INC. (Registrant)
Date: August 3, 2007	By:	/s/Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: August 3, 2007	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	CSS Industries, Inc. Management Incentive Program.

10.2	CSS Industries, Inc. FY2008 Management Incentive Program Criteria for CSS Industries, Inc.

10.3	CSS Industries, Inc. FY2008 Management Incentive Program Criteria for BOC Design Group.

10.4	CSS Industries, Inc. FY2008 Management Incentive Program Criteria for Paper Magic Group, Inc.

31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.