Form 10-Q
period 2007-09-30
CSS INDUSTRIES INC
filed 2007-10-26
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of October 18, 2007, there were 10,788,431 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except
per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
SALES	$172,882	$173,830	$219,684	$221,363

COSTS AND EXPENSES
Cost of sales	126,683	129,003	160,202	163,066
Selling, general and administrative expenses	25,158	25,289	45,841	47,493
Interest expense (income), net	284	1,083	(90)	1,217
Other income, net	(159)	(66)	(401)	(228)

	151,966	155,309	205,552	211,548

INCOME BEFORE INCOME TAXES	20,916	18,521	14,132	9,815

INCOME TAX EXPENSE	7,381	6,818	5,024	3,619

NET INCOME	$13,535	$11,703	$9,108	$6,196

NET INCOME PER COMMON SHARE
Basic	$1.25	$1.11	$.84	$.59

Diluted	$1.22	$1.08	$.82	$.57

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,857	10,559	10,869	10,528

Diluted	11,129	10,838	11,161	10,831

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.14	$.12	$.28	$.24

COMPREHENSIVE INCOME
Net income	$13,535	$11,703	$9,108	$6,196
Foreign currency translation adjustment	1	3	1	3

Comprehensive income	$13,536	$11,706	$9,109	$6,199

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	March 31,
	2007	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,004	$100,091
Accounts receivable, net	147,482	37,169
Inventories	140,014	82,138
Deferred income taxes	8,130	8,645
Assets held for sale	2,564	2,564
Other current assets	14,103	13,665

Total current assets	318,297	244,272

PROPERTY, PLANT AND EQUIPMENT, NET	54,753	58,897

OTHER ASSETS
Goodwill	30,952	30,952
Intangible assets, net	4,298	4,328
Other	3,685	4,621

Total other assets	38,935	39,901

Total assets	$411,985	$343,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$20,100	$—
Current portion of long-term debt	10,210	10,195
Accrued customer programs	11,749	10,290
Other current liabilities	76,304	35,478

Total current liabilities	118,363	55,963

LONG-TERM DEBT, NET OF CURRENT PORTION	20,276	20,392

LONG-TERM OBLIGATIONS	6,308	3,221

DEFERRED INCOME TAXES	1,147	2,384

STOCKHOLDERS’ EQUITY	265,891	261,110

Total liabilities and stockholders’ equity	$411,985	$343,070

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,108	$6,196

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,594	7,096
Provision for doubtful accounts	243	(134)
Deferred tax (benefit) provision	(722)	610
Gain on sale of assets	—	(16)
Share-based compensation expense	1,399	1,412
Changes in assets and liabilities:
Increase in accounts receivable	(110,556)	(104,734)
Increase in inventory	(57,876)	(63,929)
Decrease in other assets	428	2,126
Increase in other liabilities	38,187	37,075
Increase (decrease) in accrued taxes	7,185	(2,355)

Total adjustments	(115,118)	(122,849)

Net cash used for operating activities	(106,010)	(116,653)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,350)	(2,971)
Proceeds from sale of assets	—	16

Net cash used for investing activities	(2,350)	(2,955)

Cash flows from financing activities:
Payments on long-term debt	(101)	(47)
Borrowings on notes payable	36,400	128,710
Repayments on notes payable	(16,300)	(55,200)
Dividends paid	(3,035)	(2,526)
Purchase of treasury stock	(5,676)	—
Proceeds from exercise of stock options	2,639	1,454
Tax benefit realized for stock options exercised	345	740

Net cash provided by financing activities	14,272	73,131

Effect of exchange rate changes on cash	1	3

Net decrease in cash and cash equivalents	(94,087)	(46,474)

Cash and cash equivalents at beginning of period	100,091	57,656

Cash and cash equivalents at end of period	$6,004	$11,182

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Nature of Business -

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion products, principally to mass market retailers. These products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, and craft and educational products. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

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

	September 30,	March 31,
	2007	2007
Raw material	$24,867	$14,442
Work-in-process	19,043	31,283
Finished goods	96,104	36,413

	$140,014	$82,138

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
Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$13,535	$11,703	$9,108	$6,196

Denominator:
Weighted average shares outstanding for basic income per common share	10,857	10,559	10,869	10,528
Effect of dilutive stock options	272	279	292	303

Adjusted weighted average shares outstanding for diluted income per common share	11,129	10,838	11,161	10,831

Basic net income per common share	$1.25	$1.11	$.84	$.59

Diluted net income per common share	$1.22	$1.08	$.82	$.57

Statements of Cash Flows -

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2)	SHARE-BASED COMPENSATION:

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of September 30, 2007 become exercisable at the rate of 25% per year commencing one year after the date of grant. At September 30, 2007, options to acquire 1,219,750 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in each November until 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At September 30, 2007, options to acquire 180,000 shares were available for grant under the 2006 Plan.

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $718,000 and $668,000 in the quarter ended September 30, 2007 and 2006, respectively, and was $1,399,000 and $1,412,000 in the six months ended September 30, 2007 and 2006, respectively.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Six Months
	Ended September 30,
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

Transactions from April 1, 2007 through September 30, 2007 under the above plans (and their predecessor plans) were as follows:

					Aggregate
			Weighted	Weighted	Intrinsic
	Number of Shares	Option Price per Share	Average Price	Average Life Remaining	Value (in thousands)
Options outstanding at April 1, 2007	1,508,110	$12.71 – 36.60	$26.94	3.9 years	$15,901
Granted	155,000	35.23 – 37.33	35.28
Exercised	(104,593)	13.21 – 35.98	25.80
Canceled	(30,675)	23.58 – 34.12	31.18

Options outstanding at September 30, 2007	1,527,842	$12.71 – 37.33	$27.77	3.5 years	$14,782

Options exercisable at September 30, 2007	867,317	$12.71 – 36.60	$24.19	3.3 years	$11,501

The weighted average fair value of options granted during the six months ended September 30, 2007 and 2006 was $9.44 and $7.64, respectively.

As of September 30, 2007, there was $5,413,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.3 years.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. As of September 30, 2007, the notional amount of open foreign currency forward contracts was $14,462,000 and the related unrealized loss was $1,219,000. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of March 31, 2007, the notional amount of open foreign currency forward contracts was $294,000 and the related unrealized gain was immaterial.

(4)	BUSINESS RESTRUCTURING:

On November 27, 2006, the Board of Directors of the Company approved a restructuring plan to combine the operations of its Cleo Inc (“Cleo”) and Berwick Offray LLC (“Berwick Offray”) subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of redundant back office functions, certain senior management positions and excess manufacturing capacity. The Company expects to complete the restructuring plan by December 31, 2007. As part of the restructuring plan, the Company recorded a restructuring reserve of $1,323,000, including severance related to 29 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $422,000. Additionally, during fiscal 2007, there was an increase in the restructuring reserve in the amount of $582,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. In the first six months of fiscal 2008, there was a reduction in the restructuring accrual of $155,000 primarily for costs related to severance that were less than originally estimated. During the quarter and six months ended September 30, 2007, the Company made payments of $454,000 and $807,000, respectively, primarily related to severance. As of September 30, 2007, the remaining liability of $494,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2008. Restructuring expenses were classified in selling, general and administrative expenses. The Company expects to incur additional charges related to restructuring costs of approximately $427,000 during the remainder of fiscal 2008.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total
Restructuring reserve as of March 31, 2007	$1,353	$103	$1,456
Cash paid – fiscal 2008	(770)	(37)	(807)
Non cash reduction – fiscal 2008	(102)	(53)	(155)

Restructuring reserve as of September 30, 2007	$481	$13	$494

(5)	GOODWILL AND INTANGIBLES:

The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.

Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	September 30,	March 31,
	2007	2007
Tradenames	$4,290	$4,290
Non-compete and other, net	8	38

	$4,298	$4,328

Amortization expense related to intangible assets was $15,000 and $24,000 for the quarters ended September 30, 2007 and 2006, respectively, and was $30,000 and $47,000 for the six months ended September 30, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2007 is $8,000 in fiscal 2008.

(6)	COMMITMENTS AND CONTINGENCIES:

On September 10, 2007, the United States Court of Appeals for the Federal Circuit (“Court of Appeals”) denied the appeal of the Company’s Cleo subsidiary challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, in the proceedings before the Court of Appeals, Cleo was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, which reflected the maximum liability of Cleo for duties related to tissue paper products imported from China during the 2005 fiscal year based on deposit rates that had been established by the United States Department of Commerce (“DOC”). These duties were paid in full prior to fiscal 2008.

On October 10, 2007, the DOC issued its final determination of the duty rates applicable to tissue paper products imported from China during the period September 21, 2004 through February 28, 2006. As a result of this final determination, Cleo’s actual liability for duties relating to its importation of Chinese tissue paper during the fiscal year ended March 31, 2005 was fixed at approximately $2,000,000, which is approximately $300,000 less than the amount previously recognized as an expense for these duties in the Company’s 2005 fiscal year. Given that the actual duties are less than the amount previously expensed, the Company will recognize a gain of approximately $294,000 in the third quarter of its 2008 fiscal year.

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

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not believe that the adoption of EITF 06-10 will have a significant effect on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company intends to adopt SFAS No. 159 at the beginning of fiscal 2009 and does not believe that the adoption of SFAS No. 159 will have a significant effect on its consolidated financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on April 1, 2007. The implementation of FIN 48 did not result in an adjustment to the Company’s April 1, 2007 balance of retained earnings. The implementation resulted in a reclassification to increase both deferred tax assets and long term obligations in the amount of approximately $700,000. The total amount of unrecognized tax benefits as of the date of adoption was $2,900,000. In addition, the Company reclassified $2,100,000 from other current liabilities to long term obligations related to unrecognized tax benefits which are not expected to be settled within 12 months of April 1, 2007.

Included in the balance of unrecognized tax benefits at April 1, 2007 were $2,000,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at April 1, 2007 were $900,000 of tax benefits that, if recognized, would result in an adjustment to deferred taxes.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company had accrued $700,000 for the estimated payment of interest and penalties at March 31, 2007. The implementation of FIN 48 did not result in an adjustment to its accrual for interest and penalties which is included as a component of the unrecognized tax benefits noted above. During the six months ended September 30, 2007, the Company accrued an additional $66,000 in potential interest and penalties associated with uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s March 31, 2005 federal tax return is currently under examination by the Internal Revenue Service. The Company finalized an examination of its March 31, 2004 federal tax return with the Internal Revenue Service in May of 2006. Although the statute of limitations for the 2004 federal tax return has not yet expired, the Company considers the year to be effectively settled as discussed in FASB Staff Position FIN 48-1. The Company and its subsidiaries are currently not undergoing audits in any state jurisdiction. A subsidiary of the Company is currently under examination by Hong Kong Inland Revenue for the March 31, 2006 period.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $200,000 over the next 12 months due to the expiration of certain state statute of limitations. The Company has classified this amount as short term income taxes payable on its balance sheet as of September 30, 2007.

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
LITIGATION
On September 10, 2007, the United States Court of Appeals for the Federal Circuit (“Court of Appeals”) denied the appeal of the Company’s Cleo subsidiary challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, in the proceedings before the Court of Appeals, Cleo was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, which reflected the maximum liability of Cleo for duties related to tissue paper products imported from China during the 2005 fiscal year based on deposit rates that had been established by the United States Department of Commerce (“DOC”). These duties were paid in full prior to fiscal 2008.
On October 10, 2007, the DOC issued its final determination of the duty rates applicable to tissue paper products imported from China during the period September 21, 2004 through February 28, 2006. As a result of this final determination, Cleo’s actual liability for duties relating to its importation of Chinese tissue paper during the fiscal year ended March 31, 2005 was fixed at approximately $2,000,000, which is approximately $300,000 less than the amount previously recognized as an expense for these duties in the Company’s 2005 fiscal year. Given that the actual duties are less than the amount previously expensed, the Company will recognize a gain of approximately $294,000 in the third quarter of its 2008 fiscal year.
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
Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006
Sales for the six months ended September 30, 2007 decreased 1% to $219,684,000 from $221,363,000 in 2006 primarily due to reduced boxed greeting card sales to warehouse clubs and lower sales of educational products, partially offset by the earlier timing of certain Christmas product line shipments, particularly gift wrap, compared to the prior year.
Cost of sales, as a percentage of sales, was 73% in 2007 and 74% in 2006. The decrease in cost of sales was primarily due to efficiencies in the gift wrap, gift bag and tissue product lines resulting from the restructuring program announced in November 2006 and higher margins achieved on ribbons and bows as a result of the mix of products shipped during the period compared to the prior year.
Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 21% in 2007 and in 2006. The decrease in SG&A expenses of $1,652,000, or 3%, over the prior year period was primarily due to reduced expenses from the restructuring program announced in November 2006 as well as lower severance costs and professional fees.
Interest income of $90,000 in 2007 improved over interest expense of $1,217,000 in 2006 due to lower borrowing levels during the six months compared to the same period in the prior year as a result of cash generated from operations, net of a lower rate of return on invested cash resulting from the Company’s investment in a tax exempt municipal fund in the current year.

Income taxes, as a percentage of income before taxes, were 36% in 2007 and 37% in 2006. The decrease in the effective tax rate was primarily due to the Company’s investment in a municipal fund during fiscal 2008 that is tax exempt for federal purposes.
Net income for the six months ended September 30, 2007 was $9,108,000, or $.82 per diluted share compared to $6,196,000, or $.57 per diluted share in 2006. The increase in net income was primarily attributable to improved margins and lower SG&A costs as described above, and lower interest expense.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Sales for the three months ended September 30, 2007 decreased 1% to $172,882,000 from $173,830,000 in 2006 primarily due to reduced boxed greeting card sales to warehouse clubs and lower sales of educational products, partially offset by the earlier timing of certain Christmas product line shipments, particularly gift wrap, compared to the prior year.
Cost of sales, as a percentage of sales, was 73% in 2007 and 74% in 2006. The decrease in cost of sales was primarily due to efficiencies in the gift wrap, gift bag and tissue product lines resulting from the restructuring program announced in November 2006 and higher margins achieved on ribbons and bows as a result of the mix of products shipped during the quarter compared to the same quarter in the prior year.
SG&A expenses, as a percentage of sales, were 15% in 2007 and 2006. The savings achieved from the restructuring program announced in November 2006 were substantially offset by higher commissions expense as a result of the mix of product shipped during the quarter compared to the same quarter in the prior year.
Interest expense, net of $284,000 in 2007 improved over interest expense, net of $1,083,000 in 2006 due to lower borrowing levels during the quarter compared to the same quarter in the prior year as a result of cash generated from operations, net of a lower rate of return on invested cash resulting from the Company’s investment in a tax exempt municipal fund in the current year.
Income taxes, as a percentage of income before taxes, were 35% in 2007 and 37% in 2006. The decrease in the effective tax rate was primarily due to the Company’s investment in a municipal fund during fiscal 2008 that is tax exempt for federal purposes.
Net income for the three months ended September 30, 2007 was $13,535,000, or $1.22 per diluted share, compared to $11,703,000, or $1.08 per diluted share in 2006. The increase in net income was primarily attributable to improved margins as described above and lower interest expense.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2007, the Company had working capital of $199,934,000 and stockholders’ equity of $265,891,000. The increase in accounts receivable from March 31, 2007 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2007 reflected the normal seasonal inventory build necessary for the fiscal 2008 shipping season. The increase in stockholders’ equity was primarily attributable to year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.
On September 21, 2007, the Board of Directors of the Company approved a systems integration plan designed to standardize the enterprise resource planning (“ERP”) systems, master data and business processes across all CSS businesses. The Company believes this project, which is expected to be implemented in phases over two and one-half years, will provide a sound, cost effective foundation for the future growth of CSS, as well as provide the systems and business process infrastructure for future acquisitions and operating efficiencies. The incremental cash outlay for this initiative over a two and one-half year period is projected to be $8,100,000. During fiscal 2008, the Company expects the cash outlay to be $4,500,000 with no material impact on the income statement.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $30,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2007, there was $30,000,000 of long-term borrowings outstanding related to the senior notes and $20,100,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has a minor amount of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2007, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$5,583	$—	$—	$—	$5,583
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
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 640 employees as of September 30, 2007, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2007. Cleo is preparing for negotiations with such labor union concerning the provisions of a new agreement to replace the collective bargaining agreement that expires on December 31, 2007, and Cleo expects that such negotiations will commence prior to the end of the Company’s third fiscal quarter. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.
ACCOUNTING PRONOUNCEMENTS
See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
     This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectation that it will sell facilities held for sale within the next 12 months for an amount greater than the current carrying value; improved profitability and efficiency from the Company’s restructuring program to combine its Cleo and Berwick Offray operations; estimated future expenses in connection with such restructuring program; continued use of acquisitions to stimulate further growth; the Company’s expected ultimate liabilities from lawsuits and claims; the expected future impact of changes in accounting principles; the anticipated effects of measures taken by the Company to respond to cost and price pressures; and expected future benefits and costs associated with the project relating to the standardization of the Company’s ERP systems. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products, currency risks and other risks associated with international markets, risks associated with the combination of the operations of the Company’s Cleo and Berwick Offray subsidiaries, including the risk that the restructuring related savings may not meet the expected amounts previously reported, risks associated with the Company’s ERP systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance, risks associated with the expiration on December 31, 2007 of the collective bargaining agreement between the Company’s Cleo subsidiary and the labor union representing certain production and maintenance employees employed at Cleo’s Memphis, Tennessee facility, including the risk that a new collective bargaining agreement may not be reached prior to the expiration of the current collective bargaining agreement, the risk that customers may become insolvent, costs of compliance with governmental regulations and government investigations, liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and elsewhere in the Company’s SEC filings. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2007 have not materially changed from March 31, 2007 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 10, 2007, the United States Court of Appeals for the Federal Circuit (“Court of Appeals”) denied the appeal of the Company’s Cleo subsidiary challenging the imposition of antidumping duties on certain tissue paper products imported from China. As described in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, in the proceedings before the Court of Appeals, Cleo was seeking reversal of the March 2005 final determination of the United States International Trade Commission (“ITC”) that, in part, resulted in the imposition of such duties. In the fiscal year ended March 31, 2005, the Company recognized an expense of approximately $2,300,000 for these duties, which reflected the maximum liability of Cleo for duties related to tissue paper products imported from China during the 2005 fiscal year based on deposit rates that had been established by the United States Department of Commerce (“DOC”). These duties were paid in full prior to fiscal 2008.
On October 10, 2007, the DOC issued its final determination of the duty rates applicable to tissue paper products imported from China during the period September 21, 2004 through February 28, 2006. As a result of this final determination, Cleo’s actual liability for duties relating to its importation of Chinese tissue paper during the fiscal year ended March 31, 2005 was fixed at approximately $2,000,000, which is approximately $300,000 less than the amount previously recognized as an expense for these duties in the Company’s 2005 fiscal year. Given that the actual duties are less than the amount previously expensed, the Company will recognize a gain of approximately $294,000 in the third quarter of its 2008 fiscal year.
CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On July 10, 2007, CSS issued 1,500 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director pursuant to CSS’ 2000 Stock Option Plan for Non-Employee Directors (the “2000 Plan”). The aggregate purchase price for these 1,500 shares of CSS common stock was $50,040, which was paid in cash.
The options granted pursuant to the 2000 Plan were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the shares of CSS common stock issued upon exercise of the aforementioned options were not registered under the Securities Act. CSS believes that the issuance of the options, and the issuance of the aforementioned shares of CSS common stock in connection with the exercise of options, was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about CSS. CSS did not engage an underwriter in connection with the foregoing stock option grants and stock issuances.

Share Repurchase Program
A total of 160,200 shares were repurchased at an average price of $35.63 in the second quarter of fiscal 2008. As of September 30, 2007, there remained an outstanding authorization to repurchase 87,224 shares of outstanding CSS common stock as represented in the table below.

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
	Purchased (1)	Paid Per Share	Announced Program (2)	the Program (2)
July 1 through July 31, 2007	—	$—	—	247,424
August 1 through August 31, 2007	160,200	35.63	160,200	87,224
September 1 through September 30, 2007	—	—	—	87,224

Total Second Quarter	160,200	$35.63	160,200	87,224

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)	The Company’s Board of Directors authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company’s Board of Directors increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of September 30, 2007 was 5,012,776 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of stockholders of the Company was held on August 2, 2007. The only matter voted upon at the annual meeting was the election of directors.

(b)	The result of the vote of the stockholders for the election of directors was as set forth in the table that follows. The individuals listed in the table below were elected to serve as Directors of the Company until the next annual meeting and until their successors shall be elected and qualify:

	SHARES OF VOTING STOCK
	FOR	WITHHELD
Scott A. Beaumont	10,434,705	60,703
James H. Bromley	10,379,964	115,444
Jack Farber	10,406,352	89,056
Leonard E. Grossman	10,225,671	269,737
James E. Ksansnak	10,382,640	112,768
Rebecca C. Matthias	10,434,362	61,046
Christopher J. Munyan	10,406,665	88,743

Item 6. Exhibits
Exhibit 3.1 By-laws of the Company, as amended to date (as last amended August 2, 2007).
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

CSS INDUSTRIES, INC. (Registrant)
Date: October 25, 2007	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: October 25, 2007	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)