Form 10-Q
period 2007-12-31
CSS INDUSTRIES INC
filed 2008-02-04
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
☐ Yes ☑ No
As of January 25, 2008, there were 10,513,383 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations and Comprehensive Income – Three and nine months ended December 31, 2007 and 2006	3

Condensed Consolidated Balance Sheets – December 31, 2007 and March 31, 2007	4

Consolidated Statements of Cash Flows – Nine months ended December 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	21

Signatures	22

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

SALES	$222,170	$264,065	$441,854	$485,428

COSTS AND EXPENSES
Cost of sales	160,788	197,695	320,990	360,761
Selling, general and administrative expenses	25,545	26,424	71,493	73,917
Restructuring expenses	105	1,745	(2)	1,745
Interest expense, net	810	1,446	720	2,663
Other income, net	(51)	(130)	(452)	(358)

	187,197	227,180	392,749	438,728

INCOME BEFORE INCOME TAXES	34,973	36,885	49,105	46,700

INCOME TAX EXPENSE	12,119	13,595	17,143	17,214

NET INCOME	$22,854	$23,290	$31,962	$29,486

NET INCOME PER COMMON SHARE
Basic	$2.12	$2.19	$2.95	$2.79

Diluted	$2.07	$2.13	$2.88	$2.71

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,759	10,641	10,833	10,565

Diluted	11,036	10,931	11,115	10,863

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.14	$.12	$.42	$.36

COMPREHENSIVE INCOME
Net income	$22,854	$23,290	$31,962	$29,486
Foreign currency translation adjustment	1	—	2	3

Comprehensive income	$22,855	$23,290	$31,964	$29,489

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31,	March 31,
	2007	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,892	$100,091
Accounts receivable, net	163,350	37,169
Inventories	92,017	82,138
Deferred income taxes	8,498	8,645
Assets held for sale	2,564	2,564
Other current assets	13,370	13,665

Total current assets	306,691	244,272

PROPERTY, PLANT AND EQUIPMENT, NET	54,234	58,897

OTHER ASSETS
Goodwill	48,434	30,952
Intangible assets, net	42,781	4,328
Other	3,632	4,621

Total other assets	94,847	39,901

Total assets	$455,772	$343,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$50,000	$—
Current portion of long-term debt	10,244	10,195
Accrued customer programs	17,419	10,290
Accrued restructuring expenses	264	1,456
Other current liabilities	74,779	34,022

Total current liabilities	152,706	55,963

LONG-TERM DEBT, NET OF CURRENT PORTION	10,255	20,392

LONG-TERM OBLIGATIONS	6,158	3,221

DEFERRED INCOME TAXES	2,521	2,384

STOCKHOLDERS’ EQUITY	284,132	261,110

Total liabilities and stockholders’ equity	$455,772	$343,070

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$31,962	$29,486

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	9,855	10,564
Provision for doubtful accounts	20	202
Asset impairments	—	422
Deferred tax provision	1,389	1
Gain on sale of assets	(22)	(16)
Share-based compensation expense	2,110	2,131
Changes in assets and liabilities, net of effects from purchase of a business:
Increase in accounts receivable	(114,239)	(188,564)
Decrease in inventory	3,449	37,315
Decrease in other assets	1,707	5,855
Increase in other liabilities	33,770	26,872

Total adjustments	(61,961)	(105,218)

Net cash used for operating activities	(29,999)	(75,732)

Cash flows from investing activities:
Purchase of a business, net of cash received of $2	(68,000)	—
Purchase of property, plant and equipment	(4,039)	(4,036)
Proceeds from sale of assets	80	16

Net cash used for investing activities	(71,959)	(4,020)

Cash flows from financing activities:
Payments on long-term obligations	(10,088)	(10,080)
Borrowings on notes payable	178,400	168,560
Repayments on notes payable	(128,400)	(126,160)
Payment of financing transaction costs	(103)	—
Dividends paid	(4,537)	(3,801)
Purchase of treasury stock	(10,762)	(303)
Proceeds from exercise of stock options	3,589	2,987
Tax benefit realized for stock options exercised	658	1,193

Net cash provided by financing activities	28,757	32,396

Effect of exchange rate changes on cash	2	3

Net decrease in cash and cash equivalents	(73,199)	(47,353)

Cash and cash equivalents at beginning of period	100,091	57,656

Cash and cash equivalents at end of period	$26,892	$10,303

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
Nature of Business -
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion products, principally to mass market retailers. These products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, memory books, stationery, journals and notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
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

	December 31,	March 31,
	2007	2007

Raw material	$24,626	$14,442
Work-in-process	19,869	31,283
Finished goods	47,522	36,413

	$92,017	$82,138

Assets Held for Sale -
Assets held for sale in the amount of $2,564,000 represents two former manufacturing facilities which the Company was in the process of selling at December 31, 2007. The Company subsequently sold these facilities in the fourth quarter of fiscal 2008 resulting in a pre-tax gain of approximately $342,000. The Company ceased depreciating these facilities at the time they were classified as held for sale.
Revenue Recognition -
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.
Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Numerator:
Net income	$22,854	$23,290	$31,962	$29,486

Denominator:
Weighted average shares outstanding for basic income per common share	10,759	10,641	10,833	10,565
Effect of dilutive stock options	277	290	282	298

Adjusted weighted average shares outstanding for diluted income per common share	11,036	10,931	11,115	10,863

Basic net income per common share	$2.12	$2.19	$2.95	$2.79

Diluted net income per common share	$2.07	$2.13	$2.88	$2.71

Statements of Cash Flows -
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2)	SHARE-BASED COMPENSATION:
Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of December 31, 2007 become exercisable at the rate of 25% per year commencing one year after the date of grant. At December 31, 2007, options to acquire 1,219,750 shares were available for grant under the 2004 Plan.
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in each November until 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At December 31, 2007, options to acquire 156,000 shares were available for grant under the 2006 Plan.
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $711,000 and $719,000 for the quarter ended December 31, 2007 and 2006, respectively, and was $2,110,000 and $2,131,000 for the nine months ended December 31, 2007 and 2006, respectively.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Nine Months
	Ended December 31,
	2007	2006
Expected dividend yield at time of grant	1.56%	1.60%
Expected stock price volatility	29%	25%
Risk-free interest rate	4.61%	4.91%
Expected life of option (in years)	4.3	4.7
Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

Transactions from April 1, 2007 through December 31, 2007 under the above plans (and their predecessor plans) were as follows:

					Aggregate
			Weighted	Weighted	Intrinsic
	Number	Option Price	Average	Average Life	Value
	of Shares	per Share	Price	Remaining	(in thousands)

Options outstanding at April 1, 2007	1,508,110	$12.71 – 36.60	$26.94	3.9 years	$15,901
Granted	179,000	35.23 – 39.58	35.85
Exercised	(156,804)	13.21 – 35.98	24.80
Canceled	(30,675)	23.58 – 34.12	31.18

Options outstanding at December 31, 2007	1,499,631	$12.71 – 39.58	$28.14	3.3 years	$14,474

Options exercisable at December 31, 2007	862,181	$12.71 – 36.60	$24.72	3.2 years	$11,242

The weighted average fair value of options granted during the nine months ended December 31, 2007 and 2006 was $9.76 and $7.85, respectively.
As of December 31, 2007, there was $4,986,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.2 years.
(3)	DERIVATIVE FINANCIAL INSTRUMENTS:
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. As of December 31, 2007, the notional amount of open foreign currency forward contracts was $11,173,000 and the related unrealized loss was $504,000. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of March 31, 2007, the notional amount of open foreign currency forward contracts was $294,000 and the related unrealized gain was immaterial.
(4)	BUSINESS ACQUISITION:
On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $68,000,000 in cash plus the assumption of liabilities of approximately $4,943,000 and transaction costs of approximately $200,000 (of which approximately $103,000 were paid as of December 31, 2007). C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals and notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the preliminary estimated excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,482,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The unaudited consolidated results of operations of the Company and C.R. Gibson on a pro forma basis, as though the transaction had been consummated at the beginning of the respective periods, were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$231,006	$277,477	$479,793	$526,864
Net income	20,777	23,892	30,070	30,485
Income per common share:
Basic	$1.93	$2.25	$2.78	$2.89
Diluted	$1.88	$2.19	$2.71	$2.81
Pro forma adjustments included in the above reflect the effect of purchase accounting adjustments on interest, depreciation and tax expense. Included in the above pro forma results are approximately $582,000 and $802,000 for the three months ended December 31, 2007 and 2006, respectively, and approximately $2,261,000 and $2,421,000 for the nine months ended December 31, 2007 and 2006, respectively, of intercompany charges from C.R. Gibsons’s previous parent company that the Company does not expect to incur in the future.
(5)	BUSINESS RESTRUCTURING:
On November 27, 2006, the Board of Directors of the Company approved a restructuring plan to combine the operations of its Cleo Inc (“Cleo”) and Berwick Offray LLC (“Berwick Offray”) subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of 1) redundant back office functions, 2) certain senior management positions and 3) excess manufacturing capacity, and was substantially completed by December 31, 2007. As part of the restructuring plan, the Company recorded a restructuring reserve of $1,323,000, including severance related to 29 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $422,000. Additionally, during fiscal 2007, there was an increase in the restructuring reserve in the amount of $582,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. In the first nine months of fiscal 2008, there was a reduction in the restructuring accrual of $66,000 primarily for costs related to severance that were less than originally estimated. During the quarter and nine months ended December 31, 2007, the Company made payments of $319,000 and $1,126,000, respectively, primarily related to severance. As of December 31, 2007, the remaining liability of $264,000 was classified as a current liability in the accompanying condensed consolidated balance sheet and will be paid during the remainder of fiscal 2008. The Company expects to incur additional charges related to this restructuring plan of approximately $20,000 during the remainder of fiscal 2008 and approximately $123,000 during fiscal 2009.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Restructuring reserve as of March 31, 2007	$1,353	$103	$1,456
Cash paid – fiscal 2008	(990)	(136)	(1,126)
Non cash adjustments – fiscal 2008	(112)	46	(66)

Restructuring reserve as of December 31, 2007	$251	$13	$264

(6)	GOODWILL AND INTANGIBLES:
The change in the carrying amount of goodwill for the nine months ended December 31, 2007 is as follows (in thousands):

Balance as of March 31, 2007	$30,952
Acquisition of C.R. Gibson	17,482

Balance as of December 31, 2007	$48,434

The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
With the acquisition of C.R. Gibson and subject to the finalization of the purchase price, the Company recorded intangible assets relating to tradenames that are not subject to amortization in the amount of $19,500,000. Additionally, the Company recorded $18,900,000 relating to customer lists which are being amortized over 15 years and $200,000 relating to a covenant not to compete that is being amortized over four years.
Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	December 31,	March 31,
	2007	2007

Tradenames	$23,790	$4,290
Customer relationships, net	18,795	—
Non-compete, net	196	38

	$42,781	$4,328

Amortization expense related to intangible assets was $117,000 and $24,000 for the quarters ended December 31, 2007 and 2006, respectively, and was $147,000 and $71,000 for the nine months ended December 31, 2007 and 2006, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2008 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2008	$328
Fiscal 2009	1,310
Fiscal 2010	1,310
Fiscal 2011	1,310
Fiscal 2012	1,293

Total	$5,551

(7)	COMMITMENTS AND CONTINGENCIES:
CSS and its subsidiaries are also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
(8)	ACCOUNTING PRONOUNCEMENTS:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal year beginning after December 15, 2008 (fiscal 2010 for the Company) and will apply prospectively to business combinations completed on or after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company) and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe that the adoption of SFAS No. 160 will have a significant effect on its financial position or results of operations.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-10 on April 1, 2008 and the net reduction to equity is expected to be less than $300,000.
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
(9)	INCOME TAXES:
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

Included in the balance of unrecognized tax benefits at April 1, 2007 and December 31, 2007 were $2,000,000 and $2,100,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at April 1, 2007 and December 31, 2007 were $900,000 and $1,000,000, respectively, of tax benefits that, if recognized, would result in an adjustment to deferred taxes.
Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company had accrued $700,000 for the estimated payment of interest and penalties at March 31, 2007. The implementation of FIN 48 did not result in an adjustment to its accrual for interest and penalties which is included as a component of the unrecognized tax benefits noted above. During the nine months ended December 31, 2007, the Company accrued an additional $96,000 in potential interest and penalties associated with uncertain tax positions.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The statute of limitations for the Company’s federal tax return has expired for all years through March 31, 2004. The Company’s March 31, 2005 federal tax return is currently under examination by the Internal Revenue Service. Several of the Company’s subsidiaries are currently under examination by the State of New York for the tax periods ended March 31, 2004 through March 31, 2006. A subsidiary of the Company is currently under examination by Hong Kong Inland Revenue for the March 31, 2006 period.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $300,000 over the next 12 months due to the expiration of certain state statute of limitations. The Company has classified this amount as short term income taxes payable on its balance sheet as of December 31, 2007.
(10)	SUBSEQUENT EVENT:
On January 4, 2008 the Company announced that its Board of Directors approved a restructuring plan, effective immediately, to close its Elysburg, Pennsylvania production facility and its Troy, Pennsylvania distribution center. Under the restructuring plan, both facilities are expected to be closed on or before May 1, 2008. The Company believes that these actions are appropriate as its business has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Annual recurring pre-tax savings from these initiatives, once fully implemented, are expected to approximate $4,400,000, or $.25 per diluted share, primarily as a result of personnel cost savings and reduced facility costs.
The restructuring plan includes pre-tax expenses of approximately $6,500,000, primarily related to severance, asset write-downs and facility carrying costs. The restructuring costs include approximately $4,700,000 of cash expenses and $1,800,000 of non-cash charges. Approximately $4,100,000, or $.23 per diluted share, of these costs will be recorded in the last quarter of fiscal 2008. Approximately $1,800,000, or $.10 per diluted share, is expected to be recognized in fiscal 2009 with the balance of $600,000, or $.04 per diluted share, reflected in fiscal 2010. Proceeds on the sale of equipment and facilities are expected to generate approximately $4,000,000 of cash as the related assets are sold over the next few years.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, which is a designer, marketer and distributor of memory books, stationery, journals and notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. In consideration, the Company paid approximately $68,000,000 in cash plus the assumption of liabilities of approximately $4,943,000 and transaction costs of approximately $200,000. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the preliminary estimated excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,482,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet.
Historically, significant growth at CSS has come through acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.
Prior to the Company’s acquisition of substantially all of the business and assets of C.R. Gibson approximately 75% of the Company’s sales were attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant cost pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure.
The Company has taken several measures to respond to cost and price pressures. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to better meet customers’ buying needs and to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates its efficiency and productivity in its North American production and distribution facilities and in its back office operations to maintain its competitiveness domestically. In the last four fiscal years, the Company has closed three manufacturing plants and five warehouses totaling 800,000 square feet. On January 4, 2008, the Company announced that it will close its Elysburg, Pennsylvania production facility and its Troy, Pennsylvania distribution facility by approximately May 1, 2008. The Company believes that these actions are appropriate as its business has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow operation. This action enhanced administrative efficiencies and is expected to provide incremental penetration of gift packaging products into broader everyday channels of distribution.
The Company’s everyday craft and stationery product lines have higher inherent growth potential due to higher market growth rate. Further, the Company’s everyday craft, trim-a-package, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company has established project teams to pursue top line sales growth in these and other areas.

LITIGATION
On October 10, 2007, the United States Department of Commerce (“DOC”) issued its final determination in the first administrative review of the antidumping duty order covering certain tissue paper products from China. This determination set the duty rates applicable to tissue paper products imported from China during the period September 21, 2004 through February 28, 2006. The Company’s Cleo subsidiary imported tissue paper products from China between September 21, 2004 and March 31, 2005. As a result of the DOC’s final determination, Cleo’s liability for duties relating to its importation of Chinese tissue paper during this period was fixed at approximately $2,009,000, which is approximately $294,000 less than the amount previously recognized as an expense for these duties in the Company’s 2005 fiscal year. Given that the actual duties are less than the amount previously expensed, the Company recognized income of approximately $294,000 in the third quarter of its 2008 fiscal year.
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
Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006
Sales for the nine months ended December 31, 2007 decreased 9% to $441,854,000 from $485,428,000 in 2006 primarily due to expected lower sales of Christmas items to warehouse clubs and lower sales of Christmas gift wrap, tissue and gift bags and educational products, partially offset by incremental sales of C.R. Gibson (less than 1% of year to date sales), which was acquired on December 3, 2007 with a December 1, 2007 effective date.
Cost of sales, as a percentage of sales, was 73% in 2007 and 74% in 2006. The decrease in cost of sales was primarily due to efficiencies in the gift wrap, gift bag and tissue product lines resulting from the restructuring program announced in November 2006 and higher margins achieved on certain Christmas product lines.

Selling, general and administrative (“SG&A”) expenses decreased $2,424,000, or 3%, over the prior year period. The decrease was primarily due to reduced expenses as a result of the restructuring program announced in November 2006.
Restructuring expenses were $(2,000) in 2007 and $1,745,000 in 2006. The decrease in restructuring expenses was due to the establishment of a restructuring program in the prior year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. See Note 5 to the consolidated financial statements for further discussion.
Interest expense, net was $720,000 in 2007 and $2,663,000 in 2006. The decrease in interest expense was primarily due to lower average borrowing levels during the nine months compared to the same period in the prior year as a result of cash generated from operations, net of cash utilized to purchase C.R. Gibson and a lower rate of return on invested cash resulting from the Company’s investment in a tax exempt municipal fund in the current year.
Income taxes, as a percentage of income before taxes, were 35% in 2007 and 37% in 2006. The decrease in the effective tax rate was primarily due to the Company’s investment in a municipal fund during fiscal 2008 that is tax exempt for federal purposes, a decrease in the Company’s state effective tax rate and an increase in the Company’s deductible stock option expense.
Net income for the nine months ended December 31, 2007 was $31,962,000, or $2.88 per diluted share compared to $29,486,000, or $2.71 per diluted share in 2006. The increase in net income was primarily related to current year savings and the absence of prior year costs associated with a restructuring program implemented in November 2006 in which the Company combined the operations of its Berwick Offray LLC and Cleo Inc subsidiaries, closed a production facility and exited a non-material, non-core business. Improved gross margins in certain Christmas product lines and reduced interest expense also added to the increase in earnings for the year, while reduced sales volume offset a large portion of the earnings improvement.
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Sales for the three months ended December 31, 2007 decreased 16% to $222,170,000 from $264,065,000 in 2006 primarily due to earlier timing of Christmas shipments in the second quarter compared to a year ago and lower sales of Christmas tissue and gift bags and educational products. The sales decline was partially offset by incremental sales of newly acquired C.R. Gibson (less than 2% of sales in the quarter).
Cost of sales, as a percentage of sales, was 72% in 2007 and 75% in 2006. The decrease in cost of sales was primarily due to efficiencies in the gift wrap, gift bag and tissue product lines resulting from the restructuring program announced in November 2006 and higher margins achieved on certain Christmas product lines.
SG&A expenses decreased $879,000, or 3%, over the prior year period. This decrease was primarily due to savings achieved from the restructuring program implemented in fiscal 2007.
Restructuring expenses were $105,000 in 2007 and $1,745,000 in 2006. The decrease in restructuring expenses was due to the establishment of a restructuring program in the prior year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. See Note 5 to the consolidated financial statements for further discussion.
Interest expense, net of $810,000 in 2007 improved over interest expense, net of $1,446,000 in 2006 due to lower average borrowing levels during the quarter compared to the same quarter in the prior year as a result of cash generated from operations, net of cash utilized to purchase C.R. Gibson and a lower rate of return on invested cash resulting from the Company’s investment in a tax exempt municipal fund in the current year.
Income taxes, as a percentage of income before taxes, were 35% in 2007 and 37% in 2006. The decrease in the effective tax rate was primarily due to the Company’s investment in a municipal fund during fiscal 2008 that is tax exempt for federal purposes, a decrease in the Company’s state effective tax rate and an increase in the Company’s deductible stock option expense.

Net income for the three months ended December 31, 2007 was $22,854,000, or $2.07 per diluted share, compared to $23,290,000, or $2.13 per diluted share in 2006. The decrease in net income was primarily attributable to reduced sales volume, partially offset by improved margins on certain Christmas product lines, lower interest expense and savings and the absence of costs in the prior year quarter associated with the restructuring program implemented in fiscal 2007.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, the Company had working capital of $153,985,000 and stockholders’ equity of $284,132,000. The increase in accounts receivable from March 31, 2007 reflected seasonal billings of current year Christmas accounts receivables and the acquisition of C.R. Gibson accounts receivable, net of improved collections in the current year. The increase in inventories was primarily a result of the acquisition of C.R. Gibson effective December 1, 2007 and advanced purchases of raw materials in anticipation of the impact of scheduled commodity price increases, partially offset by the normal seasonal shipments during the fiscal 2008 shipping season. The increase in goodwill and intangible assets, net was also attributable to the acquisition of C.R. Gibson as more fully described in Note 4. The decrease in accrued restructuring expenses is due to the establishment of a restructuring program in the prior year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. The increase in other current liabilities was due to increased accruals for income taxes, sales commissions and royalties as well as to the acquisition of C.R. Gibson. The increase in long-term obligations was due to the reclassification of unrecognized tax benefits associated with the adoption of FIN 48 and more fully described in Note 9. The increase in stockholders’ equity was primarily attributable to year-to-date net income and capital contributed upon exercise of employee stock options, partially offset by treasury share repurchases and payments of cash dividends.
On September 21, 2007, the Board of Directors of the Company approved a systems integration project designed to standardize the enterprise resource planning (“ERP”) systems, master data and business processes across all CSS businesses. The Company believes this project, which is expected to be implemented in phases over two and one-half years, will provide a sound, cost effective foundation to support the future growth of CSS, as well as provide the systems and business process infrastructure for future acquisitions and operating efficiencies. The incremental cash outlay for this initiative over a two and one-half year period is projected to be $8,100,000. During fiscal 2008, the Company expects the cash outlay to be $4,500,000 and does not anticipate a material impact on the income statement.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $20,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2007, there was $20,000,000 of long-term borrowings outstanding related to the senior notes and $50,000,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has a minor amount of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2007, the Company’s letter of credit commitments are as follows (in thousands):

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
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 760 employees as of December 31, 2007, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. In January 2008, Cleo reached an agreement with the labor union representing its production and maintenance employees at its gift wrap plant and warehouses in Memphis concerning the provisions of a new collective bargaining agreement to replace the prior agreement, which expired on December 31, 2007. The term of the new agreement extends until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.
ACCOUNTING PRONOUNCEMENTS
See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding expected future benefits and costs from the Company’s restructuring plan involving the closure of its facilities in Elysburg, Pennsylvania and Troy, Pennsylvania; continued use of acquisitions to stimulate further growth; the Company’s expected ultimate liabilities from lawsuits and claims; the expected future impact of changes in accounting principles; the anticipated effects of measures taken by the Company to respond to cost and price pressures; and expected future benefits and costs associated with the project relating to the standardization of the Company’s ERP systems. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions; increased competition; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; risks associated with the restructuring plan to close the Company’s facilities in Elysburg, Pennsylvania and Troy, Pennsylvania, including the risk that the restructuring related savings and/or costs may exceed the presently expected amounts and the risk that the closures will adversely affect the Company’s ability to fulfill its customer’s orders on time; risks associated with the Company’s ERP systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and elsewhere in the Company’s SEC filings. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2007 have not materially changed from March 31, 2007 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On November 27, 2007, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director pursuant to CSS’ 1995 Stock Option Plan for Non-Employee Directors (the “1995 Plan”). The aggregate purchase price for these 6,000 shares of CSS common stock was $132,000, which was paid in cash.
On November 30, 2007, CSS issued options to purchase 24,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”). The 2006 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2006 to 2010. In accordance with the automatic grant provisions of the 2006 Plan, each of the options granted on November 30, 2007: (i) has an exercise price of $39.58 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2006 Plan, and none was received.
The options granted pursuant to the 1995 Plan and the 2006 Plan were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the shares of CSS common stock issued upon exercise of the aforementioned options were not registered under the Securities Act. CSS believes that the issuance of the options, and the issuance of the aforementioned shares of CSS common stock in connection with the exercise of options, was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about CSS. CSS did not engage an underwriter in connection with the foregoing stock option grants and stock issuances.
Share Repurchase Program
A total of 134,900 shares were repurchased at an average price of $37.73 in the third quarter of fiscal 2008. As of December 31, 2007, there remained an outstanding authorization to repurchase 452,324 shares of outstanding CSS common stock as represented in the table below.

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
	Purchased (1)	Paid Per Share	Announced Program (2)	the Program (2)

October 1 through October 31, 2007	—	$—	—	87,224
November 1 through November 30, 2007	105,900	37.78	105,900	481,324
December 1 through December 31, 2007	29,000	37.65	29,000	452,324

Total Third Quarter	134,900	$37.73	134,900	452,324

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
The Company’s Board of Directors (“Board”) authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company’s Board increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. On November 12, 2007, the Company’s Board authorized the repurchase of an additional 500,000 shares of the Company’s common stock for a total of 5,600,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of December 31, 2007 was 5,147,676 on a split-adjusted basis. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits
Exhibit 2.1 Asset Purchase Agreement dated as of October 31, 2007, among CSS Industries, Inc., Delta Acquisition, LLC, C. R. Gibson, Inc. and the shareholders of C.R. Gibson, Inc.*
Exhibit 2.2 Closing letter dated November 30, 2007 by and among Delta Acquisition, LLC, CSS Industries, Inc. and C.R. Gibson, Inc., on behalf of itself and its shareholders.*
Exhibit 10.1 Fifth Amendment to Receivables Purchase Agreement dated as of August 1, 2007.**
Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
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
*	Incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Registrant’s Current Report on Form 8-K filed on December 7, 2007.
**
A description of Exhibits A and B to the Fifth Amendment to Receivables Purchase Agreement is set forth in Section 5 of the Fifth Amendment. The Company hereby undertakes to furnish to the Commission supplementally upon request a copy of such omitted Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)
Date: January 31, 2008	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: January 31, 2008	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 2.1	Asset Purchase Agreement dated as of October 31, 2007, among CSS Industries, Inc., Delta Acquisition, LLC, C. R. Gibson, Inc. and the shareholders of C.R. Gibson, Inc.*

Exhibit 2.2	Closing letter dated November 30, 2007 by and among Delta Acquisition, LLC, CSS Industries, Inc. and C.R. Gibson, Inc., on behalf of itself and its shareholders.*

Exhibit 10.1	Fifth Amendment to Receivables Purchase Agreement dated as of August 1, 2007.**

Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*	Incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the Registrant’s Current Report on Form 8-K filed on December 7, 2007.
**
A description of Exhibits A and B to the Fifth Amendment to Receivables Purchase Agreement is set forth in Section 5 of the Fifth Amendment. The Company hereby undertakes to furnish to the Commission supplementally upon request a copy of such omitted Exhibits.