Form 10-K
period 2008-03-31
CSS INDUSTRIES INC
filed 2008-06-02
CIK 20629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Registrant’s telephone number, including area code:
(215)569-9900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant is $323,538,388. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 28, 2007, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2008 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 22, 2008, there were outstanding 10,273,831 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

INDEX

PART I

Item 1.	Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft products, educational products, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in eleven facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities. The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). The C.R. Gibson business was acquired on December 3, 2007. In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions.

The Company’s goal is to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

Principal Products  CSS designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations and decorative ribbons and bows. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets all occasion boxed greeting cards, gift bags, tissue, decorative ribbons and bows, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through the mass market, school supply distributors and teachers’ stores.

CSS operates eleven manufacturing and/or distribution facilities located in Pennsylvania, Maryland, South Carolina, Alabama, Tennessee and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•	Boxed greeting cards are produced by Asian manufacturers to our specifications. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Gift tags and classroom exchange Valentine products are domestically manufactured or imported from Asian manufacturers. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Domestically distributed products are warehoused in a facility in Pennsylvania.

•	Halloween make-up and Easter egg dye products are manufactured in Asia to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Ribbons and bows are primarily manufactured and warehoused in seven facilities located in Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or sourced from Mexico and Asia. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles.

•	Gift wrap is primarily manufactured in one facility in Memphis, Tennessee. Manufacturing includes web printing, finishing, rewinding and packaging. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis. A small portion of gift wrap products are imported from Asia.

•	Memory books, stationery, journals and notecards, infant and wedding photo albums and scrapbooks, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Florence, Alabama.

Other products including, but not limited to, decorative tissue paper, gift bags, gift boxes, decorations and school products are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2008 fiscal year, CSS experienced no material difficulties in obtaining raw materials from suppliers.

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

Sales and Marketing  Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta, Las Vegas and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 12% of total net sales, respectively, during fiscal 2008. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2008. Approximately 70% of the Company’s sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder attributable to everyday products. Approximately 57% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery product is sold by a national organization of sales representatives that specialize in the gift and card shop channel, as well as by C.R. Gibson’s sales representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.

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

CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on price, timely delivery, creative design and, with respect to seasonal products, the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS’ focus on products combined with consistent service levels allows it to compete effectively in its core markets.

Employees

At May 22, 2008, approximately 2,200 persons were employed by CSS (increasing to approximately 3,300 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 725 employees as of May 22, 2008, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.

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

Approximately 70% of our sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder being attributable to everyday products. Approximately 57% of our sales relate to the Christmas season. The seasonal nature of our business results in low sales and operating losses in our first and fourth quarters, and high sales and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

A few of our customers are material to our business and operations. Our sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 12% of our sales, respectively, during our 2008 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2008. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 63% of our sales in our 2008 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been a great amount of consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of the sales of our products. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

Increases in raw material and energy costs, resulting from general economic conditions, acts of nature, such as hurricanes, earthquakes or influenza pandemics, or other factors, may raise our cost of goods sold and adversely affect our business, results of operations and financial condition.

Paper and petroleum-based materials are essential in the manufacture of our products, and the cost of such materials is significant to our cost of goods sold. Energy costs, especially fuel costs, also are significant expenses in the production and delivery of our products. Increased costs of raw materials or energy resulting from general economic conditions, acts of nature, such as hurricanes, earthquakes or influenza pandemics, or other factors, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our products.

Risks associated with our use of foreign suppliers may adversely affect our business, results of operations and financial condition.

For a large portion of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags, decorative tissue paper, craft and educational, memory books, journals and notecards, and infant and wedding photo album and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 47% of our sales in fiscal 2008 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays, difficulties in maintaining and monitoring quality control, enforceability of agreed upon contract terms, compliance with foreign laws and regulations, costs relating to the imposition or retrospective application of duties on imported products, economic or political instability, international public health issues, and restrictions on the repatriation of profits and assets.

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

Many of our largest customers are mass market retailers. The mass market retail channel in the United States has experienced significant shifts in market share among competitors in recent years, causing large retailers to experience liquidity problems and file for bankruptcy protection. In addition, recent leveraged buyouts of certain large retailers have left these companies with significant levels of debt. There is a risk that these key customers will not pay us, or that payment may be delayed because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts. Additionally, our business, results of operations and financial condition may be adversely affected if these mass market retailers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores they operate.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war, fuel prices and consumer confidence in future economic conditions. Our business, and that of most of our customers, may experience periodic downturns in direct relation to downturns in the general economy. A general slowdown in the economies in which we sell our products, or even an uncertain economic outlook, could adversely affect consumer spending on discretionary items, such as our products, and, in turn, could adversely affect our sales, results of operations and financial condition. We also routinely utilize new artwork, designs or licensed intellectual property in connection with our products, and our inability to design, select or procure consumer-desired artwork, designs or licensed intellectual property could adversely affect the demand for our products, which could adversely affect our sales, results of operations and financial condition.

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

Approximately 725 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland and at our gift wrap facilities in Memphis, Tennessee are represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2009. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee will expire on December 31, 2010. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

Our acquisition strategy involves risks, and difficulties in integrating potential acquisitions may adversely affect our business, results of operations and financial condition.

We regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to labor and employment, product safety, import and export activities, taxes, chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the effect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have an adverse effect on our business, results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

		Approximate Square Feet
Location	Use	Owned	Leased

Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	547,000
Memphis, TN	Manufacturing and distribution	—	1,006,000
Memphis, TN	Distribution	—	404,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hartwell, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Florence, AL	Distribution	—	180,000

Total		1,305,000	2,237,000

The Company also owns two former manufacturing facilities and a distribution facility aggregating 544,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating 177,000 square feet for various marketing and administrative purposes, including 21,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

The Company is the lessee of approximately 14,000 square feet of space (which was used in former operations), portions of which have been subleased by the Company, as sublessor, to various sublessees. The Company also owns a distribution facility (approximately 135,000 square feet) which has been leased to a third party.

Item 3.	Legal Proceedings.

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2008 and fiscal 2007.

			Dividends
Fiscal 2008	High	Low	Declared

First Quarter	$42.29	$35.18	$.14
Second Quarter	42.48	29.23	.14
Third Quarter	42.16	35.00	.14
Fourth Quarter	38.40	27.47	.14

			Dividends
Fiscal 2007	High	Low	Declared

First Quarter	$32.84	$26.60	$.12
Second Quarter	31.86	26.35	.12
Third Quarter	35.77	28.46	.12
Fourth Quarter	37.48	32.43	.12

At May 22, 2008, there were approximately 2,400 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Issuer Purchases of Equity Securities

As represented in the table below, a total of 452,324 shares were repurchased at an average price of $32.38 in the fourth quarter of fiscal 2008, and as of March 31, 2008, there were no remaining shares authorized for repurchase by the Company.

				Maximum
			Total Number of Shares	Number of Shares
	Total Number		Purchased as Part	that May Yet Be
	of Shares	Average Price	of Publicly Announced	Purchased Under
	Purchased(1)	Paid per Share	Program(1)(2)	the Program(2)

January 1 through January 31, 2008	260,400	$31.67	260,400	191,924
February 1 through February 29, 2008	106,600	32.43	106,600	85,324
March 1 through March 31, 2008	85,324	34.71	85,324	—

Total Fourth Quarter	452,324	$32.38	452,324	—

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2)	The Company’s Board of Directors (“Board”) authorized on February 18, 1998 the repurchase of up to 1,000,000 shares of the Company’s common stock (the “Repurchase Program”). Thereafter, the Company’s Board increased the number of shares authorized to be repurchased by the Company pursuant to the Repurchase Program as follows: November 9, 1998 (500,000 additional shares); May 4, 1999 (500,000 additional shares); September 28, 1999 (500,000 additional shares); September 26, 2000 (500,000 additional shares); and February 27, 2003 (400,000 additional shares). As a result of the Company’s three-for-two stock split distributed on July 10, 2003, the number of shares authorized for repurchase pursuant to the Repurchase Program was automatically increased to 5,100,000 shares. On November 12, 2007, the Company’s Board authorized the repurchase of an additional 500,000 shares of the Company’s common stock for a total of 5,600,000 shares. The aggregate number of shares repurchased by the Company pursuant to the Repurchase Program as of March 31, 2008 was 5,600,000 on a split-adjusted basis.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2003 through March 31, 2008, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) two peer groups, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer groups on April 1, 2003 and reinvestment of all dividends).

The peer group utilized consists of American Greetings Corporation, Blyth, Inc., Lenox Group Inc. (f/k/a Department 56, Inc.), Russ Berrie and Company, Inc. and JAKKS Pacific, Inc. (the “Peer Group”). The Peer Group selected by the Company was revised this year to exclude Enesco Group, Inc. because it no longer is a publicly-traded company, and to include JAKKS Pacific, Inc. The Company selected this group as its Peer Group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this Peer Group will be flawed, because the businesses of the Peer Group companies are in large part different from the Company’s. In this regard, the Company competes with only one division of American Greetings, Blyth is principally focused on fragranced candle products and related candle accessories, competing only with some of the Company’s products, and the other companies principally sell collectible, toy and/or giftware items. The peer group previously used by the Company, which consisted of Blyth, Inc., Lenox Group Inc. (f/k/a Department 56, Inc.), Russ Berrie and Company, Inc. and Enesco Group, Inc. (the “Old Peer Group”), is shown in the chart above for comparative purposes.

Item 6.	Selected Financial Data.

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$498,253	$530,686	$525,494	$536,362	$539,349
Income before income taxes	38,833	36,804	32,716	47,118	46,297
Net income	25,358	23,889	21,841	30,692	29,850
Net income per common share:
Basic	$2.36	$2.25	$2.08	$2.58	$2.54

Diluted	$2.31	$2.19	$2.00	$2.45	$2.42

Balance Sheet Data:
Working capital	$136,000	$188,309	$161,482	$151,878	$187,813
Total assets	345,041	343,070	334,149	333,906	370,397
Current portion of long-term debt	10,246	10,195	10,169	10,442	335
Long-term debt	10,192	20,392	30,518	40,000	50,251
Stockholders’ equity	262,353	261,110	232,510	216,489	249,152
Cash dividends declared per common share	$.56	$.48	$.48	$.40	$.307

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Approximately 70% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant cost pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure.

The Company has taken several measures to respond to cost and price pressures. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness domestically. In the last five fiscal years, the Company has closed five manufacturing plants and six warehouses totaling 1,344,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. This action enhanced administrative efficiencies and provided incremental penetration of gift packaging products into broader everyday channels of distribution.

The Company’s everyday craft, trim-a-package, stationery and memory product lines have higher inherent growth potential due to higher market growth rate. Further, the Company’s everyday craft, trim-a-package, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company has established project teams and plans to pursue top line sales growth in these and other areas.

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

Litigation

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Consolidated sales for fiscal 2008 decreased 6% to $498,253,000 from $530,686,000 in fiscal 2007. The decrease in sales was primarily due to lower sales of products sold to warehouse clubs and lower sales of Christmas gift wrap, decorative tissue paper and gift bags and educational products. These sales reductions were partially offset by C.R. Gibson sales since its acquisition on December 3, 2007. Excluding sales from C.R. Gibson, sales declined 9% from prior year.

Cost of sales, as a percentage of sales, decreased to 72% in fiscal 2008 from 74% in fiscal 2007. The decrease in cost of sales was primarily due to improved efficiencies in the gift wrap, gift bag and tissue product lines resulting from the restructuring program announced in November 2006.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, increased to 19% in fiscal 2008 from 18% in fiscal 2007. The increase in SG&A expenses, as a percentage of sales, is primarily attributable to the mix of expenses compared to the prior year resulting from the acquisition of the C.R. Gibson business on December 3, 2007.

Restructuring expenses were $1,717,000 in fiscal 2008 and $2,327,000 in fiscal 2007. The decrease in restructuring expenses was due to the absence of costs related to a restructuring program in the prior year to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business which was partially offset by costs related to a restructuring program announced on January 4, 2008 to close the Company’s two production facilities in Elysburg, Pennsylvania and a distribution center in Troy, Pennsylvania. See Note 4 to the consolidated financial statements for further discussion.

Interest expense, net decreased to $974,000 in fiscal 2008 from $2,285,000 in fiscal 2007. The decrease in interest expense, net was primarily due to lower average borrowing levels during fiscal 2008 compared to the prior year as a result of cash generated from operations, offset by the impact of cash utilized to purchase the C.R. Gibson business and to repurchase the Company’s common stock and the impact of a lower rate of return on invested cash resulting from the Company’s investment in a tax exempt municipal fund in the current year.

Income before income taxes was $38,833,000, or 8% of sales, in fiscal 2008 and $36,804,000, or 7% of sales, in fiscal 2007.

Income taxes, as a percentage of income before taxes, were 35% in fiscal 2008 and fiscal 2007. Reductions in the Company’s effective tax rate from the Company’s investment during fiscal 2008 in a federal tax exempt municipal fund and from a decrease in the Company’s state effective tax rate were substantially offset by the non-recurrence of tax benefits recorded in fiscal 2007 related to decreases in foreign and state valuation allowances and state tax reserves.

Net income for the year ended March 31, 2008 increased 6% to $25,358,000 from $23,889,000 in fiscal 2007. The increase in net income was primarily attributable to current fiscal year cost savings and lower implementation expense associated with restructuring plans implemented in November 2006 and January 2008, incremental earnings contributed by the recently acquired C.R. Gibson business and reduced interest expense, net of the impact of reduced sales volume.

Fiscal 2007 Compared to Fiscal 2006

Consolidated sales for fiscal 2007 increased 1% to $530,686,000 from $525,494,000 in fiscal 2006. The increase in sales was primarily due to higher sales of Christmas gift wrap and boxed greeting cards, partially offset by lower sales of tissue, gift bags and ribbons and bows.

Cost of sales, as a percentage of sales, decreased to 74% in fiscal 2007 from 76% in fiscal 2006. The improvement in cost of sales was primarily due to improved manufacturing and distribution efficiencies achieved in the gift wrap, gift bag and tissue product lines and the impact of higher sales of gift wrap and boxed greeting cards, partially offset by incremental costs of $706,000 associated with the restructuring program, which includes $660,000 related to the write-down of inventory.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, increased to 18% in fiscal 2007 from 17% in fiscal 2006. The increase in SG&A expenses, as a percentage of sales, was primarily due to incremental share-based compensation expense related to the adoption of SFAS No. 123R, “Share-Based Payment,” increased incentive compensation expense and incremental costs of $909,000 associated with the restructuring program established in the current year.

Restructuring expenses were $2,327,000 in fiscal 2007 and $37,000 in fiscal 2006. The increase in restructuring expenses was due to the establishment of a restructuring program in fiscal 2007 to combine the operations of the Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. See Note 4 to the consolidated financial statements for further discussion.

Interest expense, net decreased to $2,285,000 in fiscal 2007 from $3,279,000 in fiscal 2006. The decrease in interest expense, net was primarily due to lower average borrowing levels during fiscal 2007 compared to the prior year and increased cash balances.

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

Income taxes, as a percentage of income before taxes, were 35% in fiscal 2007 and 33% in fiscal 2006. The increase in the effective tax rate was primarily due to a non-recurring, one-time favorable impact of the American Jobs Creation Act of 2004 of approximately $430,000 relating to the repatriation of earnings from the Company’s foreign affiliates that was recorded in the prior year. Also contributing to the increase was the non-deductibility for tax purposes of a portion of the share-based compensation expense recorded in fiscal 2007 as a result of the adoption of SFAS No. 123R.

Net income for the year ended March 31, 2007 increased 9% to $23,889,000 from $21,841,000 in fiscal 2006. Excluding costs relating to the restructuring program in fiscal 2007 and including the pro forma effect of stock option expense in the prior fiscal year for the Company’s adoption of SFAS No. 123R, net income increased 35% to $26,412,000 in fiscal 2007 from $19,548,000 in fiscal 2006 and diluted earnings per share increased 33% to $2.42 in fiscal 2007 compared to prior year diluted earnings per share of $1.82.

Reconciliation of Certain Non-GAAP Measures

Management believes that presentation of results of operations adjusted for the affects of non-recurring costs related to a restructuring program in fiscal 2007 and the pro forma impact of recognizing stock option expense as if the Company had adopted SFAS No. 123R, “Share-Based Payment,” in fiscal 2006, provides useful information to investors because it enhances comparability between the reporting periods.

	Year Ended March 31, 2007
			Diluted
	Income Before		Earnings
	Income Taxes	Net Income	per Share
	(In thousands, except per share amounts)

As Reported	$36,804	$23,889	$2.19
- Restructuring expenses	2,327	1,489	.14
- Inventory write-down due to facility closure	660	423	.04
- Other incremental costs related to restructuring plan	954	611	.06

Non-GAAP Measurement	$40,745	$26,412	$2.42

	Year Ended March 31, 2006
			Diluted
	Income Before		Earnings
	Income Taxes	Net Income	per Share
	(In thousands, except per share amounts)

As Reported	$32,716	$21,841	$2.00
- Restructuring expenses	37	25	—
- Expensing stock options — SFAS No. 123R adopted April 1, 2006	(2,722)	(2,318)	(.18)

Non-GAAP Measurement	$30,031	$19,548	$1.82

Diluted earnings per share for the year ended March 31, 2007 does not add due to rounding.

Liquidity and Capital Resources

At March 31, 2008, the Company had working capital of $136,000,000 and stockholders’ equity of $262,353,000. The increase in accounts receivable, net of reserves, to $39,144,000 at March 31, 2008 from $37,169,000 at March 31, 2007 was primarily the result of the acquisition of the C.R. Gibson business, net of improved collection experience in fiscal 2008. Inventories increased to $105,532,000 from $82,138,000 primarily due to finished goods inventory acquired in the C.R. Gibson acquisition and earlier purchases of commodity based raw materials such as paper and resin. These early purchases were made to avoid scheduled price increases. Capital expenditures increased to $8,330,000 in fiscal 2008 from $5,289,000 in fiscal 2007 primarily due to the ERP system integration project announced in October 2007. The increase in goodwill and intangible assets, net was also attributable to the acquisition of the C.R. Gibson business as more fully described in Note 2. Accounts payable increased to $18,275,000 from $12,212,000 primarily as a result of the acquisition of the C.R. Gibson business. The increase in long-term obligations was due to the reclassification of unrecognized tax benefits associated with the adoption of FIN 48 and is more fully described in Note 8. The increase in stockholders’ equity was primarily attributed to the current year net income and capital contributed upon exercise of employee stock options, partially offset by treasury repurchases and payments of cash dividends.

Under a stock repurchase program that had been previously authorized by the Company’s Board of Directors, the Company repurchased 747,424 shares of the Company’s common stock for $25,449,000 in fiscal 2008 and 9,800 shares of the Company’s common stock for $323,000 in fiscal 2007. As of March 31, 2008, the Company had no shares remaining available for repurchase under the Board’s authorization.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of CSS revenues have been seasonal, with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements were met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-

peak seasonal periods. In addition, the Company has outstanding $20,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At March 31, 2008, there were no borrowings outstanding under the revolving credit facility or the accounts receivable securitization and there were long-term borrowings of $20,000,000 related to the senior notes. For information concerning these credit facilities, see Note 9 of the Notes to Consolidated Financial Statements.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2008, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Short-term debt	$—	$—	$—	$—	$—
Capital lease obligations	246	192	—	—	438
Operating leases	8,318	10,059	2,161	759	21,297
Long-term debt(1)	10,762	10,314	—	—	21,076
Other long-term obligations(2)	—	422	287	2,587	3,296

	$19,326	$20,987	$2,448	$3,346	$46,107

(1)	Interest on long-term debt is based on amounts outstanding and on the fixed interest rate of 4.48%.

(2)	Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations is estimated by management.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 8 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.

As of March 31, 2008, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letter of credit	$3,883	$—	$—	$—	$3,883

The Company has a reimbursement obligation to the issuer of a stand-by letter of credit that guarantees the funding of workers compensation claims. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if canceled.

Critical Accounting Policies

In preparing our consolidated financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. Below are the most significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Revenue

Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. In limited cases, the Company may provide the right to return product as part of its customer programs with certain customers. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales, and the related reserves are shown as a reduction of accounts receivable, except reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. While some customers are granted return rights as part of their sales program, customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company is generally not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate and available. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

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

Accounting Pronouncements

See Note 14 to the Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding expected future benefits and costs from the Company’s restructuring plan involving the closure of its facilities in Elysburg, Pennsylvania and Troy, Pennsylvania; continued use of acquisitions to stimulate further growth; the expected future impact of changes in accounting principles; the anticipated effects of measures taken by the Company to respond to cost and price pressures; and the Company’s anticipation that quarterly cash dividends will continue to be paid in the future. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward- looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions; increased competition; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; risks associated with the restructuring plan to close the Company’s facilities in Elysburg, Pennsylvania and Troy, Pennsylvania, including the risk that the restructuring related savings and/or costs may exceed the presently expected amounts and the risk that the closures will adversely affect the Company’s ability to fulfill its customer’s orders on time; risks associated with the Company’s ERP systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are actively monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit, a change in either the lender’s base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings under these credit facilities of $12,323,000 for the year ended March 31, 2008, a 1% increase or decrease in floating interest rates would have increased or decreased annual interest expense by approximately $123,000. Based on an average cash balance of $36,023,000 for the year ended March 31, 2008, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $360,000.

Foreign Currency Risk

Approximately 4% of the Company’s sales in fiscal 2008 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8.	Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 6 to the consolidated financial statements, effective April 1, 2006, CSS Industries, Inc. adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, applying the modified prospective method. As discussed in notes 1 and 8 to the consolidated financial statements, effective April 1, 2007, CSS Industries, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 2, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

June 2, 2008

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,109	$100,091
Accounts receivable, net of allowances of $5,291 and $4,850	39,144	37,169
Inventories	105,532	82,138
Deferred income taxes	7,276	8,645
Assets held for sale	3,590	2,564
Other current assets	16,242	13,665

Total current assets	199,893	244,272

PROPERTY, PLANT AND EQUIPMENT
Land	2,619	2,739
Buildings, leasehold interests and improvements	47,135	55,352
Machinery, equipment and other	126,904	124,164

	176,658	182,255
Less — Accumulated depreciation	(126,026)	(123,358)

Net property, plant and equipment	50,632	58,897

OTHER ASSETS
Goodwill	48,361	30,952
Intangible assets, net of accumulated amortization of $1,093 and $619	42,454	4,328
Other	3,701	4,621

Total other assets	94,516	39,901

Total assets	$345,041	$343,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable	$—	$—
Current portion of long-term debt	10,246	10,195
Accounts payable	18,275	12,212
Accrued income taxes	822	444
Accrued payroll and other compensation	11,526	10,687
Accrued customer programs	9,438	10,290
Accrued other expenses	13,586	12,135

Total current liabilities	63,893	55,963

LONG-TERM DEBT, NET OF CURRENT PORTION	10,192	20,392

OTHER LONG-TERM OBLIGATIONS	6,121	3,221

DEFERRED INCOME TAXES	2,482	2,384

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2008 and 2007	1,470	1,470
Additional paid-in capital	44,150	40,680
Retained earnings	342,688	325,246
Accumulated other comprehensive loss, net of tax	(90)	(1)
Common stock in treasury, 4,437,325 and 3,857,571 shares, at cost	(125,865)	(106,285)

Total stockholders’ equity	262,353	261,110

Total liabilities and stockholders’ equity	$345,041	$343,070

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

NET SALES	$498,253	$530,686	$525,494

COSTS AND EXPENSES
Cost of sales	360,708	394,045	399,605
Selling, general and administrative expenses	96,703	96,125	90,211
Restructuring expenses	1,717	2,327	37
Interest expense, net of interest income of $1,163, $1,295 and $474	974	2,285	3,279
Other income, net	(682)	(900)	(354)

	459,420	493,882	492,778

INCOME BEFORE INCOME TAXES	38,833	36,804	32,716
INCOME TAX PROVISION	13,475	12,915	10,875

NET INCOME	$25,358	$23,889	$21,841

NET INCOME PER COMMON SHARE
Basic	$2.36	$2.25	$2.08

Diluted	$2.31	$2.19	$2.00

COMPREHENSIVE INCOME
Net income	$25,358	$23,889	$21,841
Foreign currency translation adjustment	2	1	—
Postretirement medical plan, net of tax	(91)	—	—

Comprehensive income	$25,269	$23,890	$21,841

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$25,358	$23,889	$21,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,218	14,335	14,499
Provision for doubtful accounts	5	26	399
Asset impairments	1,222	422	—
Deferred tax provision (benefit)	2,622	(3,621)	(1,512)
(Gain) loss on sale or disposal of assets	(386)	(418)	153
Compensation expense related to stock options	2,830	2,825	172
Changes in assets and liabilities, net of effects of acquisition:
Decrease (increase) in accounts receivable	9,204	(1,613)	1,292
(Increase) decrease in inventories	(10,737)	21,632	(1,903)
(Increase) decrease in other assets	(1,274)	4,575	(4,778)
Decrease in accounts payable	(196)	(2,282)	(843)
Increase (decrease) in accrued income taxes	3,493	(3,466)	2,790
Decrease in accrued expenses and other long-term obligations	(3,665)	(957)	(4,510)

Net cash provided by operating activities	41,694	55,347	27,600

Cash flows from investing activities:
Purchase of a business, net of cash received of $2	(71,145)	—	—
Purchase of property, plant and equipment	(8,330)	(5,289)	(9,515)
Proceeds from sale of assets	3,092	732	361

Net cash used for investing activities	(76,383)	(4,557)	(9,154)

Cash flows from financing activities:
Payments on long-term debt obligations	(10,149)	(10,241)	(10,484)
Borrowings on notes payable	186,900	172,360	243,845
Payments on notes payable	(186,900)	(172,360)	(243,845)
Dividends paid	(5,983)	(5,100)	(5,040)
Purchase of treasury stock	(25,449)	(323)	(7,167)
Proceeds from exercise of stock options	3,936	5,486	4,568
Tax benefit realized for stock options exercised	350	1,822	—

Net cash used for financing activities	(37,295)	(8,356)	(18,123)

Effect of exchange rate changes on cash and cash equivalents	2	1	—

Net (decrease) increase in cash and cash equivalents	(71,982)	42,435	323
Cash and cash equivalents at beginning of period	100,091	57,656	57,333

Cash and cash equivalents at end of period	$28,109	$100,091	$57,656

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
	(In thousands, except share and per share amounts)

BALANCE, APRIL 1, 2005	—	$—	14,703,084	$1,470	$34,214	$303,022	$(2)	(4,321,380)	$(122,215)	$216,489
Tax benefit associated with exercise of stock options	—	—	—	—	1,647	—	—	—	—	1,647
Compensation expense related to stock options	—	—	—	—	172	—	—	—	—	172
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(5,944)	—	322,896	10,512	4,568
Increase in treasury shares	—	—	—	—	—	—	—	(218,100)	(7,167)	(7,167)
Cash dividends ($.48 per common share)	—	—	—	—	—	(5,040)	—	—	—	(5,040)
Net income	—	—	—	—	—	21,841	—	—	—	21,841

BALANCE, MARCH 31, 2006	—	—	14,703,084	1,470	36,033	313,879	(2)	(4,216,584)	(118,870)	232,510
Tax benefit associated with exercise of stock options	—	—	—	—	1,822	—	—	—	—	1,822
Compensation expense related to stock options	—	—	—	—	2,825	—	—	—	—	2,825
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(7,422)	—	368,813	12,908	5,486
Increase in treasury shares	—	—	—	—	—	—	—	(9,800)	(323)	(323)
Foreign currency translation adjustment	—	—	—	—	—	—	1	—	—	1
Cash dividends ($.48 per common share)	—	—	—	—	—	(5,100)	—	—	—	(5,100)
Net income	—	—	—	—	—	23,889	—	—	—	23,889

BALANCE, MARCH 31, 2007	—	—	14,703,084	1,470	40,680	325,246	(1)	(3,857,571)	(106,285)	261,110
Tax benefit associated with exercise of stock options	—	—	—	—	640	—	—	—	—	640
Compensation expense related to stock options	—	—	—	—	2,830	—	—	—	—	2,830
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,933)	—	167,670	5,869	3,936
Increase in treasury shares	—	—	—	—	—	—	—	(747,424)	(25,449)	(25,449)
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Cash dividends ($.56 per common share)	—	—	—	—	—	(5,983)	—	—	—	(5,983)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(91)	—	—	(91)
Net income	—	—	—	—	—	25,358	—	—	—	25,358

BALANCE, MARCH 31, 2008	—	$—	14,703,084	$1,470	$44,150	$342,688	$(90)	(4,437,325)	$(125,865)	$262,353

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion products, principally to mass market retailers. These products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft products, educational products, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in eleven facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives.

The Company’s operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). The C.R. Gibson business was acquired on December 3, 2007. In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. Approximately 725 of its 2,200 employees (increasing to approximately 3,300 as seasonal employees are added) are represented by labor unions. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2009.

Reclassification

The Company has reclassified $2,129,000 from accrued payroll and other compensation to accrued other expenses at March 31, 2007 in the accompanying consolidated balance sheet to conform with the current year presentation.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting, the valuation of share-based awards and resolution of litigation and other proceedings. Actual results could differ from these estimates.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. With some exceptions, customers do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company generally is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate and available. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

Inventories

The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsalable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $838,000 and $955,000 at March 31, 2008 and 2007, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $761,000 and $818,000 at March 31, 2008 and 2007, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2008	2007

Raw material	$22,836	$14,442
Work-in-process	29,827	31,283
Finished goods	52,869	36,413

	$105,532	$82,138

Assets Held for Sale

Assets held for sale in the amount of $3,590,000 at March 31, 2008 represents two former manufacturing facilities and a distribution facility which the Company is in the process of selling. The Company expects to sell these facilities within the next 12 months for an amount greater than the current carrying value. Assets held for sale in the amount of $2,564,000 at March 31, 2007 represented two former manufacturing facilities which were both sold in the fourth quarter of fiscal 2008 resulting in a pre-tax gain of approximately $342,000 which is classified in other income, net. The Company ceased depreciating all of these facilities at the time they were classified as held for sale.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other income, net. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives. Depreciation expense was $12,604,000, $14,101,000 and $14,264,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

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

Goodwill and Intangible Assets

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. In the fourth quarter of fiscal 2008, 2007 and 2006, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived assets and determined that no impairment existed. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives.

At March 31, 2008, in addition to goodwill, the Company had $23,790,000 of other intangible assets relating to tradenames that are not subject to amortization, $18,480,000 relating to customer lists, which is net of accumulated amortization of $420,000, and being amortized over 15 years and $184,000 of other intangible assets, which is net of accumulated amortization of $673,000, relating primarily to a covenant not to compete, that is being amortized over four years (see Note 3).

Derivative Financial Instruments

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. Derivatives are not used for trading or speculative activities.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2008. The notional amount of open forward exchange contracts as of March 31, 2007 was $294,000 and the related gain was not material.

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

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on the technical merits of the position. See Note 8 to consolidated financial statements for further discussion.

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

Product development costs capitalized as of March 31, 2008 and 2007 were $6,316,000 and $5,647,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $9,194,000, $7,887,000 and $7,384,000 was recognized in the years ended March 31, 2008, 2007 and 2006, respectively.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income Per Common Share

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2008, 2007 and 2006.

	For the Years Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Numerator:
Net income	$25,358	$23,889	$21,841

Denominator:
Weighted average shares outstanding for basic income per common share	10,732	10,622	10,482
Effect of dilutive stock options	261	297	453

Adjusted weighted average shares outstanding for diluted income per common share	10,993	10,919	10,935

Basic net income per common share	$2.36	$2.25	$2.08

Diluted net income per common share	$2.31	$2.19	$2.00

Options on 232,000 shares, 58,000 shares and 643,000 shares of common stock were not included in computing diluted net income per common share for the years ended March 31, 2008, 2007 and 2006, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2008	2007	2006
	(In thousands)

Cash paid during the year for:
Interest	$2,413	$3,780	$3,971

Income taxes	$8,445	$17,874	$9,579

Details of acquisitions:
Fair value of assets acquired	$82,442	$—	$—
Liabilities assumed	8,595	—	—

Net assets acquired	73,847	—	—
Amount due seller for purchase price adjustment	2,700	—	—

Cash paid	71,147	—	—
Less cash acquired	2	—	—

Net cash paid for acquisitions	$71,145	$—	$—

(2)	BUSINESS ACQUISITION

On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $73,847,000 in cash, including transaction costs of approximately $200,000. Subsequent to March 31, 2008, $2,700,000 of the purchase price was paid as settlement of the closing net asset value adjustment as contemplated in the Asset Purchase Agreement. C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. At March 31, 2008, a portion of the purchase price is being held in escrow for certain indemnification obligations including, but not limited to, the post closing net asset value adjustment which was settled subsequent to year end. The acquisition was accounted for as a purchase and the preliminary estimated excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$25,470
Property, plant and equipment	963
Intangible assets	38,600
Goodwill	17,409

Total assets acquired	82,442

Current liabilities	8,595

Total liabilities assumed	8,595

Net assets acquired	$73,847

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited consolidated results of operations of the Company including C.R. Gibson on a pro forma basis, as though the transaction had been consummated at the beginning of the respective periods, were as follows (in thousands, except per share data):

	Years Ended March 31,
	2008	2007

Net sales	$536,192	$582,494
Net income	24,537	23,883
Income per common share:
Basic	$2.29	$2.25
Diluted	$2.23	$2.19

Pro forma adjustments included in the above reflect the effect of purchase accounting adjustments on interest, depreciation, amortization and tax expense. Included in the above pro forma results are approximately $2,100,000 and $3,150,000 for the year ended March 31, 2008 and 2007, respectively, of charges from C.R. Gibson’s previous parent company that the Company does not expect to incur in the future.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other indefinite lived intangible assets are subject to fair-value based impairment tests performed, at a minimum, on an annual basis. The Company performs its annual assessment of impairment in the fourth fiscal quarter. These impairment tests are conducted on each reporting unit of the Company, and may require two steps. For goodwill, the initial step is designed to identify potential impairment by comparing an estimate of the fair value for each applicable reporting unit to its respective carrying value. For those reporting units where the carrying value exceeds its fair value, a second step is performed to measure the amount of goodwill impairment, if any. With respect to indefinite lived intangible assets, the impairment test is performed by comparing the fair value of the intangible to its carrying value. In the fourth quarter of fiscal 2008, 2007 and 2006, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no impairment existed.

The change in the carrying amount of goodwill for the year ended March 31, 2008 is as follows (in thousands):

Balance as of March 31, 2007	$30,952
Acquisition of C.R. Gibson	17,409

Balance as of March 31, 2008	$48,361

With the acquisition of the C.R. Gibson business, the Company recorded intangible assets relating to tradenames that are not subject to amortization in the amount of $19,500,000. Additionally, the Company recorded $18,900,000 relating to customer lists which are being amortized over 15 years and $200,000 relating to a covenant not to compete that is being amortized over four years.

Included in intangible assets, net in the accompanying consolidated balance sheets are the following acquired intangible assets (in thousands):

	March 31,
	2008	2007

Tradenames	$23,790	$4,290
Customer relationships, net	18,480	—
Non-compete, net	184	38

	$42,454	$4,328

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated amortization at March 31, 2008 and 2007 was $1,093,000 and $619,000, respectively, and amortization expense was $474,000 for fiscal 2008, $94,000 for fiscal 2007 and $94,000 for fiscal 2006. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2009	$1,310
Fiscal 2010	1,310
Fiscal 2011	1,310
Fiscal 2012	1,293
Fiscal 2013	1,260

$6,483

(4)	BUSINESS RESTRUCTURING

On November 27, 2006, the Board of Directors of the Company approved a restructuring plan to combine the operations of its Cleo Inc (“Cleo”) and Berwick Offray LLC (“Berwick Offray”) subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of 1) redundant back office functions, 2) certain senior management positions and 3) excess manufacturing capacity, and was substantially completed by December 31, 2007. As part of the restructuring plan, the Company recorded a restructuring reserve of $1,323,000, including severance related to 29 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $422,000. During fiscal 2007, there was an increase in the restructuring reserve in the amount of $582,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During fiscal 2008, there was a reduction in the restructuring accrual of $133,000 primarily for costs related to severance that were less than originally estimated. During the year ended March 31, 2008, the Company made payments of $1,323,000, primarily related to severance. The Company expects to incur additional charges related to other restructuring costs of approximately $60,000 during fiscal 2009.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Initial accrual	$1,200	$123	$1,323
Additional charges — fiscal 2007	457	125	582
Cash paid — fiscal 2007	(304)	(145)	(449)

Restructuring reserve as of March 31, 2007	1,353	103	1,456
Cash paid — fiscal 2008	(1,168)	(155)	(1,323)
Non cash adjustments — fiscal 2008	(185)	52	(133)

Restructuring reserve as of March 31, 2008	$—	$—	$—

On January 4, 2008, the Board of Directors of the Company approved a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which is included in restructuring expenses, and made payments of $310,000 during the year ended March 31, 2008. As of March 31, 2008, the remaining liability of $319,000 was classified as a current liability in the accompanying consolidated

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet and will be paid in fiscal 2009. The Company expects to incur additional period expenses related to this restructuring program of approximately $1,750,000 during fiscal 2009 and fiscal 2010.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Initial accrual	$355	$273	$628
Cash paid — fiscal 2008	(46)	(263)	(309)

Restructuring reserve as of March 31, 2008	$309	$10	$319

(5)	TREASURY STOCK TRANSACTIONS

Under a stock repurchase program that had been previously authorized by the Company’s Board of Directors, the Company repurchased 747,424 shares of the Company’s common stock for $25,449,000 in fiscal 2008, 9,800 shares of the Company’s common stock for $323,000 in fiscal 2007 and 218,100 shares for $7,167,000 in fiscal 2006. As of March 31, 2008, the Company had no shares remaining available for repurchase under the Board’s authorization.

(6)	STOCK OPTION PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of March 31, 2008 become exercisable at the rate of 25% per year commencing one year after the date of grant. At March 31, 2008, 1,168,350 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are excisable at the rate of 25% per year. At March 31, 2008, 156,000 shares were available for grant under the 2006 Plan.

Prior to April 1, 2006, the Company accounted for its equity incentive plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under that transition method, stock compensation cost recognized in fiscal 2008 and fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and (c) compensation cost for all share-based payments modified, repurchased, or cancelled subsequent to April 1, 2006. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. In accordance with the modified prospective transition method, the consolidated financial statements for fiscal 2006 have not been restated to reflect the impact of SFAS No. 123R.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $2,830,000 and $2,825,000 in the year ended March 31, 2008 and 2007, respectively, and the associated future income tax benefit recognized was $775,000 and $666,000 in the years ended March 31, 2008 and 2007, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the year ended March 31, 2006:

(In thousands, except
per share data)

Net income, as reported	$21,841
Add: Total stock-based employee compensation expense included in the determination of net income, net of related tax effects	111
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,429)

Pro forma net income	$19,523

Net income per share:
Basic — as reported	$2.08
Basic — pro forma	$1.86
Diluted — as reported	$2.00
Diluted — pro forma	$1.82

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

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended March 31,
	2008	2007	2006

Expected dividend yield at time of grant	1.64%	1.60%	1.44%
Expected stock price volatility	30%	25%	35%
Risk-free interest rate	4.20%	4.91%	4.10%
Expected life of option (in years)	4.3	4.7	4.9

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions from April 1, 2005 through March 31, 2008 under the above plans (and their predecessor plans) were as follows:

			Weighted	Weighted	Aggregate
	Number	Option Price	Average	Average Life	Intrinsic
	of Shares	per Share	Price	Remaining	Value
		(In thousands)

Options outstanding at April 1, 2005	1,847,016	$12.71 — 35.00	$21.35	5.5 years
Granted	362,100	29.66 — 36.60	33.52
Exercised	(394,733)	12.71 — 34.12	17.85
Forfeited/canceled	(76,777)	16.70 — 34.12	29.06

Options outstanding at March 31, 2006	1,737,606	12.71 — 36.60	24.35	4.7 years
Granted	399,100	27.60 — 36.10	30.15
Exercised	(451,600)	12.71 — 35.00	17.84
Forfeited/canceled	(176,996)	16.70 — 35.00	32.00

Options outstanding at March 31, 2007	1,508,110	12.71 — 36.60	26.94	3.9 years

Granted	234,000	29.69 — 39.58	34.41
Exercised	(175,245)	13.21 — 35.98	24.17
Forfeited/canceled	(43,775)	18.50 — 34.12	29.14

Options outstanding at March 31, 2008	1,523,090	$12.71 — 39.58	$28.34	3.2 years	$9,628

Options exercisable at March 31, 2008	837,090	$12.71 — 36.60	$24.92	3.0 years	$8,009

The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 was $9.30, $7.87 and $9.78 per share, respectively.

The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006 was $2,512,000, $6,639,000 and $6,051,000, respectively. As of March 31, 2008, there was $4,665,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.2 years.

(7)	RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2008. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2008, 2007 and 2006 was $2,884,000, $2,710,000 and $2,112,000, respectively.

Pension Plan

The Company’s Cleo subsidiary administered a defined benefit pension plan covering substantially all salaried employees of Crystal Creative Products, Inc. (“Crystal”) at the time of Cleo’s acquisition of Crystal in October 2002. The plan was frozen on November 2, 2002 and terminated September 30, 2003. After the plan was frozen, benefits were provided to eligible employees by allowing them to participate in an existing defined contribution profit sharing and 401(k) plan. In the first quarter of fiscal 2006, the Company received the Internal Revenue Service approval letter regarding termination of the plan. As of March 31, 2006, the Company made all payments and purchased annuities in accordance with the provisions of the plan. During fiscal 2006, the Company recorded a charge of $72,000 related to the incremental cost of annuities that were purchased in fiscal 2006. During the first quarter of fiscal 2007, the Company transferred the surplus in the defined benefit plan of $3,156,000 to a separate investment account which will be used to fund future contributions to the existing defined contribution profit

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sharing and 401(k) plan. As of March 31, 2008, the remaining $1,498,000 of the surplus was classified in other current assets in the accompanying consolidated balance sheet.

Postretirement Medical Plan

The Company’s Cleo subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan is unfunded and was frozen to new participants prior to Crystal’s acquisition by the Company.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	2008	2007

Benefit obligation at beginning of year	$825	$938
Interest cost	48	55
Actuarial loss (gain) and other adjustments	212	(119)
Benefits paid	(48)	(49)

Benefit obligation recognized in the consolidated balance sheet	$1,037	$825

The net loss recognized in other comprehensive income at March 31, 2008 was $91,000, net of tax, and the actuarial loss expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2009 is approximately $3,000.

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2008, 2007 and 2006 were a discount rate of 6% and assumed health care cost trend rates of 15% (16% for 2007 and 17% for 2006) trending down to an ultimate rate of 5% in 2018.

Net periodic pension and postretirement medical costs were $48,000, $55,000 and $121,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

(8)	INCOME TAXES

Income from operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2008	2007	2006

United States	$22,281	$20,957	$22,684
Foreign	16,552	15,847	10,032

	$38,833	$36,804	$32,716

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provision for U.S. federal, state and foreign taxes on income (in thousands):

	For the Years Ended March 31,
	2008	2007	2006

Current:
Federal	$8,147	$12,679	$9,967
State	(311)	899	659
Foreign	3,017	2,958	1,761

	10,853	16,536	12,387

Deferred:
Federal	2,344	(3,172)	(1,738)
State	278	(449)	226

	2,622	(3,621)	(1,512)

	$13,475	$12,915	$10,875

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended March 31,
	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	.8	1.7	2.0
Tax exempt interest	(.7)	—	—
Changes in tax reserves and valuation allowance	.1	(1.6)	(1.3)
Foreign dividend repatriation	—	—	(1.3)
Other, net	(.5)	—	(1.2)

	34.7%	35.1%	33.2%

The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $640,000 in fiscal 2008, $1,822,000 in fiscal 2007 and $1,647,000 in fiscal 2006.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2008 and 2007 (in thousands):

	March 31,
	2008	2007

Deferred income tax assets:
Accounts receivable	$324	$259
Inventories	3,886	4,138
Accrued expenses	5,265	5,750
State net operating loss and credit carryforwards	11,522	11,672
Stock based compensation	1,433	666

	22,430	22,485
Valuation allowance	(11,389)	(11,543)

	11,041	10,942

Deferred income tax liabilities:
Property, plant and equipment	1,221	2,039
Intangibles	1,607	473
Unremitted earnings of foreign subsidiaries	2,205	221
Other	1,214	1,948

	6,247	4,681

Net deferred income tax asset	$4,794	$6,261

At March 31, 2008 and 2007, the Company had potential state income tax benefits of $11,522,000 and $11,672,000, respectively, from net operating loss and credit carryforwards that expire in various years through 2028. At March 31, 2008 and 2007, the Company provided valuation allowances of $11,389,000 and $11,543,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.

Due to developments during fiscal 2007, the Company decreased its state income tax reserves by $305,000 and its state and foreign valuation allowances by $290,000.

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation of FIN 48 did not result in an adjustment to the Company’s April 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits upon adoption at April 1, 2007	$2,169
Additions based on tax positions related to the current year	84
Additions for tax positions of prior years	196
Reductions for tax positions of prior years	(403)
Reductions relating to settlements with taxing authorities	(23)
Reductions as a result of a lapse of the applicable statute of limitations	(36)

Gross unrecognized tax benefits at March 31, 2008	$1,987

The total amount of gross unrecognized tax benefits at March 31, 2008 of $1,987,000 was classified in other long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $1,363,000.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $838,000 of interest and penalties are accrued at March 31, 2008, $145,000, of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The statute of limitations for the Company’s federal tax return has expired for all years through March 31, 2004. The Company’s March 31, 2005 through March 31, 2007 federal tax returns are currently under examination by the Internal Revenue Service. State and foreign income tax returns remain open back to March 31, 2002 in major jurisdictions in which the Company operates.

(9)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	March 31,
	2008	2007

4.48% Senior Notes due December 13, 2009	$20,000	$30,000
Other	438	587

	20,438	30,587
Less — current portion	(10,246)	(10,195)

	$10,192	$20,392

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes are to be paid ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The note purchase agreement contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2008.

The Company also has a $50,000,000 unsecured revolving credit facility with five banks which expires on April 23, 2009. The loan agreement contains provisions to increase or reduce the interest pricing spread based on the achievement of certain benchmarks related to the ratio of earnings to interest expense. At the Company’s option, interest on the facility accrues at (1) the greater of the prime rate minus 0.5% or the Federal Funds Rate, or (2) LIBOR plus .75%. The revolving credit facility provides for commitment fees of 0.225% per annum on the daily

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average of the unused commitment. The loan agreement also contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges, the ratio of debt to capitalization and limitations on capital expenditures. As of March 31, 2008 and 2007, no amounts were outstanding under this revolving credit facility. The Company is in compliance with all financial debt covenants as of March 31, 2008.

On April 23, 2004, the Company entered into an extension of its accounts receivable securitization facility through July 25, 2009, although the facility is subject to earlier termination in the event of termination of the commitments of the facility’s back-up purchasers. The agreement permits the sale (and repurchase) of an undivided interest in an accounts receivable pool. The facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the “SPS”), which in turn has the option to sell, on an ongoing basis and without recourse, to a commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and became a part of the receivables pool. Interest on amounts financed under this facility are based on a variable commercial paper rate plus 0.375% and commitment fees of 0.225% per annum on the daily average of the unused commitment are also payable under the facility. This arrangement is accounted for as a financing transaction. As of March 31, 2008 and 2007, no amounts were outstanding under this arrangement.

The weighted average interest rate under the revolving credit facilities for the years ended March 31, 2008, 2007 and 2006, was 7.43%, 7.04% and 5.24%, respectively. The average and peak borrowings were $12,323,000 and $81,000,000, respectively, for the year ended March 31, 2008 and $28,547,000 and $79,800,000, respectively, for the year ended March 31, 2007. Additionally, outstanding letters of credit under the revolving credit facilities totaled $3,883,000 at March 31, 2008 and 2007. These letters of credit guarantee funding of workers compensation claims.

The Company leases certain computer equipment under a capital lease. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows (in thousands):

2009	$261
2010	196

Total minimum lease obligations	457
Less amount representing interest	(19)

Present value of future minimum lease obligations	$438

Long-term debt, including capital lease obligations, matures as follows (in thousands):

2009	$10,246
2010	10,192

Total	$20,438

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2009	$8,318
2010	6,314
2011	3,745
2012	1,239
2013	922
Thereafter	759

Total	$21,297

Rent expense was $8,405,000, $8,507,000 and $9,044,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable — The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2008 and 2007.

•	Short-term borrowings — Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•	Foreign currency contracts — The fair value is based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2008 and the fair value of foreign currency contracts was immaterial as of March 31, 2007.

•	Long-term debt — The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2008, the carrying amount of long-term debt was $20,438,000 and the fair value was estimated to be $20,557,000. As of March 31, 2007, the carrying amount of long-term debt was $30,587,000 and the fair value was estimated to be $29,995,000.

(12)	COMMITMENTS AND CONTINGENCIES

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	SEGMENT DISCLOSURE

The Company operates in a single reporting segment, the design, manufacture, procurement, distribution and sale of non-durable everyday and seasonal social expression products, primarily to mass market retailers in the United States and Canada.

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2008	2007	2006

Christmas	$285,848	$346,866	$323,380
All occasion	151,410	127,163	143,307
Other seasonal	60,995	56,657	58,807

Total	$498,253	$530,686	$525,494

One customer accounted for sales of $133,456,000, or 27% of total sales in fiscal 2008, $144,464,000, or 27% of total sales in fiscal 2007 and $144,202,000, or 27% of total sales in fiscal 2006. One other customer accounted for sales of $59,907,000, or 12% of total sales in fiscal 2008, $58,742,000, or 11% of total sales in fiscal 2007 and $60,751,000, or 12% of total sales in fiscal 2006.

(14)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (April 1, 2008 for the Company). The adoption of SFAS No. 157 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. SFAS No. 159 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (fiscal 2009 for the Company). The Company will adopt EITF 06-10 on April 1, 2008 and the net reduction to equity is expected to be approximately $566,000.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company) and will apply prospectively to business combinations completed on or after April 1, 2009.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the impact of the adoption of SFAS No. 161 will have on its consolidated financial statements.

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
2008	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$46,802	$172,882	$222,170	$56,399

Gross profit	$13,283	$46,199	$61,382	$16,681

Net (loss) income	$(4,427)	$13,535	$22,854	$(6,604)

Net (loss) income per common share:
Basic(1)	$(.41)	$1.25	$2.12	$(.63)

Diluted(1)	$(.41)	$1.22	$2.07	$(.63)

	Quarters
2007	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$47,533	$173,830	$264,065	$45,258

Gross profit	$13,470	$44,827	$66,370	$11,974

Net (loss) income	$(5,507)	$11,703	$23,290	$(5,597)

Net (loss) income per common share:
Basic(1)	$(.52)	$1.11	$2.19	$(.52)

Diluted(1)	$(.52)	$1.08	$2.13	$(.52)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Fourth quarter net income of fiscal 2008 included expenses of approximately $2,132,000 related to a restructuring plan approved on January 4, 2008 to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility.

Included in net income in the third and fourth quarters of fiscal 2007 were costs of approximately $1,663,000 and $860,000, respectively, related to a restructuring plan to combine the operations of its Cleo and Berwick Offray subsidiaries, to close Cleo’s Maysville, Kentucky production facility and to exit a non-material, non-core business.

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

None.

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

The Company acquired substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”) on December 3, 2007, and management excluded C.R. Gibson’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The Company’s consolidated financial statements included total assets of $80,326,000 and total revenues of $17,825,000 associated with the C.R. Gibson business as of and for the year ended March 31, 2008.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

CSS Industries, Inc. acquired substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”) on December 3, 2007, and management excluded from its assessment of the effectiveness of CSS Industries Inc.’s internal control over financial reporting as of March 31, 2008, C.R. Gibson’s internal control over financial reporting associated with total assets of $80,326,000 and total revenues of $17,825,000 included in the consolidated financial statements of CSS Industries, Inc. and subsidiaries as of and for the year ended March 31, 2008. Our audit of internal control over financial reporting of CSS Industries, Inc. also excluded an evaluation of the internal control over financial reporting of C.R. Gibson.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated June 2, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

June 2, 2008

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11.	Executive Compensation.

See “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

See “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Following is a list of documents filed as part of this report:

1. Financial Statements

 Report of Independent Registered Public Accounting Firm

 Consolidated Balance Sheets — March 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income — for the years ended March 31, 2008, 2007 and 2006

 Consolidated Statements of Cash Flows — for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2008, 2007 and 2006

 Notes to Consolidated Financial Statements

2. Financial Statement Schedules

 Schedule II — Valuation and Qualifying Accounts

3. Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.5	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.6	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
3.7	By-laws of the Company, as amended to date (as last amended August 2, 2007) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated October 25, 2007).

Material Contracts
10.1	Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.2	Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.3	First Amendment to Receivables Purchase Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.4	First Amendment to Purchase and Sale Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.5	$50,000,000 4.48% Senior Notes due December 13, 2009 Note Purchase Agreement dated December 12, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

10.6	Amended and Restated Loan Agreement dated April 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.7	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.8	Third Amendment to Purchase and Sale Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.9	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.10	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.11	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.12	First Amendment to Note Purchase Agreements dated October 27, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.13	Amendment to Amended and Restated Loan Agreement dated January 27, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
10.14	Asset Purchase Agreement dated as of October 31, 2007, among CSS Industries, Inc., Delta Acquisition, LLC, C.R. Gibson, Inc. and the shareholders of C.R. Gibson, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2007).
10.15	Closing letter dated November 30, 2007 by and among Delta Acquisition, LLC, CSS Industries, Inc. and C.R. Gibson, Inc., on behalf of itself and its shareholders (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on December 7, 2007).
10.16	Fifth Amendment to Receivables Purchase Agreement dated as of August 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated January 31, 2008).

Management Contracts, Compensatory Plans or Arrangements
10.17	CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.18	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.19	CSS Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan Guidelines, dated January 25, 1994 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.20	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc., dated November 13, 1998 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.21	Berwick Industries, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated November 18, 1996 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.22	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of Berwick Industries, Inc. and its Subsidiaries in the United States, dated November 18, 1998 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.23	The Paper Magic Group, Inc. Non-Qualified Supplemental Executive Retirement Plan, dated December 5, 1996 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.24	Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of The Paper Magic Group, Inc. and its Subsidiaries in the United States, dated November 23, 1998 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.25		Cleo Inc Non-Qualified Supplemental Executive Retirement Plan dated November 26, 1996 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.26		Amendment 1998-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of Cleo Inc and its Subsidiaries in the United States, dated November 23, 1998 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
10.27		CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
10.28		CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.29		Employment Agreement dated as of July 11, 2005 between CSS Industries, Inc. and William G. Kiesling (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005).
10.30		Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.31		CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 2, 2007).
10.32		CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
10.33		Amendment 2006-1 to the Non-Qualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
10.34		CSS Industries, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.35		CSS Industries, Inc. FY 2008 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.36		CSS Industries, Inc. FY 2008 Management Incentive Program Criteria for BOC Design Group (incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.37		CSS Industries, Inc. FY 2008 Management Incentive Program Criteria for Paper Magic Group, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).

Other
*21	.	List of Significant Subsidiaries of the Registrant.
*23	.	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*32	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance	Charged
	at	to Costs	Charged				Balance
	Beginning	and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period
	(In thousands)

Year ended March 31, 2008
Accounts receivable allowances	$4,850	$4,542	$997	(d)	$5,098	(a)	$5,291
Accrued restructuring expenses	1,456	628	—		1,765	(b)	319
Year ended March 31, 2007
Accounts receivable allowances	$4,119	$4,086	$—		$3,355	(a)	$4,850
Accrued restructuring expenses	4	1,905	—		453	(c)	1,456
Year ended March 31, 2006
Accounts receivable allowances	$5,428	$3,326	$—		$4,635	(a)	$4,119
Accrued restructuring expenses	599	37	—		632	(b)	4

Notes:

(a)	Includes amounts written off as uncollectible, net of recoveries.

(b)	Includes payments and non cash reductions.

(c)	Includes payments.

(d)	Balance at acquisition of C.R. Gibson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer)

Dated: June 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer and a director)

Dated: June 2, 2008

/s/  Clifford E. Pietrafitta
Clifford E. Pietrafitta, Vice President — Finance and
Chief Financial Officer
(principal financial and accounting officer)

Dated: June 2, 2008

/s/  Jack Farber
Jack Farber, Director

Dated: June 2, 2008

/s/  Scott A. Beaumont
Scott A. Beaumont, Director

Dated: June 2, 2008

/s/  James H. Bromley
James H. Bromley, Director

Dated: June 2, 2008

/s/  John J. Gavin
John J. Gavin, Director

Dated: June 2, 2008

/s/  Leonard E. Grossman
Leonard E. Grossman, Director

Dated: June 2, 2008

/s/  James E. Ksansnak
James E. Ksansnak, Director

Dated: June 2, 2008

/s/  Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: June 2, 2008