Form 10-Q
period 2008-06-30
CSS INDUSTRIES INC
filed 2008-08-06
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of July 24, 2008, there were 10,076,231 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations — Three months ended June 30, 2008 and 2007	3

Condensed Consolidated Balance Sheets — June 30, 2008 and March 31, 2008	4

Consolidated Statements of Cash Flows — Three months ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	19

Signatures	20

Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share data)	2008	2007

SALES	$54,647	$46,802

COSTS AND EXPENSES
Cost of sales	37,713	33,519
Selling, general and administrative expenses	23,550	20,683
Interest expense (income), net	284	(374)
Other income, net	(66)	(242)

	61,481	53,586

LOSS BEFORE INCOME TAXES	(6,834)	(6,784)

INCOME TAX BENEFIT	(2,338)	(2,357)

NET LOSS	$(4,496)	$(4,427)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.44)	$(.41)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	10,255	10,882

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.14

COMPREHENSIVE INCOME
Net loss	$(4,496)	$(4,427)
Foreign currency translation adjustment	2	—

Comprehensive income	$(4,494)	$(4,427)

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
(In thousands)	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,213	$28,109
Accounts receivable, net	43,700	39,144
Inventories	143,387	105,532
Deferred income taxes	6,519	7,276
Assets held for sale	3,461	3,590
Other current assets	15,003	16,242

Total current assets	219,283	199,893

PROPERTY, PLANT AND EQUIPMENT, NET	51,695	50,632

OTHER ASSETS
Goodwill	48,361	48,361
Intangible assets, net	42,401	42,454
Other	3,128	3,701

Total other assets	93,890	94,516

Total assets	$364,868	$345,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$29,700	$—
Current portion of long-term debt	10,249	10,246
Accrued customer programs	7,762	9,438
Other current liabilities	44,815	44,209

Total current liabilities	92,526	63,893

LONG-TERM DEBT, NET OF CURRENT PORTION	10,129	10,192

LONG-TERM OBLIGATIONS	6,235	6,121

DEFERRED INCOME TAXES	2,108	2,482

STOCKHOLDERS’ EQUITY	253,870	262,353

Total liabilities and stockholders’ equity	$364,868	$345,041

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(4,496)	$(4,427)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,418	3,296
Provision for doubtful accounts	52	240
Deferred tax provision (benefit)	383	(474)
Gain on sale of assets	(35)	—
Compensation expense related to stock options	665	681
Changes in assets and liabilities, net of effects from purchase of a business:
Increase in accounts receivable	(4,580)	(962)
Increase in inventory	(37,731)	(42,874)
Decrease (increase) in other assets	1,216	(893)
Increase in other liabilities	5,925	1,550
Decrease in accrued taxes	(4,313)	(2,230)

Total adjustments	(35,000)	(41,666)

Net cash used for operating activities	(39,496)	(46,093)

Cash flows from investing activities:
Purchase of a business	(300)	—
Final payment of purchase price for a business previously acquired	(2,700)	—
Purchase of property, plant and equipment	(4,049)	(1,108)
Proceeds from sale of assets	102	—

Net cash used for investing activities	(6,947)	(1,108)

Cash flows from financing activities:
Payments on long-term obligations	(60)	(50)
Borrowings on notes payable	44,600	—
Repayments on notes payable	(14,900)	—
Dividends paid	(1,541)	(1,525)
Purchase of treasury stock	(2,637)	—
Proceeds from exercise of stock options	79	1,739
Tax benefit realized for stock options exercised	4	249

Net cash provided by financing activities	25,545	413

Effect of exchange rate changes on cash	2	—

Net decrease in cash and cash equivalents	(20,896)	(46,788)

Cash and cash equivalents at beginning of period	28,109	100,091

Cash and cash equivalents at end of period	$7,213	$53,303

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation —

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Principles of Consolidation —

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nature of Business —

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

Foreign Currency Translation and Transactions —

Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other income, net in the consolidated statements of operations.

Use of Estimates —

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

Inventories —

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

	June 30,	March 31,
	2008	2008
Raw material	$25,584	$22,836
Work-in-process	29,370	29,827
Finished goods	88,433	52,869

	$143,387	$105,532

Assets Held for Sale —

Assets held for sale in the amount of $3,461,000 represents two former manufacturing facilities and a distribution facility which the Company is in the process of selling. The Company expects to sell these facilities within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating these facilities at the time they were classified as held for sale.

Revenue Recognition —

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Loss Per Common Share —

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended
	June 30,
	2008	2007
Numerator:
Net loss	$(4,496)	$(4,427)

Denominator:
Weighted average shares outstanding for basic loss per common share	10,255	10,882
Effect of dilutive stock options	—	—

Adjusted weighted average shares outstanding for diluted loss per common share	10,255	10,882

Basic and diluted net loss per common share	$(.44)	$(.41)

The effect of dilutive stock options is not reflected as they are anti-dilutive.

Statements of Cash Flows —

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2)	STOCK-BASED COMPENSATION:

2004 Equity Compensation Plan

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of June 30, 2008 become exercisable at the rate of 25% per year commencing one year after the date of grant. The Company granted 54,000 stock options under the 2004 Plan during the first quarter of fiscal 2009.

During the first quarter of fiscal 2009, the Company granted 27,600 performance-vested restricted stock units (“RSUs”) which vest on the third anniversary of the date on which the award was granted, providing that certain performance metrics have been met during the performance period. During the first quarter of fiscal 2009, the Company also granted 26,550 time-vested RSUs which vest at a rate of 50% on each of the third and fourth anniversaries of the date on which the award was granted.

At June 30, 2008, there were 1,063,850 shares available for grant under the 2004 Plan.

2006 Stock Option Plan for Non-Employee Directors

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in each November until 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At June 30, 2008, there were 156,000 shares available for grant under the 2006 Plan.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months Ended
	June 30,
	2008	2007
Expected dividend yield at time of grant	2.18%	1.59%
Expected stock price volatility	36%	29%
Risk-free interest rate	3.50%	4.80%
Expected life of option (in years)	4.2	4.2

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The weighted average fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $7.70 and $9.43, respectively. The weighted average fair value of restricted stock units granted during the three months ended June 30, 2008 was $27.57.
As of June 30, 2008, there was $4,416,000 of total unrecognized compensation cost related to non-vested equity awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.2 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $665,000 and $681,000 for the three months ended June 30, 2008 and 2007, respectively.
(3)	DERIVATIVE FINANCIAL INSTRUMENTS:
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2008, the notional amount of open foreign currency forward contracts was $11,256,000 and the related unrealized gain was $170,000. There were no open foreign currency forward contracts as of March 31, 2008.
(4)	BUSINESS ACQUISITION:
On May 19, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iota™ (“iota”) for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a leading designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals, and stationery kits. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible assets acquired of $275,000 was recorded as trademarks, not subject to amortization, and included in intangible assets in the accompanying condensed consolidated balance sheet. No goodwill was recorded in this transaction.
On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $73,847,000 in cash, including transaction costs of approximately $200,000. In the first quarter of fiscal 2009, $2,700,000 of the purchase price was paid as settlement of an obligation assumed as contemplated in the Asset Purchase Agreement. C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. As of June 30, 2008, a portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

(5)	BUSINESS RESTRUCTURING:
On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter ended June 30, 2008, the Company made payments of $238,000 primarily for costs related to severance. The Company increased the restructuring reserve by $101,000 during the quarter ended June 30, 2008 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination. As of June 30, 2008, the remaining liability of $182,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid in fiscal 2009. The Company expects to incur additional period expenses related to this restructuring program of approximately $1,614,000 during the remainder of fiscal 2009 and fiscal 2010.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Restructuring reserve as of March 31, 2008	$309	$10	$319
Cash paid — fiscal 2009	(238)	—	(238)
Charges to expense — fiscal 2009	101	—	101

Restructuring reserve as of June 30, 2008	$172	$10	$182

(6)	GOODWILL AND INTANGIBLES:
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
With the acquisition of iota, the Company recorded intangible assets relating to trademarks that are not subject to amortization in the amount of $275,000.
Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	June 30,	March 31,
	2008	2008

Tradenames	$23,790	$23,790
Customer relationships, net	18,165	18,480
Trademarks	275	—
Non-compete, net	171	184

	$42,401	$42,454

Amortization expense related to intangible assets was $328,000 and $15,000 for the quarters ended June 30, 2008 and 2007, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2009 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2009	$982
Fiscal 2010	1,310
Fiscal 2011	1,310
Fiscal 2012	1,293
Fiscal 2013	1,260

Total	$6,155

(7)	COMMITMENTS AND CONTINGENCIES:
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that the adoption of SFAS No. 162 will have a significant effect on its financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not believe that the adoption of FSP No. 142-3 will have a significant effect on its financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidation financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal year beginning after December 15, 2008 (fiscal 2010 for the Company) and will apply prospectively to business combinations completed on or after April 1, 2009.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, the Company adopted EITF 06-10 on April 1, 2008 through a cumulative effect of an accounting change which resulted in a reduction to equity of $566,000. The Company does not expect that EITF 06-10 will have a significant impact on future results.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008 and it did not have an effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value measurements. In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year (until April 1, 2009 for the Company) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008. There was no impact to the Company’s consolidated financial statements upon adoption of SFAS No. 157. See Note 9 for further discussion of the adoption of this Statement. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities.
(9)	FAIR VALUE MEASUREMENTS:
The Company adopted the provisions of SFAS No. 157 on April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. There was no impact to the Company’s condensed consolidated financial statements upon adoption of SFAS No. 157.
In accordance with SFAS No. 157, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The Company’s recurring assets and liabilities recorded on the condensed consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Examples of Level 2 inputs include quoted prices for identical or similar assets or liabilities in non-active markets and pricing models whose inputs are observable for substantially the full term of the asset or liability.
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of June 30, 2008.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$1,016	$1,016	$—	$—
Cash surrender value of life insurance policies	816	—	816	—
Foreign exchange contracts	170	—	170	—

Total assets	$2,002	$1,016	$986	$—

Liabilities
Deferred compensation plans	$1,016	$1,016	$—	$—

Total liabilities	$1,016	$1,016	$—	$—

(10)	SUBSEQUENT EVENTS:
On July 21, 2008, the Company entered into an agreement to amend the fees of its accounts receivable securitization facility. Interest on amounts financed under this facility are now based on a variable commercial paper rate plus 0.5% (increased from a variable commercial paper rate plus 0.375%) and provides for commitment fees of 0.25% (increased from 0.225%) per annum on the daily average of the unused commitment.
On August 1, 2008, the Company entered into a $10,000,000 revolving line of credit to be used for working capital and general corporate purposes, including dividends, stock repurchases and acquisitions. This facility expires on September 29, 2008, although it may terminate prior to such date in the event of termination of the existing $50,000,000 revolving credit facility. Interest on the facility accrues at LIBOR plus 1%.
On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. for approximately $10,250,000 in cash. Hampshire Paper Corp. is a leading manufacturer and supplier of waxed tissue, paper, foil, and foil decorative packaging to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible assets acquired (estimated to be approximately $4,300,000, subject to the completion of appraisals in accordance with SFAS 141) will be recorded as goodwill or other intangible assets.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, which is a designer, marketer and distributor of memory books, stationery, journals and notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. In consideration, the Company paid approximately $73,847,000 in cash, including transaction costs of approximately $200,000. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet.
On May 19, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iota™ (“iota”) for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a leading designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals, and stationery kits. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible assets acquired of $275,000 was recorded as trademarks, not subject to amortization, and included in intangible assets in the accompanying condensed consolidated balance sheet. No goodwill was recorded in this transaction.
On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. for approximately $10,250,000 in cash. Hampshire Paper Corp. is a leading manufacturer and supplier of waxed tissue, paper, foil, and foil decorative packaging to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible assets acquired (estimated to be approximately $4,300,000, subject to the completion of appraisals in accordance with SFAS 141) will be recorded as goodwill or other intangible assets.
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
The Company has taken several measures to respond to cost and price pressures. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity in its North American production and distribution facilities and of its back office operations to maintain its competitiveness domestically. In the last five fiscal years, the Company has closed five manufacturing plants and six warehouses totaling 1,344,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. This action enhanced administrative efficiencies and provided incremental penetration of gift packaging products into broader everyday channels of distribution.

The Company’s everyday craft, trim-a-package, stationery and memory product lines have higher inherent growth potential due to higher market growth rates. Further, the Company’s everyday craft, trim-a-package, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company has established project teams to pursue top line sales growth in these and other areas.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting; the valuation of share-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Sales for the three months ended June 30, 2008 increased 17% to $54,647,000 from $46,802,000 in 2007 primarily due to incremental sales of C.R. Gibson, which was acquired on December 3, 2007. Excluding sales from the C.R. Gibson business, sales declined 7%, primarily due to lower sales of tissue paper and gift wrap and the later timing of Halloween shipments compared to the prior year.
Cost of sales, as a percentage of sales, was 69% in 2008 and 72% in 2007. The decrease in cost of sales, as a percentage of sales, was primarily due to higher margin sales of C.R Gibson and improved margins in gift packaging product lines.

Selling, general and administrative (“SG&A”) expenses increased $2,867,000, or 14%, over the prior year period. The increase was primarily due to incremental costs of C.R. Gibson, partially offset by reduced expenses in the Company’s seasonal businesses.
Interest expense of $284,000 in 2008 was unfavorable compared to interest income of $374,000 in 2007. The increase in interest expense was primarily due to increased borrowings, compared to the same quarter in prior year, as a result of cash utilized to purchase C.R. Gibson on December 3, 2007, net of cash generated from operations.
Income taxes, as a percentage of loss before taxes, were 34% in 2008 and 35% in 2007. The decrease in the effective tax rate was primarily due to the provision recorded in the first quarter of fiscal 2009 in settlement of an outstanding tax audit.
The net loss for the three months ended June 30, 2008 was $4,496,000, or $.44 per diluted share compared to $4,427,000, or $.41 per diluted share in 2007. The increase in net loss was primarily the result of higher interest expense, substantially offset by favorable margins and lower selling, general and administrative expenses at certain of the Company’s operations. Included in the loss per diluted share for the first quarter of fiscal 2009 is expense of $.03 per diluted share related to a restructuring program announced in January 2008 to close three Pennsylvania based facilities and $.03 per diluted share caused by lower outstanding shares as a result of stock repurchases made during the first quarter of fiscal 2009. C.R. Gibson did not contribute significantly to the Company’s earnings before interest in the first quarter as a large portion of its earnings are projected to occur in the last three quarters of the fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, the Company had working capital of $126,757,000 and stockholders’ equity of $253,870,000. The increase in inventories was primarily a result of the normal seasonal inventory build necessary for the fiscal 2009 shipping season and advanced purchases of raw materials in anticipation of the impact of scheduled commodity price increases. The decrease in stockholders’ equity was primarily attributable to the first quarter net loss, treasury share repurchases and payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. On August 1, 2008, the Company entered into an additional $10,000,000 revolving line of credit. This facility expires on September 29, 2008, although it may terminate prior to such date in the event of termination of the existing $50,000,000 revolving credit facility. In addition, the Company has outstanding $20,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2008, there was $20,000,000 of long-term borrowings outstanding related to the senior notes and $29,700,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has a minor amount of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of June 30, 2008, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$5,902	$—	$—	$—	$5,902
The Company has a reimbursement obligation to the issuers of two stand-by letters of credit that guarantee the funding of workers compensation claims as well as letters of credit that guarantee the funding of obligations to certain vendors. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 700 employees as of June 30, 2008, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.
ACCOUNTING PRONOUNCEMENTS
See Note 8 to the Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to expected future costs of the Company’s restructuring plan involving the closure of its facilities in Elysburg, Pennsylvania and Troy, Pennsylvania; continued use of acquisitions to stimulate further growth; the expected future impact of changes in accounting principles; the anticipated effects of measures taken by the Company to respond to cost and price pressures; and expected future earnings of the Company’s C.R. Gibson business. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions; increased competition; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; risks associated with the restructuring plan to close the Company’s facilities in Elysburg, Pennsylvania and Troy, Pennsylvania, including the risk that the restructuring related costs may exceed the presently expected amounts and the risk that the closures will adversely affect the Company’s ability to fulfill its customers orders on time; risks associated with the Company’s enterprise resource planning systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2008 have not materially changed from March 31, 2008 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
A total of 101,200 shares were repurchased at an average price of $25.99 in the first quarter of fiscal 2009. As of June 30, 2008, there remained an outstanding authorization to repurchase 398,800 shares of outstanding CSS common stock as represented in the table below.

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
	Purchased (1)	Paid Per Share	Announced Program (2)	the Program (2)

April 1 through April 30, 2008	—	$—	—	—
May 1 through May 31, 2008	—	—	—	500,000
June 1 through June 30, 2008	101,200	25.99	101,200	398,800

Total First Quarter	101,200	$25.99	101,200	398,800

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
The Company’s Board of Directors authorized on May 29, 2008 the repurchase of up to 500,000 shares of the Company’s common stock (the “Repurchase Program”). As of June 30, 2008, the Company repurchased an aggregate of 101,200 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits
Exhibit 10.1 CSS Industries, Inc. Management Incentive Program, as amended on June 3, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 9, 2008).
Exhibit 10.2 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for CSS Industries, Inc.
Exhibit 10.3 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for BOC Design Group.
Exhibit 10.4 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for Paper Magic Group, Inc.
Exhibit 10.5 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for C.R. Gibson, LLC.
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

CSS INDUSTRIES, INC. (Registrant)
Date: August 5, 2008	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: August 5, 2008	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibit 10.2 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for CSS Industries, Inc.
Exhibit 10.3 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for BOC Design Group.
Exhibit 10.4 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for Paper Magic Group, Inc.
Exhibit 10.5 CSS Industries, Inc. FY2009 Management Incentive Program Criteria for C.R. Gibson, LLC.
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