Form 10-Q
period 2008-09-30
CSS INDUSTRIES INC
filed 2008-10-31
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of October 24, 2008, there were 9,775,081 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations — Three and six months ended September 30, 2008 and 2007	3

Condensed Consolidated Balance Sheets — September 30, 2008 and March 31, 2008	4

Consolidated Statements of Cash Flows — Six months ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	21

Signatures	22

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007

SALES	$174,161	$172,882	$228,808	$219,684

COSTS AND EXPENSES
Cost of sales	129,454	126,683	167,167	160,202
Selling, general and administrative expenses	27,863	25,158	51,413	45,841
Interest expense (income), net	916	284	1,200	(90)
Other expense (income), net	36	(159)	(30)	(401)

	158,269	151,966	219,750	205,552

INCOME BEFORE INCOME TAXES	15,892	20,916	9,058	14,132

INCOME TAX EXPENSE	5,388	7,381	3,050	5,024

NET INCOME	$10,504	$13,535	$6,008	$9,108

NET INCOME PER COMMON SHARE
Basic	$1.05	$1.25	$.59	$.84

Diluted	$1.03	$1.22	$.58	$.82

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,043	10,857	10,149	10,869

Diluted	10,156	11,129	10,282	11,161

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.14	$.30	$.28

COMPREHENSIVE INCOME
Net income	$10,504	$13,535	$6,008	$9,108
Foreign currency translation adjustment	—	1	2	1

Comprehensive income	$10,504	$13,536	$6,010	$9,109

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
(In thousands)	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,783	$28,109
Accounts receivable, net	139,372	39,144
Inventories	156,359	105,532
Deferred income taxes	6,737	7,276
Assets held for sale	3,461	3,590
Other current assets	13,353	16,242

Total current assets	325,065	199,893

PROPERTY, PLANT AND EQUIPMENT, NET	52,924	50,632

OTHER ASSETS
Goodwill	50,072	48,361
Intangible assets, net	44,987	42,454
Other	3,113	3,701

Total other assets	98,172	94,516

Total assets	$476,161	$345,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$102,980	$—
Current portion of long-term debt	10,400	10,246
Accrued customer programs	10,374	9,438
Other current liabilities	77,782	44,209

Total current liabilities	201,536	63,893

LONG-TERM DEBT, NET OF CURRENT PORTION	10,065	10,192

LONG-TERM OBLIGATIONS	5,439	6,121

DEFERRED INCOME TAXES	2,298	2,482

STOCKHOLDERS’ EQUITY	256,823	262,353

Total liabilities and stockholders’ equity	$476,161	$345,041

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$6,008	$9,108

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,570	6,594
Provision for doubtful accounts	183	243
Deferred tax provision (benefit)	356	(722)
Gain on sale of assets	(35)	—
Compensation expense related to stock options	1,390	1,399
Changes in assets and liabilities, net of effects from purchase of a business:
Increase in accounts receivable	(99,313)	(110,556)
Increase in inventory	(46,706)	(57,876)
Decrease in other assets	2,974	428
Increase in other liabilities	35,823	38,187
Increase in accrued taxes	495	7,185

Total adjustments	(98,263)	(115,118)

Net cash used for operating activities	(92,255)	(106,010)

Cash flows from investing activities:
Purchase of a business	(10,614)	—
Final payment of purchase price for a business previously acquired	(2,700)	—
Purchase of property, plant and equipment	(7,338)	(2,350)
Proceeds from sale of assets	102	—

Net cash used for investing activities	(20,550)	(2,350)

Cash flows from financing activities:
Payments on long-term obligations	(131)	(101)
Borrowings on notes payable	247,280	36,400
Repayments on notes payable	(144,300)	(16,300)
Dividends paid	(3,044)	(3,035)
Purchase of treasury stock	(9,431)	(5,676)
Proceeds from exercise of stock options	99	2,639
Tax benefit realized for stock options exercised	4	345

Net cash provided by financing activities	90,477	14,272

Effect of exchange rate changes on cash	2	1

Net decrease in cash and cash equivalents	(22,326)	(94,087)

Cash and cash equivalents at beginning of period	28,109	100,091

Cash and cash equivalents at end of period	$5,783	$6,004

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
Nature of Business -
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion products, principally to mass market retailers. These products include gift wrap, gift bags, gift boxes, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
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

	September 30,	March 31,
	2008	2008

Raw material	$25,285	$22,836
Work-in-process	23,391	29,827
Finished goods	107,683	52,869

	$156,359	$105,532

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
Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$10,504	$13,535	$6,008	$9,108

Denominator:
Weighted average shares outstanding for basic income per common share	10,043	10,857	10,149	10,869
Effect of dilutive stock options	113	272	133	292

Adjusted weighted average shares outstanding for diluted income per common share	10,156	11,129	10,282	11,161

Basic net income per common share	$1.05	$1.25	$.59	$.84

Diluted net income per common share	$1.03	$1.22	$.58	$.82

Statements of Cash Flows -
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.
(2) STOCK-BASED COMPENSATION:
2004 Equity Compensation Plan
Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of September 30, 2008 become exercisable at the rate of 25% per year commencing one year after the date of grant. Performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and time-vested RSUs vest at a rate of 50% on each of the third and fourth anniversaries of the date on which the award was granted. At September 30, 2008, there were 1,091,625 shares available for grant under the 2004 Plan.
2006 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in each November until 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At September 30, 2008, there were 156,000 shares available for grant under the 2006 Plan.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Six Months
	Ended September 30,
	2008	2007
Expected dividend yield at time of grant	2.18%	1.59%
Expected stock price volatility	36%	29%
Risk-free interest rate	3.5%	4.8%
Expected life of option (in years)	4.2	4.2
Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
The weighted average fair value of stock options granted during the six months ended September 30, 2008 and 2007 was $7.70 and $9.44, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2008 was $27.50.

As of September 30, 2008, there was $3,792,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years. As of September 30, 2008, there was $1,191,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of three years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $725,000 and $718,000 in the quarters ended September 30, 2008 and 2007, respectively, and was $1,390,000 and $1,399,000 for the six months ended September 30, 2008 and 2007, respectively.
(3)	DERIVATIVE FINANCIAL INSTRUMENTS:
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2008, the notional amount of open foreign currency forward contracts was $13,118,000 and the related unrealized gain was $684,000. There were no open foreign currency forward contracts as of March 31, 2008.
(4)	BUSINESS ACQUISITIONS:
On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) for approximately $10,250,000 in cash. Hampshire Paper is a manufacturer and supplier of waxed tissue, paper, foil, and foil decorative packaging to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible and identifiable intangible assets acquired (estimated to be approximately $1,711,000, subject to the completion of appraisals in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141) was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $73,847,000 in cash, including transaction costs of approximately $200,000. In the first quarter of fiscal 2009, $2,700,000 of the purchase price was paid as settlement of an obligation assumed as contemplated in the Asset Purchase Agreement. C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. As of September 30, 2008, a portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

(5)	BUSINESS RESTRUCTURING:
On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter and six months ended September 30, 2008, the Company made payments of $68,000 and $306,000, respectively, primarily for costs related to severance. The Company increased the restructuring reserve by $183,000 during the six months ended September 30, 2008 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination. As of September 30, 2008, the remaining liability of $196,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid in fiscal 2009. The Company expects to incur additional period expenses related to this restructuring program of approximately $347,000 during the remainder of fiscal 2009 and fiscal 2010.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Restructuring reserve as of March 31, 2008	$309	$10	$319
Cash paid — fiscal 2009	(306)	—	(306)
Charges to expense — fiscal 2009	183	—	183

Restructuring reserve as of September 30, 2008	$186	$10	$196

(6)	GOODWILL AND INTANGIBLES:
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
The change in the carrying amount of goodwill for the six months ended September 30, 2008 is as follows (in thousands):

Balance as of March 31, 2008	$48,361
Acquisition of Hampshire Paper	1,711

Balance as of September 30, 2008	$50,072

With the acquisition of the Hampshire Paper business, the Company recorded a preliminary estimate of intangible assets subject to the completion of appraisals. Such intangible assets recorded as of September 30, 2008 include tradenames that are not subject to amortization in the amount of $1,200,000. Additionally, the Company recorded $1,300,000 relating to customer lists which are being amortized over ten years, $250,000 relating to a covenant not to complete that is being amortized over five years and $200,000 relating to patents that are being amortized over a weighted-average period of 8.5 years.

Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	September 30,	March 31,
	2008	2008

Tradenames	$25,265	$23,790
Customer relationships, net	19,128	18,480
Non-compete, net	400	184
Patent, net	194	—

	$44,987	$42,454

Amortization expense related to intangible assets was $363,000 and $15,000 for the quarters ended September 30, 2008 and 2007, respectively, and was $691,000 and $30,000 for the six months ended September 30, 2008 and 2007, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2009 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2009	$763
Fiscal 2010	1,526
Fiscal 2011	1,526
Fiscal 2012	1,509
Fiscal 2013	1,476

Total	$6,800

(7)	COMMITMENTS AND CONTINGENCIES:
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
(8)	ACCOUNTING PRONOUNCEMENTS:
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that the adoption of SFAS No. 162 will have a significant effect on its financial position or results of operations.
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.
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
The Company’s recurring assets and liabilities recorded on the condensed consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Examples of Level 2 inputs include quoted prices for identical or similar assets or liabilities in non-active markets and pricing models whose inputs are observable for substantially the full term of the asset or liability.
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of September 30, 2008.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$853	$853	$—	$—
Cash surrender value of life insurance policies	822	—	822	—
Foreign exchange contracts	500	—	500	—

Total assets	$2,175	$853	$1,322	$—

Liabilities
Deferred compensation plans	$853	$853	$—	$—

Total liabilities	$853	$853	$—	$—

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
On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) for approximately $10,250,000 in cash. Hampshire Paper is a manufacturer and supplier of waxed tissue, paper, foil, and foil decorative packaging to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible and identifiable intangible assets acquired (estimated to be approximately $1,711,000, subject to the completion of appraisals in accordance with SFAS 141) was recorded as goodwill in the accompanying condensed consolidated balance sheet.
Historically, significant growth at CSS has come through acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.
Approximately 70% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to everyday products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure.
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

The Company’s everyday craft, trim-a-package, stationery and memory product lines have higher inherent growth potential due to higher market growth rates. Further, the Company’s everyday craft, trim-a-package, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.
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

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007
Sales for the six months ended September 30, 2008 increased 4% to $228,808,000 from $219,684,000 in 2007 primarily due to sales of acquired businesses, primarily C.R. Gibson, which was acquired on December 3, 2007. Excluding sales of acquired businesses, sales declined 9%, primarily due to lower sales in the Christmas gift wrap, gift bag and gift tissue product lines, as well as generally reduced buying patterns of retailers caused by the weak economic environment.
Cost of sales, as a percentage of sales, was 73% in 2008 and 2007 as higher margin sales of C.R Gibson in the current year were substantially offset by higher material and fuel costs compared to the same period in the prior year.
Selling, general and administrative (“SG&A”) expenses increased $5,572,000, or 12%, over the prior year period. The increase was primarily due to incremental costs of C.R. Gibson, partially offset by lower commissions expense as a result of the mix of product shipped during the same period in the prior year.
Interest expense of $1,200,000 in 2008 was unfavorable compared to interest income of $90,000 in 2007. The increase in interest expense was substantially due to increased borrowings during the six months compared to the same period in the prior year, primarily as a result of cash utilized to purchase C.R. Gibson on December 3, 2007 and repurchases of the Company’s common stock, net of cash generated from operations.
Income taxes, as a percentage of income before taxes, were 34% in 2008 and 36% in 2007. The decrease in the effective tax rate was primarily due to a benefit recorded in the current year following the settlement of an outstanding tax audit.
Net income for the six months ended September 30, 2008 was $6,008,000, or $.58 per diluted share compared to $9,108,000, or $.82 per diluted share in 2007. The reduction in net income was primarily the result of reduced Christmas sales, higher material and fuel costs and increased interest expense due to higher borrowings, net of income contributed by acquired businesses. Included in net income per diluted share for the six month period is non-recurring costs of $.05 per diluted share associated with the restructuring related to the closure of three Pennsylvania-based facilities announced in January 2008.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Sales for the three months ended September 30, 2008 increased 1% to $174,161,000 from $172,882,000 in 2007 primarily due to sales of acquired businesses, primarily C.R. Gibson, which was acquired on December 3, 2007. Excluding sales of acquired businesses, sales declined 10%, primarily due to lower sales in the Christmas gift wrap, gift bag and gift tissue product lines, as well as generally reduced buying patterns of retailers caused by the weak economic environment.
Cost of sales, as a percentage of sales, was 74% in 2008 and 73% in 2007. The increase in cost of sales was primarily due to higher material and fuel costs compared to the same quarter in the prior year.
SG&A expenses increased $2,705,000, or 11%, over the prior year period. The increase was primarily due to incremental costs of C.R. Gibson, partially offset by lower commissions expense as a result of the mix of product shipped during the same period in the prior year.
Interest expense, net of $916,000 in 2008 increased over interest expense, net of $284,000 in 2007 due to higher borrowing levels during the quarter compared to the same quarter in the prior year, primarily as a result of cash utilized to purchase C.R. Gibson on December 3, 2007 and repurchases of the Company’s common stock, net of cash generated from operations.
Income taxes, as a percentage of income before taxes, were 34% in 2008 and 35% in 2007. The decrease in the effective tax rate was primarily due to a benefit recorded in the second quarter of fiscal 2009 following the settlement of an outstanding tax audit.

Net income for the three months ended September 30, 2008 was $10,504,000, or $1.03 per diluted share, compared to $13,535,000, or $1.22 per diluted share in 2007. The decrease in net income was primarily attributable to the impact of lower Christmas sales, higher material and fuel costs and higher interest expense, net of income contributed by acquired businesses. Included in net income per diluted share for the quarter is non-recurring costs of $.02 per diluted share associated with the restructuring related to the closure of three Pennsylvania-based facilities announced in January 2008.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2008, the Company had working capital of $123,529,000 and stockholders’ equity of $256,823,000. The increase in accounts receivable from March 31, 2008 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities was primarily a result of the normal seasonal inventory build necessary for the fiscal 2009 shipping season. The decrease in stockholders’ equity was primarily attributable to treasury share repurchases and payments of cash dividends, partially offset by year-to-date net income.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $50,000,000 revolving credit facility with five banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $100,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $20,000,000 of 4.48% senior notes due ratably in annual $10,000,000 installments through December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2008, there was $20,000,000 of long-term borrowings outstanding related to the senior notes and $102,980,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has less than $500,000 of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2008, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$5,925	$—	$—	$—	$5,925
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and guarantee the funding of obligations to certain vendors. The Company has no financial guarantees or other arrangements with any third parties or related parties other than its subsidiaries.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 700 employees as of September 30, 2008, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.

ACCOUNTING PRONOUNCEMENTS
See Note 8 to the Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to expected future costs of the Company’s restructuring plan involving the closure of its facilities in Elysburg, Pennsylvania and Troy, Pennsylvania; continued use of acquisitions to stimulate further growth; the expected future impact of legal proceedings and changes in accounting principles; and the anticipated effects of measures taken by the Company to respond to cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions; increased competition; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the restructuring plan to close the Company’s facilities in Elysburg, Pennsylvania and Troy, Pennsylvania, including the risk that the restructuring related savings may be less than and/or costs may exceed the presently expected amounts and the risk that the closures will adversely affect the Company’s ability to fulfill its customers orders on time; risks associated with the Company’s enterprise resource planning systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2008 have not materially changed from March 31, 2008 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
A total of 264,400 shares were repurchased at an average price of $25.64 in the second quarter of fiscal 2009. As of September 30, 2008, there remained an outstanding authorization to repurchase 134,400 shares of outstanding CSS common stock as represented in the table below.

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
	Purchased (1)	Paid Per Share	Announced Program (2)	the Program (2)

July 1 through July 31, 2008	98,800	$24.93	98,800	300,000
August 1 through August 31, 2008	61,500	26.46	61,500	238,500
September 1 through September 30, 2008	104,100	26.06	104,100	134,400

Total Second Quarter	264,400	$25.64	264,400	134,400

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
On May 29, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock (the “Repurchase Program”). As of September 30, 2008, the Company repurchased an aggregate of 365,600 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program. As of October 23, 2008, the Company had repurchased the available shares remaining under the Repurchase Program and on that date the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company’s common stock. An expiration date has not been established for the repurchase program announced on October 23, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
(a)
The annual meeting of stockholders of the Company was held on July 31, 2008. The matters voted upon at the annual meeting were the election of directors, a proposal to approve an Amendment to the Company’s 2004 Equity Compensation Plan and a proposal to approve the Company’s Management Incentive Program.

(b)
The result of the vote of the stockholders for the election of directors was as set forth in the table that follows. The individuals listed in the table below were elected to serve as Directors of the Company until the next annual meeting and until their successors shall be elected and qualify:

	SHARES OF VOTING STOCK
	FOR	WITHHELD

Scott A. Beaumont	9,450,890	37,612
James H. Bromley	9,414,130	74,372
Jack Farber	9,424,952	63,550
John J. Gavin	9,450,440	38,062
Leonard E. Grossman	9,305,008	183,494
James E. Ksansnak	9,414,475	74,027
Rebecca C. Matthias	9,450,403	38,099
Christopher J. Munyan	9,425,694	62,808

(c)	The result of the vote of the stockholders on the proposal to approve the Amendment to the 2004 Equity Compensation Plan was as follows:

For	8,729,659
Against	263,659
Abstain	3,060
Broker non-votes	492,124
(d)	The result of the vote of the stockholders on the proposal to approve the Company’s Management Incentive Program was as follows:

For	8,958,953
Against	34,223
Abstain	3,202
Broker non-votes	492,124
Item 6. Exhibits
Exhibit 10.1 Amendment to the Amended and Restated Loan Agreement dated July 31, 2008.
Exhibit 10.2 Letter Agreement dated August 1, 2008 between CSS Industries, Inc. and PNC Bank, National Association regarding a $10 million Committed Line of Credit.
Exhibit 10.3 Asset Purchase Agreement dated August 1, 2008 among Granite Acquisition Corp., Lion Ribbon Company, Inc., Hampshire Paper Corp. and the Shareholders of Hampshire Paper Corp.
Exhibit 10.4 2004 Equity Compensation Plan (amended and restated as of July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).
Exhibit 10.5 Employment Agreement dated as of July 25, 2008 between CSS Industries, Inc. and Paul Quick.
Exhibit 10.6 Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan.
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

CSS INDUSTRIES, INC. (Registrant)
Date: October 30, 2008	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: October 30, 2008	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment to the Amended and Restated Loan Agreement dated July 31, 2008.

10.2	Letter Agreement dated August 1, 2008 between CSS Industries, Inc. and PNC Bank, National Association regarding a $10 million Committed Line of Credit.

10.3	Asset Purchase Agreement dated August 1, 2008 among Granite Acquisition Corp., Lion Ribbon Company, Inc., Hampshire Paper Corp. and the Shareholders of Hampshire Paper Corp.

10.5	Employment Agreement dated as of July 25, 2008 between CSS Industries, Inc. and Paul Quick.

10.6	Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan.

31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a- 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a- 14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a- 14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.