Form 10-Q
period 2008-12-31
CSS INDUSTRIES INC
filed 2009-02-05
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of February 2, 2009, there were 9,605,331 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations and Comprehensive Income — Three and nine months ended December 31, 2008 and 2007	3

Condensed Consolidated Balance Sheets — December 31, 2008 and March 31, 2008	4

Consolidated Statements of Cash Flows — Nine months ended December 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item6. Exhibits	21

Signatures	22

Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2008	2007	2008	2007

SALES	$197,122	$222,170	$425,930	$441,854

COSTS AND EXPENSES
Cost of sales	147,967	160,788	315,134	320,990
Selling, general and administrative expenses	23,104	25,545	74,218	71,493
Restructuring (income) expense, net	(574)	105	(275)	(2)
Interest expense, net	1,093	810	2,293	720
Other expense (income), net	225	(51)	195	(452)

	171,815	187,197	391,565	392,749

INCOME BEFORE INCOME TAXES	25,307	34,973	34,365	49,105

INCOME TAX EXPENSE	8,895	12,119	11,945	17,143

NET INCOME	$16,412	$22,854	$22,420	$31,962

NET INCOME PER COMMON SHARE
Basic	$1.69	$2.12	$2.24	$2.95

Diluted	$1.68	$2.07	$2.22	$2.88

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,734	10,759	10,010	10,833

Diluted	9,796	11,036	10,120	11,115

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.14	$.45	$.42

COMPREHENSIVE INCOME
Net income	$16,412	$22,854	$22,420	$31,962
Foreign currency translation adjustment	—	1	2	2

Comprehensive income	$16,412	$22,855	$22,422	$31,964

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
(In thousands)	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,492	$28,109
Accounts receivable, net	145,513	39,144
Inventories	96,303	105,532
Deferred income taxes	5,457	7,276
Assets held for sale	1,363	3,590
Other current assets	12,732	16,242

Total current assets	266,860	199,893

PROPERTY, PLANT AND EQUIPMENT, NET	53,557	50,632

OTHER ASSETS
Goodwill	49,258	48,361
Intangible assets, net	45,011	42,454
Other	4,023	3,701

Total other assets	98,292	94,516

Total assets	$418,709	$345,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$67,400	$—
Current portion of long-term debt	10,417	10,246
Accrued customer programs	13,061	9,438
Other current liabilities	54,060	44,209

Total current liabilities	144,938	63,893

LONG-TERM DEBT, NET OF CURRENT PORTION	—	10,192

LONG-TERM OBLIGATIONS	4,974	6,121

DEFERRED INCOME TAXES	3,304	2,482

STOCKHOLDERS’ EQUITY	265,493	262,353

Total liabilities and stockholders’ equity	$418,709	$345,041

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$22,420	$31,962

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	10,101	9,855
Provision for doubtful accounts	206	20
Deferred tax provision	2,641	1,389
Gain on sale of assets	(771)	(22)
Compensation expense related to stock options	2,006	2,110
Changes in assets and liabilities, net of effects from purchase of a business:
Increase in accounts receivable	(105,465)	(114,239)
Decrease in inventory	12,751	3,449
Decrease in other assets	3,794	1,707
Increase in other liabilities	14,832	33,770

Total adjustments	(59,905)	(61,961)

Net cash used for operating activities	(37,485)	(29,999)

Cash flows from investing activities:
Purchase of a business	(10,599)	(68,000)
Final payment of purchase price for a business previously acquired	(2,700)	—
Purchase of property, plant and equipment	(10,731)	(4,039)
Proceeds from sale of assets	3,062	80

Net cash used for investing activities	(20,968)	(71,959)

Cash flows from financing activities:
Payments on long-term obligations	(10,198)	(10,088)
Borrowings on notes payable	489,290	178,400
Repayments on notes payable	(421,890)	(128,400)
Payment of financing transaction costs	(621)	(103)
Dividends paid	(4,498)	(4,537)
Purchase of treasury stock	(16,687)	(10,762)
Proceeds from exercise of stock options	433	3,589
Tax benefit realized for stock options exercised	5	658

Net cash provided by financing activities	35,834	28,757

Effect of exchange rate changes on cash	2	2

Net decrease in cash and cash equivalents	(22,617)	(73,199)

Cash and cash equivalents at beginning of period	28,109	100,091

Cash and cash equivalents at end of period	$5,492	$26,892

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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

Goodwill -
Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a multiple of earnings before interest, income taxes, depreciation and amortization. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount of the goodwill, an impairment loss would be recorded.
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

	December 31,	March 31,
	2008	2008

Raw material	$14,550	$22,836
Work-in-process	20,457	29,827
Finished goods	61,296	52,869

	$96,303	$105,532

Assets Held for Sale -
Assets held for sale in the amount of $1,363,000 as of December 31, 2008 represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale. Assets held for sale in the amount of $3,590,000 as of March 31, 2008 also included a former manufacturing facility and a distribution facility which the Company sold in the third quarter of fiscal 2009 resulting in a pre-tax gain of approximately $766,000, which is included in restructuring (income) expense, net in the accompanying consolidated statement of operations.
Revenue Recognition -
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net income	$16,412	$22,854	$22,420	$31,962

Denominator:
Weighted average shares outstanding for basic income per common share	9,734	10,759	10,010	10,833
Effect of dilutive stock options	62	277	110	282

Adjusted weighted average shares outstanding for diluted income per common share	9,796	11,036	10,120	11,115

Basic net income per common share	$1.69	$2.12	$2.24	$2.95

Diluted net income per common share	$1.68	$2.07	$2.22	$2.88

Statements of Cash Flows -
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.
(2)	STOCK-BASED COMPENSATION:
2004 Equity Compensation Plan
Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of December 31, 2008 become exercisable at the rate of 25% per year commencing one year after the date of grant. Performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and time-vested RSUs vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At December 31, 2008, there were 1,149,575 shares available for grant under the 2004 Plan.
2006 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock will be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in each November until 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At December 31, 2008, there were 132,000 shares available for grant under the 2006 Plan.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Nine Months
	Ended December 31,
	2008	2007
Expected dividend yield at time of grant	2.47%	1.56%
Expected stock price volatility	37%	29%
Risk-free interest rate	3.04%	4.61%
Expected life of option (in years)	4.4	4.3
Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
The weighted average fair value of stock options granted during the nine months ended December 31, 2008 and 2007 was $7.08 and $9.76, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2008 was $27.28.
As of December 31, 2008, there was $3,386,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years. As of December 31, 2008, there was $685,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of three years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $616,000 and $711,000 in the quarters ended December 31, 2008 and 2007, respectively, and was $2,006,000 and $2,110,000 for the nine months ended December 31, 2008 and 2007, respectively.
(3)	DERIVATIVE FINANCIAL INSTRUMENTS:
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 31, 2008, the notional amount of open foreign currency forward contracts was $7,864,000 and the related unrealized gain was $1,312,000. There were no open foreign currency forward contracts as of March 31, 2008.
(4)	BUSINESS ACQUISITIONS:
On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) for approximately $10,250,000 in cash. During the third quarter of fiscal 2009, the Company received cash of approximately $574,000 in satisfaction of a post closing adjustment to the purchase price. Hampshire Paper is a manufacturer and supplier of waxed tissue, paper, foil, and foil decorative packaging to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible and identifiable intangible assets acquired of $897,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $73,847,000 in cash, including transaction costs of approximately $200,000. In the first quarter of fiscal 2009, $2,700,000 of the purchase price was paid as settlement of an obligation assumed as contemplated in the Asset Purchase Agreement. C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbooks, and other gift items that commemorate life’s celebrations. As of December 31, 2008, a portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
(5)	BUSINESS RESTRUCTURING:
On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter ended December 31, 2008, the Company sold two facilities associated with this restructuring program and recognized a gain of $766,000 related to this sale of assets. During the quarter and nine months ended December 31, 2008, the Company made payments of $348,000 and $654,000, respectively, primarily for costs related to severance. The Company increased the restructuring reserve by $385,000 during the nine months ended December 31, 2008 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination. As of December 31, 2008, the remaining liability of $50,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid through the first quarter of fiscal 2010. The Company expects to incur additional period expenses related to this restructuring program of approximately $240,000 during the remainder of fiscal 2009 and fiscal 2010.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Restructuring reserve as of March 31, 2008	$309	$10	$319
Cash paid — fiscal 2009	(654)	—	(654)
Charges to expense — fiscal 2009	395	(10)	385

Restructuring reserve as of December 31, 2008	$50	$—	$50

(6)	GOODWILL AND INTANGIBLES:
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. As a result of the decrease in the Company’s market capitalization in the third quarter of fiscal 2009, the Company performed an impairment test in the third quarter. Based on this test, the Company concluded that there was no impairment. The Company will continue to monitor compliance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and will perform the required annual test in the fourth quarter.

The change in the carrying amount of goodwill for the nine months ended December 31, 2008 is as follows (in thousands):

Balance as of March 31, 2008	$48,361
Acquisition of Hampshire Paper	897

Balance as of December 31, 2008	$49,258

The Company recorded intangible assets with the acquisition of the Hampshire Paper business and finalization of the purchase price. Such intangible assets recorded as of December 31, 2008 include trademarks that are not subject to amortization in the amount of $500,000. Additionally, the Company recorded $2,500,000 relating to customer lists which are being amortized over 14 years, $300,000 relating to trademarks that are being amortized over a weighted-average period of ten years and $60,000 relating to patents that are being amortized over ten years.
Included in intangible assets, net in the accompanying condensed consolidated balance sheets are the following acquired intangible assets (in thousands):

	December 31,	March 31,
	2008	2008

Tradenames	$23,790	$23,790
Trademarks, net	1,057	—
Customer relationships, net	19,961	18,480
Non-compete, net	146	184
Patent, net	57	—

	$45,011	$42,454

Amortization expense related to intangible assets was $386,000 and $117,000 for the quarters ended December 31, 2008 and 2007, respectively, and was $1,077,000 and $147,000 for the nine months ended December 31, 2008 and 2007, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2009 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2009	$381
Fiscal 2010	1,525
Fiscal 2011	1,525
Fiscal 2012	1,508
Fiscal 2013	1,475

Total	$6,414

(7)	SHORT TERM CREDIT FACILITIES:
On November 21, 2008, the Company replaced its $50,000,000 revolving credit facility, which was due to expire on April 23, 2009, with a new $110,000,000 revolving credit facility with four banks. This facility expires on November 20, 2011. The loan agreement contains provisions to increase or reduce the interest pricing spread based on a measure of the Company’s leverage. At the Company’s option, interest on the facility currently accrues at the greater of (1) the prime rate (2) the federal funds open rate plus .5%, or (3) LIBOR plus 1.25%. The revolving credit facility provides for commitment fees of .3% per annum on the daily average of the unused commitment, subject to adjustment based on a measure of the Company’s leverage. The loan agreement also contains covenants, the most restrictive of which pertain to the ratio of operating cash flow to fixed charges, the ratio of debt to operating cash flow and limitations on capital expenditures.

On November 21, 2008, the Company also entered into an amendment to decrease its existing $100,000,000 accounts receivable securitization facility to $75,000,000. The funding limit under this facility is $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. This facility is accounted for as a financing transaction on the Company’s consolidated balance sheet, expires on July 25, 2009 and is subject to annual renewal.
(8)	COMMITMENTS AND CONTINGENCIES:
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
(9)	ACCOUNTING PRONOUNCEMENTS:
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Financial Accounting Standard No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which clarifies application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that the adoption of SFAS No. 162 will have a significant effect on its financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. The Company does not believe that the adoption of SFAS No. 161 will have a significant effect on its financial position or results of operations.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value measurements. In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year (until April 1, 2009 for the Company) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008. There was no impact to the Company’s consolidated financial statements upon adoption of SFAS No. 157. See Note 10 for further discussion of the adoption of this Statement. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities.
(10)	FAIR VALUE MEASUREMENTS:
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of December 31, 2008.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$691	$691	$—	$—
Cash surrender value of life insurance policies	839	—	839	—
Foreign exchange contracts	20	—	20	—

Total assets	$1,550	$691	$859	$—

Liabilities
Deferred compensation plans	$691	$691	$—	$—

Total liabilities	$691	$691	$—	$—

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 70% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to everyday products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market shares in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In the Company’s current fiscal year, the Company experienced lower sales in its gift wrap, gift tissue and gift bag lines. In addition, many of our mass market customers reduced purchases for Christmas 2008 due to poor sales of seasonal products at store level in the prior calendar year. Both seasonal and all occasion sales declines were further exacerbated as the current economic downturn deepened in the fall of calendar 2008.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it has strengthened its core Christmas product offerings for the upcoming 2009 Christmas selling season with new and innovative designs and licenses. In addition, we are pursuing new product initiatives related to seasonal, craft and everyday products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity in its North American production and distribution facilities and of its back office operations to maintain its competitiveness domestically. In the last five fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. This action enhanced administrative efficiencies and provided incremental penetration of gift packaging products into broader everyday channels of distribution.
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
Historically, growth at CSS has come through acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.
On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) for approximately $10,250,000 in cash. During the third quarter of fiscal 2009, the Company received cash of approximately $574,000 in satisfaction of a post closing adjustment to the purchase price. Hampshire Paper is a manufacturer and supplier of waxed tissue, paper, foil, and foil decorative packaging to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible and identifiable intangible assets acquired of $897,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet.

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
Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007
Sales for the nine months ended December 31, 2008 decreased 4% to $425,930,000 from $441,854,000 in 2007 primarily due to reduced sales of Christmas gift wrap, gift tissue and gift bags. In addition, the current poor economic environment has resulted in reduced buying patterns, product returns and order cancellations of both the Company’s seasonal and all occasion products. Partially offsetting the sales decline were sales of acquired businesses, primarily C.R. Gibson, which was acquired on December 3, 2007.
Cost of sales, as a percentage of sales, was 74% in 2008 and 73% in 2007 as higher margin sales of C.R Gibson in the current year were substantially offset by higher material costs and plant inefficiencies compared to the same period in the prior year.
Selling, general and administrative (“SG&A”) expenses increased $2,725,000, or 4%, over the prior year period. The increase was primarily due to incremental costs of C.R. Gibson, partially offset by lower incentive compensation and employee benefit expenses.

Restructuring income of $275,000 in 2008 was favorable compared to restructuring income of $2,000 in 2007 due to the gain on the sale of a manufacturing facility and a distribution facility in fiscal 2009 which were part of the restructuring program related to the closure of three Pennsylvania-based facilities announced in January 2008, partially offset by restructuring expenses incurred during fiscal 2009 related to this same program.
Interest expense, net was $2,293,000 in 2008 and $720,000 in 2007. The increase in interest expense was substantially due to increased borrowings during the nine months ended December 31, 2008 compared to the same period in the prior year, primarily as a result of cash utilized to purchase C.R. Gibson on December 3, 2007 and Hampshire Paper on August 5, 2008, and repurchases of the Company’s common stock, net of cash generated from operations.
Income taxes, as a percentage of income before taxes, were 35% in 2008 and 2007.
Net income for the nine months ended December 31, 2008 was $22,420,000, or $2.22 per diluted share compared to $31,962,000, or $2.88 per diluted share in 2007. The reduction in net income was primarily the result of reduced sales volume, higher material costs, plant inefficiencies and higher interest expense, net of income contributed by acquired businesses. The decline in diluted earnings per share of 23% for the nine months ended December 31, 2008 was more favorable than the decline in net income due to the repurchase of stock during fiscal 2009.
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Sales for the three months ended December 31, 2008 decreased 11% to $197,122,000 from $222,170,000 in 2007 primarily due to reduced sales of Christmas gift wrap, gift tissue and gift bags. In addition, the current poor economic environment has resulted in reduced buying patterns, product returns and order cancellations of both the Company’s seasonal and all occasion products. Partially offsetting the sales decline were sales of acquired businesses, primarily C.R. Gibson, which was acquired on December 3, 2007.
Cost of sales, as a percentage of sales, was 75% in 2008 and 72% in 2007. The increase in cost of sales was primarily due to higher material costs and plant inefficiencies compared to the same quarter in the prior year.
SG&A expenses decreased $2,441,000, or 10%, over the prior year period. The decrease was primarily due to lower incentive compensation and employee benefit expenses, partially offset by incremental costs of C.R. Gibson.
Restructuring income of $574,000 in 2008 was favorable compared to restructuring expense of $105,000 in 2007 due to the gain on the sale of a manufacturing facility and a distribution facility in the third quarter of fiscal 2009 which were part of the restructuring program related to the closure of three Pennsylvania-based facilities announced in January 2008, partially offset by restructuring expenses incurred during fiscal 2009 related to this same program.
Interest expense, net of $1,093,000 in 2008 increased over interest expense, net of $810,000 in 2007 due to higher borrowing levels during the quarter compared to the same quarter in the prior year, primarily as a result of cash utilized to purchase C.R. Gibson on December 3, 2007 and Hampshire Paper on August 5, 2008, and repurchases of the Company’s common stock, net of cash generated from operations.
Income taxes, as a percentage of income before taxes, were 35% in 2008 and 2007.
Net income for the three months ended December 31, 2008 was $16,412,000, or $1.68 per diluted share, compared to $22,854,000, or $2.07 per diluted share in 2007. The reduction in net income was primarily the result of reduced sales volume, higher material costs, plant inefficiencies and higher interest expense, net of income contributed by acquired businesses. The decline in diluted earnings per share of 19% for the quarter ended December 31, 2008 was more favorable than the decline in net income due to the repurchase of stock during fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2008, the Company had working capital of $121,922,000 and stockholders’ equity of $265,493,000. The increase in accounts receivable from March 31, 2008 primarily reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The decrease in inventories reflects the normal seasonal shipments during the fiscal 2009 shipping season. The decrease in assets held for sale was attributable to the sale of a manufacturing facility and a distribution facility in the third quarter of fiscal 2009. The increase in property, plant and equipment, net was primarily due to costs incurred for the enterprise resource planning system integration project announced in October 2007. The increase in goodwill and intangibles, net was due to the acquisition of the Hampshire Paper business as more fully described in Note 4. The increase in other current liabilities was primarily due to higher accounts payable and increased accruals for income taxes, sales commissions and royalties, partially offset by lower accrued employee benefits. The increase in stockholders’ equity was primarily attributable to year-to-date net income, partially offset by treasury share repurchases and payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. As further described in Note 7, seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $10,000,000 of 4.48% senior notes due in December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2008, there was $10,000,000 of borrowings outstanding related to the senior notes and $67,400,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has less than $500,000 of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2008, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$4,523	—	—	—	$4,523
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and guarantee the funding of obligations to certain vendors. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.
As of December 31, 2008, the Company is committed to purchase approximately $1,200,000 of certain paper raw material products from a vendor over a one year term. The Company believes the minimum product purchases under this agreement are well within the Company’s annual product requirements.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 700 employees as of December 31, 2008, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.

ACCOUNTING PRONOUNCEMENTS
See Note 9 to the Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to expected future costs of the Company’s restructuring plan involving the closure of its facilities in Elysburg, Pennsylvania and Troy, Pennsylvania; continued use of acquisitions to stimulate further growth; the expected future impact of legal proceedings and changes in accounting principles; and the anticipated effects of measures taken by the Company to respond to cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the restructuring plan to close the Company’s facilities in Elysburg, Pennsylvania and Troy, Pennsylvania, including the risk that the restructuring related savings may be less than and/or costs may exceed the presently expected amounts and the risk that the closures will adversely affect the Company’s ability to fulfill its customers orders on time; risks associated with the Company’s enterprise resource planning systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2008 have not materially changed from March 31, 2008 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On November 21, 2008, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director pursuant to CSS’ 1995 Stock Option Plan for Non-Employee Directors (the “1995 Plan”). The aggregate purchase price for these 6,000 shares of CSS common stock was $118,260, which was paid in cash.
On November 30, 2008, CSS issued options to purchase 24,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”). The 2006 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2006 to 2010. In accordance with the automatic grant provisions of the 2006 Plan, each of the options granted on November 30, 2008: (i) has an exercise price of $22.80 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2006 Plan, and none was received.
The options granted pursuant to the 1995 Plan and the 2006 Plan were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the shares of CSS common stock issued upon exercise of the aforementioned options issued under the 1995 Plan were not registered under the Securities Act. CSS believes that the issuance of the options, and the issuance of the aforementioned shares of CSS common stock in connection with the exercise of options, was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about CSS. CSS did not engage an underwriter in connection with the foregoing stock option grants and stock issuances.
Share Repurchase Program
A total of 321,400 shares were repurchased at an average price of $22.52 in the third quarter of fiscal 2009. As of December 31, 2008, there remained an outstanding authorization to repurchase 313,000 shares of outstanding CSS common stock as represented in the table below.

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
	Purchased (1)	Paid Per Share	Announced Program (2)	the Program (2)

October 1 through October 31, 2008	152,000	$22.85	152,000	482,400
November 1 through November 30, 2008	77,400	21.90	77,400	405,000
December 1 through December 31, 2008	92,000	21.53	92,000	313,000

Total Third Quarter	321,400	$22.52	321,400	313,000

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
On May 29, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock (the “Repurchase Program”). As of October 23, 2008, the Company had repurchased the available shares remaining under the Repurchase Program and on that date the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company’s common stock. As of December 31, 2008, the Company repurchased an aggregate of 687,000 shares pursuant to these Repurchase Programs. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

Exhibit 10.1
Second Amended and Restated Loan Agreement dated November 21, 2008 among CSS Industries, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

Exhibit 10.2	Sixth Amendment to Receivables Purchase Agreement dated November 21, 2008.

Exhibit 10.3	Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan.

Exhibit 10.4	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (Amended and Restated as of December 29, 2008).

Exhibit 10.5	Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009).

Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)
Date: February 5, 2009	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: February 5, 2009	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 10.2	Sixth Amendment to Receivables Purchase Agreement dated November 21, 2008.

Exhibit 10.3	Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan.

Exhibit 10.4	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (Amended and Restated as of December 29, 2008).

Exhibit 10.5	Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009).

Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.