Form 10-K
period 2009-03-31
CSS INDUSTRIES INC
filed 2009-06-02
CIK 20629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant is $215,116,284. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2008, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2009 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 21, 2009, there were outstanding 9,605,331 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

INDEX

PART I

Item 1.	Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, gift card holders, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in thirteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). The C.R. Gibson business was acquired on December 3, 2007.

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2009 refers to the year ended March 31, 2009.

In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. In fiscal 2009, the Company initiated the consolidation of its accounts receivable, accounts payable and payroll functions into a combined back office operation.

In fiscal 2009, CSS completed acquisitions of several businesses that are complementary to its existing businesses. On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iotatm (“iota”). iota is a leading designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals and stationery kits. On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) which is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone L.C. (“Seastone”) which is a provider of specialty gift card holders.

The Company’s goal is to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

Principal Products   CSS designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, gift boxes, gift card holders, boxed greeting cards, gift tags, decorative tissue paper, decorations and decorative ribbons and bows. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets all occasion boxed greeting cards, gift wrap, gift bags, gift boxes, gift card holders, decorative and waxed tissue, decorative ribbons and bows, decorative films and foils, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, floral accessories and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores.

Key brands include Paper Magic®, Berwick®, Offray®, Cleo®, C.R. Gibson®, Crystal®, Lion Ribbon Company®, Markings®, Creative Papers®, Tapestry®, Seastone®, Dudley’s®, Don Post Studios®, Eureka®, Learning Playground® and iota®.

CSS operates thirteen manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama, Tennessee and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•	Boxed greeting cards are produced by Asian manufacturers to our specifications. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Gift tags and classroom exchange Valentine products are domestically manufactured or imported from Asian manufacturers. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Domestically distributed products are warehoused in a facility in Pennsylvania.

•	Halloween make-up and Easter egg dye products are manufactured in Asia to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Ribbons and bows are primarily manufactured and warehoused in seven facilities located in Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or sourced from Mexico and Asia. Domestic woven products are either narrow woven or converted from bulk rolls of wide width textiles.

•	Gift wrap is primarily manufactured in one facility in Memphis, Tennessee. Manufacturing includes web printing, finishing, rewinding and packaging. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis. A small portion of gift wrap products are imported from Asia.

•	Memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Florence, Alabama.

•	Floral accessories, including pot covers, foil, waxed tissue, shred aisle runners, corsage bags and other paper and film products, are manufactured in a facility located in Milford, New Hampshire. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a separate location near the manufacturing facility.

Other products including, but not limited to, decorative tissue paper, gift bags, gift boxes, gift card holders, decorations and school products are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2009 fiscal year, CSS experienced no material difficulties in obtaining raw materials from suppliers.

Intellectual Property Rights   CSS has a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with its products. Substantially all of its designs and artwork are protected by copyright. Intellectual property license rights which CSS has obtained are viewed as especially important to the success of its classroom exchange Valentines and juvenile gift wrap. It is CSS’ view that its operations are not dependent upon any individual patent, tradename, trademark, copyright or intellectual property license. The collective value of CSS’ intellectual property is viewed as substantial and CSS seeks to protect its rights in all patents, copyrights, tradenames, trademarks and intellectual property licenses.

Sales and Marketing   Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta, Las Vegas and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 10% of total net sales, respectively, during fiscal 2009. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2009. Approximately 63% of the Company’s sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder attributable to all occasion products. Approximately 50% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and card shop channel, as well as by C.R. Gibson’s sales representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.

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

Competition   CSS’ principal competitor in Christmas products is American Greetings Corporation. Image Arts, Inc., a subsidiary of Hallmark Cards, Incorporated (“Hallmark”), is also a competitor in the boxed greeting card business. CSS competes, to a limited extent, with other product offerings of Hallmark and American Greetings Corporation. These competitors are larger and have greater resources than the Company. In addition, CSS also competes with various domestic and foreign companies in each of its other product offerings.

CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on category knowledge, timely delivery, creative design, price and, with respect to seasonal products, the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS’ focus on products combined with consistent service levels allows it to compete effectively in its core markets.

Employees

At May 21, 2009, approximately 2,100 persons were employed by CSS (increasing to approximately 3,000 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 700 employees as of May 21, 2009, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.

The Company believes that relationships with its employees are good.

SEC Filings

The Company’s Internet address is www.cssindustries.com. Through its website, the following filings are made available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Approximately 63% of our sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder being attributable to all occasion products. Approximately 50% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

A few of our customers are material to our business and operations. Our sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 10% of our sales, respectively, during our 2009 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2009. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 60% of our sales in our 2009 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

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

For a large portion of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags, gift boxes, gift card holders, decorative tissue paper, classroom exchange Valentines, craft and educational products, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 53% of our sales in fiscal 2009 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays, difficulties in maintaining and monitoring quality control, enforceability of agreed upon contract terms, compliance with foreign laws and regulations, costs relating to the imposition or retrospective application of duties on imported products, economic or political instability, international public health issues, and restrictions on the repatriation of profits and assets.

Increased overseas sourcing by our competitors and our customers may reduce our market share and profit margins, adversely affecting our business, results of operations and financial condition.

We have relatively high market share in many of our seasonal product categories. Most of our product markets have shown little or no growth, and some of our product markets have declined, in recent years, and we continue to confront significant cost pressure as our competitors source certain products from overseas and certain customers increase direct sourcing from overseas factories. Increased overseas sourcing by our competitors and certain customers may result in a reduction of our market share and profit margins, adversely affecting our business, results of operations and financial condition.

Difficulties encountered by our key customers may cause them to reduce their purchases from us and/or increase our exposure to losses from bad debts, and adversely affect our business, results of operations and financial condition.

Many of our largest customers are national and regional retail chains. The retail channel in the United States has experienced significant shifts in market share among competitors in recent years. In addition, leveraged buyouts of certain large retailers in recent years have left these companies with significant levels of debt. Furthermore, the current economic slowdown, including reduced consumer spending and increased difficulty and costs associated with obtaining the financing and capital needed by retailers to operate their businesses, has adversely affected retailers in general, including our key customers. A continuation or worsening of the current economic slowdown, or even an uncertain economic outlook, could further adversely affect our key customers. Our business, results of operations and financial condition may be adversely affected if, as a result of these factors, our customers file for bankruptcy protection and/or cease doing business, significantly reduce the number of stores they operate, significantly reduce their purchases from us, do not pay us for their purchases, or if their payments to us are delayed because of bankruptcy or other factors beyond our control.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war, fuel prices, consumer demand for our products based upon, among other things, consumer trends and the availability of alternative products, and consumer confidence in future economic conditions. The current economic slowdown, in addition to adversely affecting our customers, has adversely affected consumer spending on discretionary items, including our products, which, in turn, has adversely affected our business, results of operations and financial condition. A continuation or worsening of the current economic slowdown, or even an uncertain economic outlook, could further adversely affect consumer spending on discretionary items, including our products, which, in turn, could further adversely affect our business, results of operations and financial condition. We also routinely utilize new artwork, designs or licensed intellectual property in connection with our products, and our inability to design, select or procure consumer-desired artwork, designs or licensed intellectual property could adversely affect the demand for our products, which could adversely affect our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected if we are unable to compete successfully against our competitors.

Our success depends in part on our ability to compete against our competitors in our highly competitive markets. Our competitors, including large domestic corporations, such as Hallmark and American Greetings Corporation, foreign manufacturers who market directly to our customer base, importers of products produced overseas and small privately owned businesses, may be able to offer similar products with more favorable pricing and/or terms of sale or may be able to provide products that more readily meet customer requirements or consumer preferences. Our inability to successfully compete against our competitors could adversely affect our business, results of operations and financial condition.

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

Approximately 700 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland and at our gift wrap facilities in Memphis, Tennessee are represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2009. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee will expire on December 31, 2010. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

Our acquisition strategy involves risks, and difficulties in integrating potential acquisitions may adversely affect our business, results of operations and financial condition.

We regularly evaluate potential acquisition opportunities to support, strengthen and grow our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.

Our inability to protect our intellectual property rights, or infringement claims asserted against us by others, may adversely affect our business, results of operations and financial condition.

We have a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with our products. While our operations are not dependent upon any individual copyright, patent, tradename, trademark or intellectual property license, we believe that the collective value of our intellectual property is substantial. We rely upon copyright and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If our proprietary rights were infringed, our business could be adversely affected. In addition, our activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation if we are forced to defend these claims. If we are unsuccessful in defending such claims, our business, results of operations and financial condition could be adversely affected.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to labor and employment, product safety, including regulations enforced by the United States Consumer Products Safety Commission, import and export activities, taxes, chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the affect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. A failure to comply with applicable laws and regulations, or concerns about product safety, also may lead to a recall or post-manufacture repair of selected products. There is risk that any claims or liabilities, including product liability claims, relating to such noncompliance may exceed, or fall outside the scope of, our insurance coverage. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have an adverse effect on our business, results of operations and financial condition.

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

Our business, results of operations and financial condition may be adversely affected by our ability to successfully implement our enterprise resource planning systems standardization project.

We are in the process of standardizing our enterprise resource planning systems, master data and business processes across all of our businesses. We believe that this project, which is expected to be implemented in phases over a multiple year period, will provide a sound, cost effective foundation for our future growth, as well as provide the systems and business process infrastructure for future acquisitions and operating efficiencies. Such an implementation carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful in implementing new systems or any new system may not perform as expected. Our inability to successfully implement this project could adversely affect our business, results of operations and financial condition.

We are subject to a number of restrictive covenants under our borrowing and accounts receivable securitization financing arrangements, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.

Our borrowing arrangements contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures, dividends and other distributions on our capital stock, and engaging in mergers, acquisitions, asset sales and repurchases of our capital stock. Under such arrangements, we are also subject to customary financial covenants, including covenants requiring us to maintain our capital expenditures and leverage ratio below certain maximum levels and to keep our fixed charge coverage ratio and consolidated net worth at or above certain minimum levels. Under our accounts receivable securitization facility, our accounts receivable “pool” that forms the basis for the funding provided by this facility is required to comply with covenants setting maximum permissible levels for default, dilution and delinquency ratios for the receivables pool as a whole, and setting a maximum permissible level for the “current days sales outstanding” for a portion of the receivables pool. Compliance with the financial covenants contained in our borrowing arrangements is based on financial measures derived from our operating results, and compliance with the financial covenants under our accounts receivable securitization facility is based on the performance of our accounts receivable pool forming the basis for funding under that facility.

If our business, results of operations or financial condition or our accounts receivable pool forming the basis for funding under our accounts receivable securitization facility is adversely affected by one or more of the risk factors described above, or other factors described in this annual report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under our borrowing arrangements and the providers of funds under our accounts receivable securitization facility could stop advancing funds to us under these arrangements and/or demand immediate payment of amounts outstanding under such arrangements. Under such circumstances, we would need to seek alternate financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital, and in our ability to make acquisitions and to pay dividends. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under our borrowing arrangements and accounts receivable securitization facility.

If our business, results of operations or financial condition is adversely affected as a result of any of the risk factors described above or elsewhere in this annual report on Form 10-K or our other SEC filings, we may be required to incur financial charges, such as goodwill impairment charges, which may, in turn, have a further adverse affect on our results of operations and financial condition.

If our business, results of operations or financial condition are adversely affected by one or more circumstances, such as any one or more of the risk factors above or other factors described in this annual report on Form 10-K and elsewhere in our SEC filings, we then may be required under applicable accounting rules to incur charges associated with reducing the carrying value on our financial statements of certain assets, such as goodwill. If we are required to incur such charges, our results of operations and financial condition may be further adversely affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

		Approximate Square Feet
Location	Use	Owned	Leased

Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	547,000
Memphis, TN	Manufacturing and distribution	—	1,006,000
Memphis, TN	Distribution	—	404,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hartwell, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Florence, AL	Distribution	—	180,000
Milford, NH	Manufacturing	—	56,000
Milford, NH	Distribution	—	61,000

Total		1,305,000	2,354,000

The Company also owns a former manufacturing facility aggregating approximately 253,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating approximately 177,000 square feet for various marketing and administrative purposes, including approximately 21,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

The Company is the lessee of approximately 14,000 square feet of space (which was used in former operations), portions of which have been subleased by the Company, as sublessor, to various sublessees. The Company also owns a distribution facility (approximately 135,000 square feet) and administrative office space of approximately 6,000 square feet which has been leased to a third party.

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

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2009 and fiscal 2008.

			Dividends
Fiscal 2009	High	Low	Declared

First Quarter	$36.83	$23.71	$.15
Second Quarter	30.83	23.30	.15
Third Quarter	25.98	15.15	.15
Fourth Quarter	18.94	10.02	.15

			Dividends
Fiscal 2008	High	Low	Declared

First Quarter	$42.29	$35.18	$.14
Second Quarter	42.48	29.23	.14
Third Quarter	42.16	35.00	.14
Fourth Quarter	38.40	27.47	.14

At May 21, 2009, there were approximately 1,740 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2004 through March 31, 2009, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) two peer groups, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer groups on April 1, 2004 and reinvestment of all dividends).

The peer group utilized consists of American Greetings Corporation, Blyth, Inc., Russ Berrie and Company, Inc., JAKKS Pacific, Inc. and Lifetime Brands, Inc. (the “Peer Group”). The Peer Group selected by the Company was revised this year to exclude Lenox Group Inc. because it no longer is a publicly-traded company, and to include Lifetime Brands, Inc. The Company selected this group as its Peer Group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this Peer Group will be flawed, because the businesses of the Peer Group companies are in large part different from the Company’s business. In this regard, the Company competes with only certain smaller product lines of American Greetings; Blyth is principally focused on fragranced candle products and related candle accessories, competing only with some of the Company’s products; Lifetime Brands is principally focused on food preparation, tabletop and home décor, competing only with some of the Company’s products; and the other companies principally sell toy and/or juvenile products. The peer group previously used by the Company, which consisted of American Greetings Corporation, Blyth, Inc., Lenox Group Inc., Russ Berrie and Company, Inc. and JAKKS Pacific, Inc. (the “Old Peer Group”), is shown in the chart above for comparative purposes.

Item 6.	Selected Financial Data.

	Years Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$482,424	$498,253	$530,686	$525,494	$536,362
Income before income taxes	25,890	38,833	36,804	32,716	47,118
Net income	16,986	25,358	23,889	21,841	30,692
Net income per common share:
Basic	$1.71	$2.36	$2.25	$2.08	$2.58

Diluted	$1.70	$2.31	$2.19	$2.00	$2.45

Balance Sheet Data:
Working capital	$114,371	$136,000	$188,309	$161,482	$151,878
Total assets	322,259	345,041	343,070	334,149	333,906
Current portion of long-term debt	10,479	10,246	10,195	10,169	10,442
Long-term debt	485	10,192	20,392	30,518	40,000
Stockholders’ equity	259,254	262,353	261,110	232,510	216,489
Cash dividends declared per common share	$.60	$.56	$.48	$.48	$.40

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Approximately 63% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, gift tissue and gift bag lines. In addition, many of our mass market customers reduced purchases for Christmas 2008 due to poor sales of seasonal products at store level in the prior calendar year. Both seasonal and all occasion sales declines were further exacerbated as the current economic downturn deepened in the fall of calendar 2008.

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it has strengthened its core Christmas product offerings for the upcoming 2009 Christmas selling season with new and innovative designs and licenses. In addition, we are pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last five fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. In fiscal 2009, the Company initiated the consolidation of its accounts receivable, accounts payable and payroll functions into a combined back office operation.

The Company’s all occasion craft, gift card holder, stationery and memory product lines have higher inherent growth potential due to higher market growth rate. Further, the Company’s all occasion craft, gift card holder, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.

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

On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone for $1,139,000 in cash. The purchase price is subject to adjustment, equal to 5% of net sales of certain products sold, through fiscal 2014. Seastone is a provider of specialty gift card holders. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper for approximately $9,725,000 in cash, including transaction costs of approximately $49,000. Hampshire Paper is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible and identifiable intangible assets acquired of $897,000 was recorded as goodwill.

On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iota for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a leading designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals, and stationery kits. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, which is a designer, marketer and distributor of memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. In consideration, the Company paid approximately $73,847,000 in cash, including transaction costs of approximately $200,000. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill.

Litigation

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Consolidated net sales for fiscal 2009 decreased 3% to $482,424,000 from $498,253,000 in fiscal 2008. Excluding net sales of businesses acquired over the last two fiscal years, sales declined 12%. Our fiscal 2009 Christmas business was negatively impacted by reduced sales of Christmas gift wrap, gift bags and decorative tissue paper and generally reduced purchases by many of our retailer customers in response to poor retail sales during the calendar 2007 Christmas (fiscal 2008) selling season. The weakening economy in the second half of fiscal 2009 further impacted our sales of all occasion and Christmas products, as some of our customers canceled or delayed purchases and, in certain cases, returned products in the face of the poor retail environment.

Cost of sales, as a percentage of net sales, increased to 74% in fiscal 2009 from 72% in fiscal 2008. The increase in the percentage of cost of goods sold to net sales is primarily due to increased material costs and increased fixed manufacturing overhead costs per unit due to reduced production volume.

Selling, general and administrative (“SG&A”) expenses of $96,723,000 in fiscal 2009 remained relatively unchanged from $96,703,000 in fiscal 2008. SG&A expenses, as a percentage of net sales, increased to 20% in fiscal 2009 from 19% in fiscal 2008. The increase, as a percentage of net sales, is primarily due to a full year of C.R. Gibson activity and the lower sales base in fiscal 2009. C.R. Gibson, acquired on December 3, 2007, maintains a higher level of SG&A expenses, relative to its sales, than our other businesses. Partially offsetting this increase was lower incentive compensation expense compared to the prior year.

Restructuring expenses were $1,138,000 in fiscal 2009 and $1,717,000 in fiscal 2008. The decline in restructuring expenses represents lower costs recorded in fiscal 2009 compared to fiscal 2008 related to the closure of two production facilities and a distribution center and a net gain of $761,000 recorded in fiscal 2009 related to the sale of two buildings that were previously classified as available for sale. Partially offsetting this decline were severance costs recorded in fiscal 2009 associated with permanent workforce reductions and the consolidation of certain back office operations.

Interest expense, net increased to $2,551,000 in fiscal 2009 from $974,000 in fiscal 2008. The increase in interest expense, net was primarily due to higher average borrowing levels primarily as a result of acquisitions and stock repurchases during fiscal 2009 compared to the prior year. The impact of higher average borrowings was partially offset by a lower average interest rate compared to the prior year.

Income before income taxes was $25,890,000, or 5% of sales, in fiscal 2009 and $38,833,000, or 8% of sales, in fiscal 2008.

Income taxes, as a percentage of income before taxes, were 34% in fiscal 2009 and 35% in fiscal 2008. The decrease in fiscal 2009 was primarily due to the reduction of tax reserves, partially offset by a reduction in tax exempt interest income and higher state taxes.

Net income for the year ended March 31, 2009 decreased 33% to $16,986,000 from $25,358,000 in fiscal 2008. The decrease in net income was primarily attributable to reduced sales volume, higher material costs, plant inefficiencies resulting from lower production volume and higher interest expense, partially offset by lower incentive compensation.

Fiscal 2008 Compared to Fiscal 2007

Consolidated net sales for fiscal 2008 decreased 6% to $498,253,000 from $530,686,000 in fiscal 2007. The decrease in net sales was primarily due to lower sales of products sold to warehouse clubs and lower sales of Christmas gift wrap, decorative tissue paper and gift bags and educational products. These sales reductions were partially offset by C.R. Gibson sales since its acquisition on December 3, 2007. Excluding sales from C.R. Gibson, net sales declined 9% from prior year.

Cost of sales, as a percentage of net sales, decreased to 72% in fiscal 2008 from 74% in fiscal 2007. The decrease in cost of sales was primarily due to improved efficiencies in the gift wrap, gift bag and tissue product lines resulting from the restructuring program announced in November 2006.

SG&A expenses, as a percentage of net sales, increased to 19% in fiscal 2008 from 18% in fiscal 2007. The increase in SG&A expenses, as a percentage of net sales, is primarily attributable to the mix of expenses compared to the prior year resulting from the acquisition of the C.R. Gibson business on December 3, 2007.

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

Income before income taxes was $38,833,000, or 8% of net sales, in fiscal 2008 and $36,804,000, or 7% of net sales, in fiscal 2007.

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

Liquidity and Capital Resources

At March 31, 2009, the Company had working capital of $114,371,000 and stockholders’ equity of $259,254,000. The increase in accounts receivable, net of reserves, to $43,741,000 at March 31, 2009 from $39,144,000 at March 31, 2008 was primarily the result of receivables of businesses acquired in fiscal 2009. Inventories decreased to $99,971,000 from $105,532,000 primarily due to reduced inventories of raw paper at Cleo. Raw paper inventories at the end of fiscal 2008 were higher than normal as Cleo purchased a higher volume of paper in anticipation of scheduled price increases from vendors. Partially offsetting this decline were inventories of newly acquired businesses and increased all occasion products due to slowing sales in the second half of fiscal 2009. We expect that all occasion inventories will return to normal levels in the first half of fiscal 2010. The decrease in assets held for sale was attributable to the sale of a manufacturing facility and a distribution facility in the third quarter of fiscal 2009. Capital expenditures increased to $14,143,000 in fiscal 2009 from $8,330,000 in fiscal 2008 primarily due to the enterprise resource planning (“ERP”) system integration project announced in October 2007. The increase in goodwill and intangible assets, net was primarily attributable to the acquisition of Hampshire Paper and Seastone, as more fully described in Note 2 to the consolidated financial statements. Accounts payable decreased to $14,332,000 from $18,275,000 primarily as a result of reduced inventory purchases in response to lower demand for our products in the second half of fiscal 2009. The decrease in accrued payroll and other compensation to $5,677,000 at March 31, 2009 from $11,526,000 at March 31, 2008 was due to lower incentive compensation and employee benefits in fiscal 2009 compared to the prior year. Accrued other expenses decreased to $9,317,000 from $13,586,000 primarily due to the absence of a $2,700,000 purchase price obligation related to the acquisition of C.R. Gibson which was included in accrued other expenses as of March 31, 2008 and was paid in the first quarter of fiscal 2009. The decrease in stockholders’ equity from $262,353,000 at March 31, 2008 to $259,254,000 at March 31, 2009 was primarily due to repurchases of our common stock under our stock repurchase program and payments of cash dividends, partially offset by the current year net income.

Under stock repurchase programs previously authorized by the Company’s Board of Directors, the Company repurchased 687,000 shares of the Company’s common stock for $16,687,000 in fiscal 2009 and 747,424 shares of the Company’s common stock for $25,449,000 in fiscal 2008. As of March 31, 2009, the Company had 313,000 shares remaining available for repurchase under the Board’s authorization.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal, with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to

Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $10,000,000 of 4.48% senior notes due in December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At March 31, 2009, the Company’s borrowings consisted of $10,000,000 outstanding under the senior notes and $4,150,000 outstanding under the Company’s short-term credit facilities. For information concerning these credit facilities, see Note 9 to the consolidated financial statements. In addition, the Company had approximately $864,000 of capital leases outstanding at March 31, 2009.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2009, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Short-term debt	$4,150	$—	$—	$—	$4,150
Note payable to seller	50	50	—	—	100
Capital lease obligations	429	435	—	—	864
Operating leases	8,606	7,618	1,549	421	18,194
Long-term debt(1)	10,314	—	—	—	10,314
Other long-term obligations(2)	—	427	300	2,068	2,795
Purchase obligation(3)	1,200	—	—	—	1,200

	$24,749	$8,530	$1,849	$2,489	$37,617

(1)	Interest on long-term debt is based on amounts outstanding and on the fixed interest rate of 4.48%.

(2)	Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations is estimated by management.

(3)	The Company is committed to purchase approximately $1,200,000 of certain paper raw material products from a vendor over a one year term. The Company believes the minimum product purchases under this agreement are well within the Company’s annual product requirements.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 8 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.

As of March 31, 2009, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letter of credit	$4,100	$—	$—	$—	$4,100

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees or other similar arrangements with any third parties or related parties other than its subsidiaries.

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

Revenue

Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. In limited cases, the Company may provide the right to return product as part of its customer programs with certain customers. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales, and the related reserves are shown as a reduction of accounts receivable, except for reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. While some customers are granted return rights as part of their sales program, customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company is generally not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company endeavors to mitigate its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when warranted in management’s judgment and available on terms that management deems appropriate. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

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

Goodwill

Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The Company performs its required annual assessment as of the fiscal year end. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit.

The Company then corroborates the reasonableness of the total fair value of the reporting units by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization adjusted to include an estimated control premium. The estimated control premium is derived from reviewing observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization is calculated using the relevant shares outstanding at the testing date and an average closing stock price which considers volatility around the test date. The exercise of reconciling the market capitalization to the computed fair value further supports the Company’s conclusion on the fair value. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.

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

Share-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment,” using the modified prospective transition method and began accounting for its share-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility and the expected option life.

The Company uses the Black-Scholes option valuation model to value employee stock options. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting.

Accounting Pronouncements

See Note 14 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions to stimulate further growth; the expected future impact of legal proceedings and changes in accounting principles; the anticipated effects of measures taken by the Company to respond to cost and price pressures; the expected reduction of inventory levels; strengthened product lines and new product initiatives; and the Company’s anticipation that quarterly cash dividends will continue to be paid in the future. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s ERP systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed on the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit, a change in either the lender’s base rate or the London Interbank Offered Rate (LIBOR) would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings under these credit facilities of $50,372,000 for the year ended March 31, 2009, a 1% increase or decrease in floating interest rates would have increased or decreased annual interest expense by approximately $504,000. Based on an average cash balance of $8,597,000 for the year ended March 31, 2009, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $86,000.

Foreign Currency Risk

Approximately 3% of the Company’s sales in fiscal 2009 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8.	Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, effective April 1, 2007, CSS Industries, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in note 14 to the consolidated financial statements, effective April 1, 2008, CSS Industries, Inc. adopted EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

June 1, 2009
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,179	$28,109
Accounts receivable, net of allowances of $5,166 and $5,291	43,741	39,144
Inventories	99,971	105,532
Deferred income taxes	5,758	7,276
Assets held for sale	1,363	3,590
Other current assets	15,295	16,242

Total current assets	168,307	199,893

NET PROPERTY, PLANT AND EQUIPMENT	54,942	50,632

OTHER ASSETS
Goodwill	49,258	48,361
Intangible assets, net of accumulated amortization of $2,383 and $925	45,649	42,454
Other	4,103	3,701

Total other assets	99,010	94,516

Total assets	$322,259	$345,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$4,150	$—
Current portion of long-term debt	10,479	10,246
Accounts payable	14,332	18,275
Accrued income taxes	72	822
Accrued payroll and other compensation	5,677	11,526
Accrued customer programs	9,909	9,438
Accrued other expenses	9,317	13,586

Total current liabilities	53,936	63,893

LONG-TERM DEBT, NET OF CURRENT PORTION	485	10,192

OTHER LONG-TERM OBLIGATIONS	4,376	6,121

DEFERRED INCOME TAXES	4,208	2,482

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2009 and 2008	1,470	1,470
Additional paid-in capital	46,813	44,150
Retained earnings	352,674	342,688
Accumulated other comprehensive loss, net of tax	(81)	(90)
Common stock in treasury, 5,097,753 and 4,437,325 shares, at cost	(141,622)	(125,865)

Total stockholders’ equity	259,254	262,353

Total liabilities and stockholders’ equity	$322,259	$345,041

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)

NET SALES	$482,424	$498,253	$530,686

COSTS AND EXPENSES
Cost of sales	356,115	360,708	394,045
Selling, general and administrative expenses	96,723	96,703	96,125
Restructuring expenses, net	1,138	1,717	2,327
Interest expense, net of interest income of $137, $1,163 and $1,295	2,551	974	2,285
Other expense (income), net	7	(682)	(900)

	456,534	459,420	493,882

INCOME BEFORE INCOME TAXES	25,890	38,833	36,804
INCOME TAX PROVISION	8,904	13,475	12,915

NET INCOME	$16,986	$25,358	$23,889

NET INCOME PER COMMON SHARE
Basic	$1.71	$2.36	$2.25

Diluted	$1.70	$2.31	$2.19

COMPREHENSIVE INCOME
Net income	$16,986	$25,358	$23,889
Foreign currency translation adjustment	3	2	1
Postretirement medical plan, net of tax	6	(91)	—

Comprehensive income	$16,995	$25,269	$23,890

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net income	$16,986	$25,358	$23,889
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,195	13,218	14,335
Provision for doubtful accounts	525	5	26
Asset impairments	—	1,222	422
Deferred tax provision (benefit)	3,244	2,622	(3,621)
Gain on sale or disposal of assets	(925)	(386)	(418)
Share-based compensation expense	2,632	2,830	2,825
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(4,012)	9,204	(1,613)
Decrease (increase) in inventories	9,127	(10,737)	21,632
Decrease (increase) in other assets	537	(1,274)	4,575
Decrease in accounts payable	(3,943)	(196)	(2,282)
(Decrease) increase in accrued income taxes	(1,968)	3,493	(3,466)
Decrease in accrued expenses and other long-term obligations	(7,477)	(3,665)	(957)

Net cash provided by operating activities	27,921	41,694	55,347

Cash flows from investing activities:
Purchase of businesses, net of cash received of $2 in 2008	(11,164)	(71,145)	—
Final payment of purchase price for a business previously acquired	(2,700)	—	—
Purchase of property, plant and equipment	(14,143)	(8,330)	(5,289)
Proceeds from sale of assets	3,227	3,092	732

Net cash used for investing activities	(24,780)	(76,383)	(4,557)

Cash flows from financing activities:
Payments on long-term debt obligations	(10,417)	(10,149)	(10,241)
Borrowings on notes payable	545,385	186,900	172,360
Payments on notes payable	(541,235)	(186,900)	(172,360)
Payment of financing transaction costs	(621)	—	—
Dividends paid	(5,939)	(5,983)	(5,100)
Purchase of treasury stock	(16,687)	(25,449)	(323)
Proceeds from exercise of stock options	435	3,936	5,486
Tax benefit realized for stock options exercised	5	350	1,822

Net cash used for financing activities	(29,074)	(37,295)	(8,356)

Effect of exchange rate changes on cash and cash equivalents	3	2	1

Net (decrease) increase in cash and cash equivalents	(25,930)	(71,982)	42,435
Cash and cash equivalents at beginning of period	28,109	100,091	57,656

Cash and cash equivalents at end of period	$2,179	$28,109	$100,091

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
	(In thousands, except share and per share amounts)

BALANCE, APRIL 1, 2006	—	$—	14,703,084	$1,470	$36,033	$313,879	$(2)	(4,216,584)	$(118,870)	$232,510
Tax benefit associated with exercise of stock options	—	—	—	—	1,822	—	—	—	—	1,822
Share-based compensation expense	—	—	—	—	2,825	—	—	—	—	2,825
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(7,422)	—	368,813	12,908	5,486
Increase in treasury shares	—	—	—	—	—	—	—	(9,800)	(323)	(323)
Foreign currency translation adjustment	—	—	—	—	—	—	1	—	—	1
Cash dividends ($.48 per common share)	—	—	—	—	—	(5,100)	—	—	—	(5,100)
Net income	—	—	—	—	—	23,889	—	—	—	23,889

BALANCE, MARCH 31, 2007	—	—	14,703,084	1,470	40,680	325,246	(1)	(3,857,571)	(106,285)	261,110
Tax benefit associated with exercise of stock options	—	—	—	—	640	—	—	—	—	640
Share-based compensation expense	—	—	—	—	2,830	—	—	—	—	2,830
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,933)	—	167,670	5,869	3,936
Increase in treasury shares	—	—	—	—	—	—	—	(747,424)	(25,449)	(25,449)
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Cash dividends ($.56 per common share)	—	—	—	—	—	(5,983)	—	—	—	(5,983)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(91)	—	—	(91)
Net income	—	—	—	—	—	25,358	—	—	—	25,358

BALANCE, MARCH 31, 2008	—	—	14,703,084	$1,470	44,150	342,688	(90)	(4,437,325)	(125,865)	262,353
Cumulative effect of adoption of EITF 06-10	—	—	—	—	—	(566)	—	—	—	(566)
Tax benefit associated with exercise of stock options	—	—	—	—	31	—	—	—	—	31
Share-based compensation expense	—	—	—	—	2,632	—	—	—	—	2,632
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(495)	—	26,572	930	435
Increase in treasury shares	—	—	—	—	—	—	—	(687,000)	(16,687)	(16,687)
Foreign currency translation adjustment	—	—	—	—	—	—	3	—	—	3
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,939)	—	—	—	(5,939)
Postretirement medical plan, net of tax	—	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	16,986	—	—	—	16,986

BALANCE, MARCH 31, 2009	—	$—	14,703,084	$1,470	$46,813	$352,674	$(81)	(5,097,753)	$(141,622)	$259,254

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, gift card holders, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in thirteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities.

The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). The C.R. Gibson business was acquired on December 3, 2007. In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. In fiscal 2009, the Company initiated the consolidation of its accounts receivable, accounts payable and payroll functions into a combined back office operation. Approximately 700 of its 2,100 employees (increasing to approximately 3,000 as seasonal employees are added) are represented by labor unions. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2009.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are required in applying the Company’s accounting policies in many areas. Such estimates pertain to the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible assets, income tax accounting, the valuation of share-based awards and resolution of litigation and other proceedings. Actual results could differ from these estimates.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. With some exceptions, customers do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company generally is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate and available. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customers’ creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

Inventories

The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $711,000 and $838,000 at March 31, 2009 and 2008, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $851,000 and $761,000 at March 31, 2009 and 2008, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2009	2008

Raw material	$17,533	$22,836
Work-in-process	25,437	29,827
Finished goods	57,001	52,869

	$99,971	$105,532

Assets Held for Sale

Assets held for sale in the amount of $1,363,000 at March 31, 2009 represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale. Assets held for sale in the amount of $3,590,000 as of March 31, 2008 also included a former manufacturing facility and a distribution facility which the Company sold in the third quarter of fiscal 2009 resulting in a pre-tax gain of approximately $761,000, which is included in restructuring expenses, net in the accompanying consolidated statements of operations.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2009	2008

Land	$2,608	$2,619
Buildings, leasehold interests and improvements	44,803	42,920
Machinery, equipment and other	149,410	137,296

	196,821	182,835
Less — Accumulated depreciation	(141,879)	(132,203)

Net property, plant and equipment	$54,942	$50,632

During fiscal 2009, the Company corrected certain fiscal 2008 amounts of gross cost of assets and accumulated depreciation. The net effect was to increase gross cost and accumulated depreciation by $6,177,000. There was no net effect on property, plant and equipment.

Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other expense (income), net with the exception of a gain of $761,000 recorded in fiscal 2009 related to the sale of two facilities associated with a restructuring program (see Note 4). Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

The Company leased $853,000 of computer equipment and $122,000 of trucks, net of accumulated amortization of $239,000, under capital leases as of March 31, 2009. As of March 31, 2008, the Company leased $461,000 of computer equipment, net of accumulated amortization of $473,000. The amortization of capitalized assets is included in depreciation expense. Depreciation expense was $10,936,000, $12,604,000 and $14,101,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The Company performs its required annual assessment as of the fiscal year end. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and a terminal value projected for each reporting unit. The income approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit.

The Company then corroborates the reasonableness of the total fair value of the reporting units by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization adjusted to include an estimated control premium. The estimated control premium is derived from reviewing observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization is calculated using the relevant shares outstanding and an average closing stock price which considers volatility around the test date. The exercise of reconciling the market capitalization to the computed fair value further supports the Company’s conclusion on the fair value. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.

Other indefinite lived intangible assets consist primarily of tradenames which are also required to be tested annually. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.

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

In the fourth quarter of fiscal 2009, 2008 and 2007, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets and determined that no impairment existed.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2009 and 2008.

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

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on the technical merits of the position. See Note 8 for further discussion.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. For seasonal products, the Company typically begins to incur product development costs approximately 18 to 20 months before the applicable holiday event and amortizes the costs monthly over the selling season, which is generally within two to four months of the holiday event. Development costs related to all occasion products are incurred within a period beginning six to nine months prior to the applicable sales period and are generally amortized over a six to twelve month selling period. The expense of certain product development costs that are related to the manufacturing process are recorded in cost of sales while the portion that relates to creative and selling efforts are recorded in selling, general and administrative expenses.

Product development costs capitalized as of March 31, 2009 and 2008 were $7,368,000 and $6,316,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $9,809,000, $9,194,000 and $7,887,000 was recognized in the years ended March 31, 2009, 2008 and 2007, respectively.

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

The Company uses the Black-Scholes option valuation model to value employee stock options. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different. The Company recognizes compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting.

Net Income Per Common Share

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2009, 2008 and 2007.

	For the Years Ended March 31,
	2009	2008	2007
	(In thousands, except
	per share amounts)

Numerator:
Net income	$16,986	$25,358	$23,889

Denominator:
Weighted average shares outstanding for basic income per common share	9,909	10,732	10,622
Effect of dilutive stock options	81	261	297

Adjusted weighted average shares outstanding for diluted income per common share	9,990	10,993	10,919

Basic net income per common share	$1.71	$2.36	$2.25

Diluted net income per common share	$1.70	$2.31	$2.19

Options on 1,434,000 shares, 232,000 shares and 58,000 shares of common stock were not included in computing diluted net income per common share for the years ended March 31, 2009, 2008 and 2007, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2009	2008	2007
	(In thousands)

Cash paid during the year for:
Interest	$2,896	$2,413	$3,780

Income taxes	$7,741	$8,445	$17,874

Details of acquisitions:
Fair value of assets acquired	$11,560	$82,442	$—
Liabilities assumed	296	8,595	—

Net assets acquired	11,264	73,847	—
Amount due seller	100	2,700	—

Cash paid	11,164	71,147	—
Less cash acquired	—	2	—

Net cash paid for acquisitions	$11,164	$71,145	$—

(2)	BUSINESS ACQUISITIONS

On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone L.C. (“Seastone”) for $1,139,000 in cash. The purchase price is subject to adjustment, equal to 5% of net sales of certain products sold, through fiscal 2014. Seastone is a provider of specialty gift card holders. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) for approximately $9,725,000 in cash, including transaction costs of approximately $49,000. Hampshire Paper is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. As of March 31, 2009, a portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair market value of the net tangible and identifiable intangible assets acquired of $897,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iotatm (“iota”) for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a leading designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals, and stationery kits. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Currents assets	$5,418
Property, plant and equipment	593
Intangible assets	4,652
Goodwill	897

Total assets acquired	11,560

Current liabilities	205
Other long-term obligations	91

Total liabilities assumed	296

Net assets acquired	$11,264

The financial results of the fiscal 2009 acquisitions are included in the Company’s consolidated results from their respective dates of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions were not deemed material.

On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $73,847,000 in cash, including transaction costs of approximately $200,000. In the first quarter of fiscal 2009, $2,700,000 of the purchase price was paid as settlement of an obligation assumed as contemplated in the Asset Purchase Agreement. C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. At March 31, 2009, a portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$25,470
Property, plant and equipment	963
Intangible assets	38,600
Goodwill	17,409

Total assets acquired	82,442

Current liabilities	8,595

Total liabilities assumed	8,595

Net assets acquired	$73,847

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill and indefinite lived intangible assets for the year ended March 31, 2009 is as follows (in thousands):

		Tradenames
	Goodwill	and Trademarks

Balance as of March 31, 2008	$48,361	$23,790
Acquisition of iota	—	275
Acquisition of Hampshire Paper	897	500
Acquisition of Seastone	—	518

Balance as of March 31, 2009	$49,258	$25,083

The change in the gross carrying amount of other intangible assets, including amortizable trademarks, for the year ended March 31, 2009 is as follows (in thousands):

	Customer
	Relationships	Trademarks	Patents	Non-compete

Balance as of March 31, 2008	$18,957	$103	$29	$500
Acquisition of Hampshire Paper	2,500	300	60	—
Acquisition of Seastone	500	—	—	—

Balance as of March 31, 2009	$21,957	$403	$89	$500

The weighted-average amortization period of customer relationships, trademarks and patents are 7 years, 10 years and 10 years, respectively.

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2009 and 2008 is as follows (in thousands):

	March 31, 2009		March 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$25,083	$—	$23,790	$—
Customer relationships	21,957	1,860	18,957	477
Non-compete	500	367	500	316
Trademarks	403	123	103	103
Patents	89	33	29	29

	$48,032	$2,383	$43,379	$925

Amortization expense was $1,458,000 for fiscal 2009, $474,000 for fiscal 2008 and $94,000 for fiscal 2007. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2010	$1,566
Fiscal 2011	1,566
Fiscal 2012	1,550
Fiscal 2013	1,516
Fiscal 2014	1,505

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	BUSINESS RESTRUCTURING

During fiscal 2009, the Company reduced its workforce to improve efficiency and to a lesser extent as a result of the consolidation of various back office operations among its subsidiaries. Involuntary termination benefits offered to terminated employees were under the Company’s pre-existing severance program. The Company recorded approximately $1,321,000 in employee severance charges during fiscal 2009 and the remaining liability of $1,015,000 is classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2009 and will be paid in fiscal 2010.

On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter ended December 31, 2008, the Company sold two facilities associated with this restructuring program and recognized a gain of $761,000 related to this sale of assets. During fiscal 2009, there was an increase in the restructuring reserve in the amount of $426,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During the year ended March 31, 2009, the Company made payments of $690,000 primarily for costs related to severance. As of March 31, 2009, the remaining liability of $55,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid through the first quarter of fiscal 2010. The Company expects to incur additional period expenses related to this restructuring program of approximately $240,000 during fiscal 2010.

Selected information relating to the fiscal 2008 restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Initial accrual	$355	$273	$628
Cash paid — fiscal 2008	(46)	(263)	(309)

Restructuring reserve as of March 31, 2008	309	10	319
Cash paid — fiscal 2009	(690)	—	(690)
Charges to expense — fiscal 2009	436	(10)	426

Restructuring reserve as of March 31, 2009	$55	$—	$55

(5)	TREASURY STOCK TRANSACTIONS

Under stock repurchase programs authorized by the Company’s Board of Directors, the Company repurchased 687,000 shares of the Company’s common stock for $16,687,000 in fiscal 2009, 747,424 shares of the Company’s common stock for $25,449,000 in fiscal 2008 and 9,800 shares of the Company’s common stock for $323,000 in fiscal 2007. As of March 31, 2009, the Company had 313,000 shares remaining available for repurchase under the Board’s authorization.

(6)	SHARE-BASED PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date or dates on which granted options become exercisable. All options outstanding as of March 31, 2009 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At March 31, 2009, 1,137,700 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are excisable at the rate of 25% per year. At March 31, 2009, 132,000 shares were available for grant under the 2006 Plan.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under that transition method, stock compensation cost recognized in fiscal 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and (c) compensation cost for all share-based payments modified, repurchased, or cancelled subsequent to April 1, 2006. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.

Stock Options

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $2,460,000, $2,830,000 and $2,825,000 in the years ended March 31, 2009, 2008 and 2007, respectively, and the associated future income tax benefit recognized was $843,000, $775,000 and $666,000 in the years ended March 31, 2009, 2008 and 2007, respectively.

The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) were presented as financing cash flows in the consolidated statements of cash flows.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and related information pertaining to stock options for the years ended March 31, 2009, 2008 and 2007 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Options	Price	Contractual Life	Value

Outstanding at April 1, 2006	1,737,606	$24.35
Granted	399,100	30.15
Exercised	(451,600)	17.84
Forfeited/cancelled	(176,996)	32.00

Outstanding at March 31, 2007	1,508,110	26.94
Granted	234,000	34.41
Exercised	(175,245)	24.17
Forfeited/cancelled	(43,775)	29.14

Outstanding at March 31, 2008	1,523,090	28.34
Granted	98,000	24.00
Exercised	(29,622)	18.27
Forfeited/cancelled	(145,270)	28.82

Outstanding at March 31, 2009	1,446,198	$28.20	2.4 years	$201,000

Exercisable at March 31, 2009	991,523	$27.06	2.0 years	$190,000

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

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For The Years Ended March 31,
	2009	2008	2007

Expected dividend yield at time of grant	2.64%	1.64%	1.60%
Expected stock price volatility	38%	30%	25%
Risk-free interest rate	2.96%	4.20%	4.91%
Expected life of option (in years)	4.3	4.3	4.7

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 was $6.77, $9.30 and $7.87 per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was $252,000, $2,512,000 and $6,639,000, respectively.

As of March 31, 2009, there was $2,840,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

Compensation cost related to time-vested RSUs recognized in operating results (included in selling, general and administrative expenses) was $172,000 and the associated future income tax benefit recognized was $60,000 in the year ended March 31, 2009. For the performance-based RSUs that were issued in the first quarter of fiscal 2009,

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there was no compensation cost recognized in the year ended March 31, 2009 as it was subsequently determined in the third quarter of fiscal 2009 that the performance measures associated with these RSUs were improbable of achievement. There were no issuances of RSUs prior to fiscal 2009.

Activity and related information pertaining to RSUs for the year ended March 31, 2009 was as follows:

	Number	Weighted Average	Weighted Average
	of RSUs	Fair Value	Contractual Life

Outstanding at April 1, 2008	—	$—
Granted	58,150	25.70
Exercised	—	—
Forfeited/cancelled	(9,800)	26.02

Outstanding at March 31, 2009	48,350	$25.63	2.8 years

The fair value of each RSU granted was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.

As of March 31, 2009, there was $563,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years.

(7)	RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2009. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2009, 2008 and 2007 was $128,000, $2,884,000 and $2,710,000, respectively.

Postretirement Medical Plan

The Company’s Cleo subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan is unfunded and was frozen to new participants prior to Crystal’s acquisition by the Company.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	2009	2008

Benefit obligation at beginning of year	$1,037	$825
Interest cost	60	48
Actuarial (gain) loss and other adjustments	(7)	212
Benefits paid	(68)	(48)

Benefit obligation recognized in the consolidated balance sheet	$1,022	$1,037

The net loss recognized in other comprehensive income at March 31, 2009 was $85,000, net of tax, and the actuarial loss expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2010 is approximately $3,000.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2009, 2008 and 2007 were a discount rate of 6.25% (6% for 2008 and 2007) and assumed health care cost trend rates of 14% (15% for 2008 and 16% for 2007) trending down to an ultimate rate of 5% in 2018.

Net periodic pension and postretirement medical costs were $60,000, $48,000 and $55,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

(8)	INCOME TAXES

Income from operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2009	2008	2007

United States	$18,478	$22,281	$20,957
Foreign	7,412	16,552	15,847

	$25,890	$38,833	$36,804

The following table summarizes the provision for U.S. federal, state and foreign taxes on income (in thousands):

	For the Years Ended March 31,
	2009	2008	2007

Current:
Federal	$4,451	$8,147	$12,679
State	(14)	(311)	899
Foreign	1,223	3,017	2,958

	5,660	10,853	16,536

Deferred:
Federal	2,994	2,344	(3,172)
State	250	278	(449)

	3,244	2,622	(3,621)

	$8,904	$13,475	$12,915

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended March 31,
	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.3	.8	1.7
Tax exempt interest income	(.1)	(.7)	—
Changes in tax reserves and valuation allowance	(1.4)	.1	(1.6)
Other, net	(.4)	(.5)	—

	34.4%	34.7%	35.1%

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $31,000 in fiscal 2009, $640,000 in fiscal 2008 and $1,822,000 in fiscal 2007.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2009 and 2008 (in thousands):

	March 31,
	2009	2008

Deferred income tax assets:
Accounts receivable	$225	$324
Inventories	3,947	3,886
Accrued expenses	3,434	5,265
State net operating loss and credit carryforwards	5,217	7,489
Share-based compensation	2,326	1,433

	15,149	18,397
Valuation allowance	(5,217)	(7,356)

	9,932	11,041

Deferred income tax liabilities:
Property, plant and equipment	2,302	1,221
Intangibles	3,219	1,607
Unremitted earnings of foreign subsidiaries	2,211	2,205
Other	650	1,214

	8,382	6,247

Net deferred income tax asset	$1,550	$4,794

At March 31, 2009 and 2008, the Company had potential state income tax benefits of $5,217,000 (net of federal tax of $2,809,000) and $7,489,000 (net of federal tax of $4,033,000), respectively, from net operating loss and credit carryforwards that expire in various years through 2029. At March 31, 2009 and 2008, the Company provided valuation allowances (net of federal tax) of $5,217,000 and $7,356,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies. The decrease in state net operating losses and credit carryforwards in fiscal 2009 primarily related to the expiration of a state net operating loss carryforward that had been offset by a full valuation allowance. Due to developments during fiscal 2009, the Company increased its state valuation allowances by $133,000. The deferred tax asset and corresponding valuation allowance for state net operating loss carryforwards in fiscal 2008 is presented net of federal tax consistent with fiscal 2009. In the prior year, both were presented on a gross basis. There is no net effect on the deferred tax asset.

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

	March 31,
	2009	2008

Gross unrecognized tax benefits at April 1	$1,987	$2,169
Additions based on tax positions related to the current year	119	84
Additions for tax positions of prior years	85	196
Reductions for tax positions of prior years	(115)	(403)
Reductions relating to settlements with taxing authorities	(460)	(23)
Reductions as a result of a lapse of the applicable statute of limitations	(371)	(36)

Gross unrecognized tax benefits at March 31	$1,245	$1,987

The total amount of gross unrecognized tax benefits at March 31, 2009 of $1,245,000 was classified in other long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $809,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $335,000 of interest and penalties are accrued at March 31, 2009, $86,000 of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s March 31, 2005 through March 31, 2007 federal tax returns were examined and settled with the Internal Revenue Service after minor adjustments. State and foreign income tax returns remain open back to March 31, 2003 in major jurisdictions in which the Company operates.

(9)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	March 31,
	2009	2008

4.48% Senior Notes due December 13, 2009	$10,000	$20,000
Other	964	438

	10,964	20,438
Less — current portion	(10,479)	(10,246)

	$485	$10,192

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes are payable ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The note purchase agreement contains various financial covenants, the most restrictive of which pertain to net worth, the ratio of operating cash flow to fixed charges and the ratio of debt to capitalization. The Company is in compliance with all covenants as of March 31, 2009.

On November 21, 2008, the Company replaced its $50,000,000 revolving credit facility, which was due to expire on April 23, 2009, with a new $110,000,000 revolving credit facility with four banks. This facility expires on November 20, 2011. The loan agreement contains provisions to increase or reduce the interest pricing spread based

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a measure of the Company’s leverage. At the Company’s option, interest on the facility currently accrues at (a) the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 1.25% or (b) the greater of (1) the prime rate (2) the federal funds open rate plus .5%, and (3) the daily LIBOR plus 1.25%. The revolving credit facility provides for commitment fees of .3% per annum on the daily average of the unused commitment, subject to adjustment based on a measure of the Company’s leverage. The loan agreement also contains covenants, the most restrictive of which pertain to the ratio of operating cash flow to fixed charges, the ratio of debt to operating cash flow and limitations on capital expenditures. As of March 31, 2009, there was $1,200,000 outstanding under this revolving credit facility and no amounts outstanding as of March 31, 2008. The Company is in compliance with all financial debt covenants as of March 31, 2009.

On November 21, 2008, the Company also entered into an amendment to decrease its existing $100,000,000 accounts receivable facility to $75,000,000 with an expiration of July 25, 2009, subject to earlier termination in the event of termination of the commitments of the back-up purchasers. The agreement permits the sale (and repurchase) of an undivided interest in an accounts receivable pool. The facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose subsidiary (the “SPS”), which in turn has the option to sell, on an ongoing basis and without recourse, to a commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. Prior to the amendment described in the next paragraph, financing costs for amounts funded under this facility were based on a variable commercial paper rate plus 0.5%, and the Company paid commitment fees of 0.25% per annum on the daily average of the unused commitment. This arrangement is accounted for as a financing transaction. As of March 31, 2009, there was $2,950,000 outstanding under this arrangement and no amounts were outstanding as of March 31, 2008.

Subsequent to year end, the Company entered into an extension of its $75,000,000 accounts receivable securitization facility through May 7, 2010, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. Financing costs for amounts funded under this facility are based on a variable commercial paper rate plus 1.5% and commitment fees of 0.5% per annum on the unused commitment are also payable under the facility. In addition, if the daily amount outstanding is less than 50% of the seasonally adjusted funding limit, an additional commitment fee of 0.25% per annum will also be payable under the facility.

The weighted average interest rate under the revolving credit facilities for the years ended March 31, 2009, 2008, and 2007, was 4.07%, 7.43% and 7.04%, respectively. The average and peak borrowings were $50,372,000 and $129,230,000, respectively, for the year ended March 31, 2009 and $12,323,000 and $81,000,000, respectively, for the year ended March 31, 2008. Additionally, outstanding letters of credit under the revolving credit facilities totaled $4,100,000 at March 31, 2009 and $3,883,000 at March 31, 2008. These letters of credit guarantee funding of workers compensation claims.

The Company leases certain computer equipment and trucks under capital leases. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows (in thousands):

2010	$442
2011	383
2012	58

Total minimum lease obligations	883
Less amount representing interest	(19)

Present value of future minimum lease obligations	$864

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt, including capital lease obligations, matures as follows (in thousands):

2010	$10,479
2011	427
2012	58

Total	$10,964

(10)	OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2010	$8,606
2011	5,393
2012	2,225
2013	1,114
2014	435
Thereafter	421

Total	$18,194

Rent expense was $10,229,000, $8,405,000 and $8,507,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2009 and 2008.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees. The assets of the plan are held at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The plan assets are recorded as marketable securities and included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets. The fair value of the plan assets is based on the market price of the mutual funds as of March 31, 2009 and 2008.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2009 and 2008.

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” on April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. There was no impact to the Company’s consolidated financial statements upon adoption of SFAS No. 157.

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

The Company’s recurring assets and liabilities recorded on the consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Examples of Level 2 inputs included quoted prices for identical or similar assets or liabilities in non-active markets and pricing models whose inputs are observable for substantially the full term of the asset or liability.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2009.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Marketable securities	$628	$628	$—	$—
Cash surrender value of life insurance policies	837	—	837	—

Total assets	$1,465	$628	$837	$—

Liabilities
Deferred compensation plans	$628	$628	$—	$—

Total liabilities	$628	$628	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

The carrying value of the Company’s short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facilities have variable rates that reflect currently available terms and conditions for similar debt.

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2009, the carrying amount of long-term debt was $10,964,000 and the fair value was estimated to be $10,950,000. As of March 31, 2008, the carrying amount of long-term debt was $20,438,000 and the fair value was estimated to be $20,557,000.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company operates in a single reporting segment, the design, manufacture, procurement, distribution and sale of non-durable all occasion and seasonal social expression products, primarily to mass market retailers in the United States and Canada.

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2009	2008	2007

Christmas	$242,127	$285,848	$346,866
All occasion	179,479	151,410	127,163
Other seasonal	60,818	60,995	56,657

Total	$482,424	$498,253	$530,686

One customer accounted for sales of $127,894,000, or 27% of total sales in fiscal 2009, $133,456,000, or 27% of total sales in fiscal 2008 and $144,464,000, or 27% of total sales in fiscal 2007. One other customer accounted for sales of $47,437,000, or 10% of total sales in fiscal 2009, $59,907,000, or 12% of total sales in fiscal 2008 and $58,742,000, or 11% of total sales in fiscal 2007.

(14)	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP FAS 141(R)-1”), which amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations, instead carrying forward most of the provisions in SFAS No. 141, “Business Combinations” for acquired contingencies. FSP FAS 141(R)-1 is effective for fiscal year beginning after December 15, 2008 (fiscal 2010 for the Company) and will apply prospectively to business combinations completed on or after April 1, 2009.

In April 2008, the FASB issued Staff Position Financial Accounting Standard No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 beginning in the fourth quarter of fiscal 2009. This statement only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal year beginning after December 15, 2008 (fiscal 2010 for the Company) and will apply prospectively to business combinations completed on or after April 1, 2009.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, the Company adopted EITF 06-10 on April 1, 2008 and recorded a cumulative effect of an accounting change which resulted in a reduction to equity of $566,000.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008 and it did not have a material effect on its consolidated financial position or results of operations.

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
2009	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$54,647	$174,161	$197,122	$56,494

Gross profit	$16,934	$44,707	$49,155	$15,513

Net (loss) income	$(4,496)	$10,504	$16,412	$(5,434)

Net (loss) income per common share:
Basic(1)	$(.44)	$1.05	$1.69	$(.57)

Diluted(1)	$(.44)	$1.03	$1.68	$(.57)

	Quarters
2008	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$46,802	$172,882	$222,170	$56,399

Gross profit	$13,283	$46,199	$61,382	$16,681

Net (loss) income	$(4,427)	$13,535	$22,854	$(6,604)

Net (loss) income per common share:
Basic(1)	$(.41)	$1.25	$2.12	$(.63)

Diluted(1)	$(.41)	$1.22	$2.07	$(.63)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Fourth quarter net loss of fiscal 2009 included expenses of approximately $666,000 related to a workforce reduction as further described in Note 4 to the consolidated financial statements.

Fourth quarter net loss of fiscal 2008 included expenses of approximately $2,132,000 related to a restructuring plan approved on January 4, 2008 to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated June 1, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

June 1, 2009
Philadelphia, PA

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11.	Executive Compensation.

See “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Following is a list of documents filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income — for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows — for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3. Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.5	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.6	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.7	By-laws of the Company, as amended to date (as last amended August 2, 2007) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated October 25, 2007).

Material Contracts
10.1	Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.2	Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.3	First Amendment to Receivables Purchase Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.4	First Amendment to Purchase and Sale Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.5	$50,000,000 4.48% Senior Notes due December 13, 2009 Note Purchase Agreement dated December 12, 2002 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
10.6	Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.7	Third Amendment to Purchase and Sale Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.8	Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.9	Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.10	Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.11	First Amendment to Note Purchase Agreement dated October 27, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.12	Asset Purchase Agreement dated as of October 31, 2007, among CSS Industries, Inc., Delta Acquisition, LLC, C.R. Gibson, Inc. and the shareholders of C.R. Gibson, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2007).
10.13	Closing letter dated November 30, 2007 by and among Delta Acquisition, LLC, CSS Industries, Inc. and C.R. Gibson, Inc., on behalf of itself and its shareholders (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on December 7, 2007).
10.14	Fifth Amendment to Receivables Purchase Agreement dated as of August 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated January 31, 2008).
10.15	Second Amendment dated March 25, 2009 to Note Purchase Agreement dated December 12, 2002 pertaining to $50,000,000 4.48% Senior Notes due December 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2009).
10.16	Asset Purchase Agreement dated August 1, 2008 among Granite Acquisition Corp., Lion Ribbon Company, Inc., Hampshire Paper Corp. and the Shareholders of Hampshire Paper Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated October 3, 2008).
10.17	Second Amended and Restated Loan Agreement dated November 21, 2008 among CSS Industries, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).
10.18	Sixth Amendment to Receivables Purchase Agreement dated November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.19	Seventh Amendment dated May 8, 2009 to Receivables Purchase Agreement dated April 30, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009).

Management Contracts, Compensatory Plans or Arrangements
10.20	CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.21	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.22	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

10.23		Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.24		CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
10.25		CSS Industries, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.26		CSS Industries, Inc. FY 2008 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.27		CSS Industries, Inc. FY 2008 Management Incentive Program Criteria for BOC Design Group (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.28		CSS Industries, Inc. FY 2008 Management Incentive Program Criteria for Paper Magic Group, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007).
10.29		CSS Industries, Inc. Management Incentive Program (as last amended June 3, 2008) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 9, 2008).
10.30		CSS Industries, Inc. FY2009 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2008).
10.31		CSS Industries, Inc. FY2009 Management Incentive Program Criteria for BOC Design Group (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2008).
10.32		CSS Industries, Inc. FY2009 Management Incentive Program Criteria for Paper Magic Group, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2008).
10.33		CSS Industries, Inc. FY2009 Management Incentive Program Criteria for C.R. Gibson, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2008).
10.34		2004 Equity Compensation Plan (as last amended July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).
10.35		Employment Agreement dated as of July 25, 2008 between CSS Industries, Inc. and Paul Quick (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).
10.36		Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).
10.37		Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.38		CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as last amended December 29, 2008) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.39		Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

Other
21	.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).
*23	.	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*32	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance	Charged
	at	to Costs	Charged				Balance
	Beginning	and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period
	(In thousands)

Year ended March 31, 2009
Accounts receivable allowances	$5,291	$6,178	$39	(d)	$6,342	(a)	$5,166
Accrued restructuring expenses	319	1,747	—		996	(c)	1,070
Year ended March 31, 2008
Accounts receivable allowances	$4,850	$4,542	$997	(d)	$5,098	(a)	$5,291
Accrued restructuring expenses	1,456	628	—		1,765	(b)	319
Year ended March 31, 2007
Accounts receivable allowances	$4,119	$4,086	$—		$3,355	(a)	$4,850
Accrued restructuring expenses	4	1,905	—		453	(c)	1,456

Notes:

(a)	Includes amounts written off as uncollectible, net of recoveries.

(b)	Includes payments and non cash reductions.

(c)	Includes payments.

(d)	Balance at acquisition of C.R. Gibson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer)

Dated: June 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer and a director)

Dated: June 1, 2009

/s/  Clifford E. Pietrafitta
Clifford E. Pietrafitta, Vice President — Finance and
Chief Financial Officer
(principal financial and accounting officer)

Dated: June 1, 2009

/s/  Jack Farber
Jack Farber, Director

Dated: June 1, 2009

/s/  Scott A. Beaumont
Scott A. Beaumont, Director

Dated: June 1, 2009

/s/  James H. Bromley
James H. Bromley, Director

Dated: June 1, 2009

/s/  John J. Gavin
John J. Gavin, Director

Dated: June 1, 2009

/s/  Leonard E. Grossman
Leonard E. Grossman, Director

Dated: June 1, 2009

/s/  James E. Ksansnak
James E. Ksansnak, Director

Dated: June 1, 2009

/s/  Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: June 1, 2009