Form 10-Q
period 2009-06-30
CSS INDUSTRIES INC
filed 2009-08-05
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of July 28, 2009, there were 9,606,306 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations and Comprehensive Loss — Three months ended June 30, 2009 and 2008	3

Condensed Consolidated Balance Sheets — June 30, 2009 and March 31, 2009	4

Consolidated Statements of Cash Flows — Three months ended June 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2009	2008

SALES	$53,677	$54,647

COSTS AND EXPENSES
Cost of sales	39,065	37,713
Selling, general and administrative expenses	21,361	23,550
Interest expense, net	368	284
Other income, net	(113)	(66)

	60,681	61,481

LOSS BEFORE INCOME TAXES	(7,004)	(6,834)

INCOME TAX BENEFIT	(2,514)	(2,338)

NET LOSS	$(4,490)	$(4,496)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.47)	$(.44)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,605	10,255

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15

COMPREHENSIVE LOSS
Net loss	$(4,490)	$(4,496)
Foreign currency translation adjustment	—	2

Comprehensive loss	$(4,490)	$(4,494)

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	March 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,846	$2,179
Accounts receivable, net	46,615	43,741
Inventories	125,475	99,971
Deferred income taxes	5,946	5,758
Assets held for sale	1,363	1,363
Other current assets	19,846	15,295

Total current assets	201,091	168,307

PROPERTY, PLANT AND EQUIPMENT, NET	54,607	54,942

OTHER ASSETS
Goodwill	49,258	49,258
Intangible assets, net	45,354	45,649
Other	4,026	4,103

Total other assets	98,638	99,010

Total assets	$354,336	$322,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$36,700	$4,150
Current portion of long-term debt	10,482	10,479
Accrued customer programs	7,551	9,909
Other current liabilities	36,572	29,398

Total current liabilities	91,305	53,936

LONG-TERM DEBT, NET OF CURRENT PORTION	327	485

LONG-TERM OBLIGATIONS	4,482	4,376

DEFERRED INCOME TAXES	4,310	4,208

STOCKHOLDERS’ EQUITY	253,912	259,254

Total liabilities and stockholders’ equity	$354,336	$322,259

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,490)	$(4,496)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,126	3,418
Provision for doubtful accounts	(132)	52
Deferred tax (benefit) provision	(87)	383
Loss (gain) on sale or disposal of assets	5	(35)
Share-based compensation expense	589	665
Changes in assets and liabilities, net of effects from purchase of a business:
Increase in accounts receivable	(2,742)	(4,580)
Increase in inventory	(25,379)	(37,731)
(Increase) decrease in other assets	(4,474)	1,216
Increase in other liabilities	4,890	1,612

Total adjustments	(24,204)	(35,000)

Net cash used for operating activities	(28,694)	(39,496)

Cash flows from investing activities:
Purchase of a business	(225)	(300)
Final payment of purchase price for a business previously acquired	—	(2,700)
Purchase of property, plant and equipment	(2,402)	(4,049)
Proceeds from sale of assets	1	102

Net cash used for investing activities	(2,626)	(6,947)

Cash flows from financing activities:
Payments on long-term obligations	(122)	(60)
Borrowings on notes payable	75,645	44,600
Repayments on notes payable	(43,095)	(14,900)
Dividends paid	(1,441)	(1,541)
Purchase of treasury stock	—	(2,637)
Proceeds from exercise of stock options	—	79
Tax benefit realized for stock options exercised	—	4

Net cash provided by financing activities	30,987	25,545

Effect of exchange rate changes on cash	—	2

Net decrease in cash and cash equivalents	(333)	(20,896)

Cash and cash equivalents at beginning of period	2,179	28,109

Cash and cash equivalents at end of period	$1,846	$7,213

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2010 refers to the year ended March 31, 2010.

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

Foreign Currency Translation and Transaction —

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

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets —

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

	June 30,	March 31,
	2009	2009

Raw material	$16,865	$17,533
Work-in-process	31,402	25,437
Finished goods	77,208	57,001

	$125,475	$99,971

Assets Held for Sale —

Assets held for sale in the amount of $1,363,000 represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale.

Revenue Recognition —

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Loss Per Common Share —
The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Net loss	$(4,490)	$(4,496)

Denominator:
Weighted average shares outstanding for basic loss per common share	9,605	10,255
Effect of dilutive stock options	—	—

Adjusted weighted average shares outstanding for diluted loss per common share	9,605	10,255

Basic and diluted net loss per common share	$(.47)	$(.44)

The effect of dilutive stock options is not reflected as they are anti-dilutive.
Statements of Cash Flows —

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date, and on and after its effective date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 will become effective for the Company in the second quarter of fiscal 2010 and is not expected to have an impact on its financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an effect on the Company’s financial position or results of operations. The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was August 4, 2009.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective June 30, 2009. Other than the required disclosures (see Note 9), the adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP FAS 141(R)-1”), which amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations, and retains most of the provisions in SFAS No. 141, “Business Combinations” for acquired contingencies. This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after April 1, 2009.

(3)	SHARE-BASED COMPENSATION
2004 Equity Compensation Plan

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of June 30, 2009 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At June 30, 2009, 1,024,054 shares were available for grant under the 2004 Plan.

2006 Stock Option Plan for Non-Employee Directors

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At June 30, 2009, 132,000 shares were available for grant under the 2006 Plan.

The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months
	Ended June 30,
	2009	2008
Expected dividend yield at time of grant	2.90%	2.18%
Expected stock price volatility	55%	36%
Risk-free interest rate	3.22%	3.50%
Expected life of option (in years)	4.0	4.2

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The weighted average fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $7.72 and $7.70, respectively. The weighted average fair value of restricted stock units granted during the three months ended June 30, 2009 and 2008 was $16.64 and $27.57, respectively.

As of June 30, 2009, there was $2,908,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2009, there was $2,016,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 3.2 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $589,000 and $665,000 for the three months ended June 30, 2009 and 2008, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2009, the notional amount of open foreign currency forward contracts was $8,899,000 and the related unrealized gain was $335,000. There were no open foreign currency forward contracts as of March 31, 2009. We believe we do not have significant counterparty credit risk as of June 30, 2009.

The following table shows the fair value of the foreign currency forward contracts which are designated as hedging instruments under SFAS No. 133 included in the Company’s condensed consolidated balance sheet as of June 30, 2009 (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet
	Location	Fair Value

Foreign currency forward contracts	Other current assets	$335
(5)	BUSINESS RESTRUCTURING

On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter ended December 31, 2008, the Company sold two facilities associated with this restructuring program and recognized a gain of $761,000 related to this sale of assets. During fiscal 2009, there was an increase in the restructuring reserve in the amount of $426,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During the quarter ended June 30, 2009, the Company made payments of $34,000 for costs related to severance. As of June 30, 2009, the remaining liability of $21,000 was classified as a current liability in the accompanying consolidated balance sheet and will be paid through the third quarter of fiscal 2010. The Company expects to incur additional period expenses related to this restructuring program of approximately $189,000 during the remainder of fiscal 2010.

Selected information relating to the aforementioned restructuring follows (in thousands):

Restructuring reserve as of March 31, 2009	$55
Cash paid — fiscal 2010	(34)

Restructuring reserve as of June 30, 2009.	$21

(6)	GOODWILL AND INTANGIBLES
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2009		March 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Tradenames and trademarks	$25,083	$—	$25,083	$—
Customer relationships	22,057	2,233	21,957	1,860
Non-compete	200	79	500	367
Trademarks	403	131	403	123
Patents	89	35	89	33

	$47,832	$2,478	$48,032	$2,383

Amortization expense related to intangible assets was $395,000 and $328,000 for the three months ended June 30, 2009 and 2008, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2010 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2010	$1,191
Fiscal 2011	1,586
Fiscal 2012	1,570
Fiscal 2013	1,536
Fiscal 2014	1,525
(7)	ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

On May 8, 2009, the Company entered into an extension of its accounts receivable securitization facility through May 7, 2010, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. This facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. Financing costs for amounts funded under this facility are based on a variable commercial paper rate plus 1.5%, and commitment fees of 0.5% per annum on the unused commitment are also payable under the facility. In addition, if the daily amount outstanding is less than 50% of the seasonally adjusted funding limit, an additional commitment fee of 0.25% per annum will also be payable under the facility.

(8)	COMMITMENTS AND CONTINGENCIES

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(9)	FAIR VALUE MEASUREMENTS:

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2009. There were no foreign currency contracts outstanding as of March 31, 2009.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are recorded as marketable securities and included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2009 and March 31, 2009.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of June 30, 2009 and March 31, 2009.

In accordance with SFAS No. 157, “Fair Value Measurements,” the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The Company’s recurring assets and liabilities recorded on the consolidated condensed balance sheet are categorized based on the inputs to the valuation techniques as follows:
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of June 30, 2009 and March 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$691	$691	$—	$—
Cash surrender value of life insurance policies	843	—	843	—
Foreign exchange contracts	335	—	335	—

Total assets	$1,869	$691	$1,178	$—

Liabilities
Deferred compensation plans	$691	$691	$—	$—

Total liabilities	$691	$691	$—	$—

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$628	$628	$—	$—
Cash surrender value of life insurance policies	837	—	837	—

Total assets	$1,465	$628	$837	$—

Liabilities
Deferred compensation plans	$628	$628	$—	$—

Total liabilities	$628	$628	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated condensed balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.
The carrying value of the Company’s short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facilities have variable rates that reflect currently available terms and conditions for similar debt.
The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of June 30, 2009, the carrying amount of long-term debt was $10,809,000 and the fair value was estimated to be $10,815,000. As of March 31, 2009, the carrying amount of long-term debt was $10,964,000 and the fair value was estimated to be $10,950,000.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 63% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little or no growth in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, narrow woven ribbon, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn deepened in the fall of calendar 2008 and continues into the current fiscal year as we have experienced slowness or reductions in order patterns by our customers.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has helped us to maintain market share in this competitive market. In addition, we are aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last five fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. In fiscal 2009, the Company initiated the consolidation of its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation which was substantially completed in the first quarter of fiscal 2010.
In recent months, our domestically-manufactured narrow woven ribbon product lines have experienced significant price pressure and the prospect of reduced future sales volume due to competition from low-priced imports from Taiwan and China. Based on its belief that these products may be imported from Taiwan and China at less-than-fair-value and that the imports of these products from China may benefit from governmental subsidies, our Berwick Offray company filed a petition in July 2009 with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) seeking the imposition of antidumping duties on narrow woven ribbon imported from Taiwan and China, and seeking the imposition of countervailing duties on narrow woven ribbon imported from China. We expect that the proceedings before the ITC and Commerce Department will conclude by not later than October 2010. If the petition is successful, duties potentially may be imposed on import shipments that arrive in the U.S. beginning anywhere from September 2009 to February 2010. The potential impact of these proceedings is not determinable at this time, but management believes that any impact will not have a material affect on the Company’s consolidated results of operations or financial condition.
The Company’s Halloween product line and all occasion, gift card holder, stationery and infant product lines have higher inherent growth potential due to higher market growth rates. Further, the Company’s various all occasion product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and the valuation of share-based awards. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Sales for the three months ended June 30, 2009 decreased 2% to $53,677,000 from $54,647,000 in the three months ended June 30, 2008 primarily due to lower sales of all occasion products, primarily everyday ribbon and school products. The sales decline was impacted by various factors, including the continuing slowness or reduction in order patterns related to the current economic downturn. Partially offsetting the sales decline were sales of acquired businesses, primarily Hampshire Paper, which was acquired on August 5, 2008, as well as increased sales of C. R. Gibson branded infant products. Excluding sales of acquired businesses, sales for the quarter declined 7% compared to the same quarter in the prior year.
Cost of sales, as a percentage of sales, was 73% in 2009 and 69% in 2008. The increase was primarily due to the mix of everyday product shipped and the impact of increased returns and allowances during the quarter compared to the same quarter in the prior year.
Selling, general and administrative (“SG&A”) expenses decreased $2,189,000, or 9%, over the prior year period primarily as a result of initiatives to reduce spending, including the impact of a reduction in workforce initiated in March 2009.
Interest expense, net of $368,000 in 2009 increased over interest expense, net of $284,000 in 2008 due to higher borrowing levels during the three months ended June 30, 2009 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2009 and 34% in 2008. The increase in the effective tax rate (resulting in a higher tax benefit) was primarily due to a higher state tax effective rate and the absence of a provision recorded in the first quarter of fiscal 2009 in settlement of an outstanding tax audit that reduced the overall tax benefit in that quarter.

The net loss for the three months ended June 30, 2009 was $4,490,000, or $.47 per diluted share compared to $4,496,000, or $.44 per diluted share in 2008. The net loss for the quarter ended June 30, 2009 was in line with the first quarter of the prior year due to lower sales and margins which were substantially offset by decreased selling, general and administrative expenses, primarily as a result of initiatives to reduce spending, including the impact of a reduction in workforce initiated in March 2009. The net loss per diluted share of $.47 for the quarter ended June 30, 2009 increased from a net loss of $.44 per diluted share in the prior year as a result of lower shares outstanding due to stock repurchases in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2009, the Company had working capital of $109,786,000 and stockholders’ equity of $253,912,000. The increase in inventories and other current liabilities from March 31, 2009 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2010 shipping season. Inventory levels decreased compared to the same period in the prior year as a result of improved inventory management and the absence of advanced paper purchases which occurred in the prior year in anticipation of scheduled price increases from vendors. The decrease in stockholders’ equity from March 31, 2009 was primarily attributable to the first quarter net loss and payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $10,000,000 of 4.48% senior notes due in December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2009, the Company’s borrowings consisted of $10,000,000 outstanding under the senior notes and $36,700,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has approximately $758,000 of capital leases outstanding at June 30, 2009. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2009, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$5,932	—	—	—	$5,932
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and guarantee the funding of obligations to certain vendors. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.
As of June 30, 2009, the Company is committed to purchase approximately $1,200,000 of certain paper raw material products from a vendor over a one year term expiring December 31, 2009. The Company believes the minimum product purchases under this agreement are well within the Company’s annual product requirements.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 700 employees as of June 30, 2009, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.
ACCOUNTING PRONOUNCEMENTS
See Note 2 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions to stimulate further growth; the expected future impact of legal proceedings and changes in accounting principles; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; and strengthened product lines and new product initiatives. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s ERP systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed on the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2009 have not materially changed from March 31, 2009 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 6.	Exhibits
Exhibit 10.1 Amendment to Employment Agreement, dated as of May 27, 2009, between Paper Magic Group, Inc. and Paul Quick.

Exhibit 10.2 CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management effective May 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

Exhibit 10.3 Form of Non-Qualified Stock Option Grant for grants under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

Exhibit 10.4 Form of Stock Bonus Award Grant for time-vested restricted stock units under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

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

CSS INDUSTRIES, INC. (Registrant)
Date: August 4, 2009	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2009	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Employment Agreement, dated as of May 27, 2009, between Paper Magic Group, Inc. and Paul Quick.

31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.