Form 10-Q
period 2009-09-30
CSS INDUSTRIES INC
filed 2009-11-04
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).
☐ Yes ☐ No
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
☐ Yes ☑ No
As of November 3, 2009, there were 9,640,511 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

SALES	$160,273	$174,161	$213,950	$228,808

COSTS AND EXPENSES
Cost of sales	119,630	129,454	158,695	167,167
Selling, general and administrative expenses	26,238	27,863	47,599	51,413
Interest expense, net	661	916	1,029	1,200
Other (income) expense, net	(138)	36	(251)	(30)

	146,391	158,269	207,072	219,750

INCOME BEFORE INCOME TAXES	13,882	15,892	6,878	9,058

INCOME TAX EXPENSE	4,990	5,388	2,476	3,050

NET INCOME	$8,892	$10,504	$4,402	$6,008

NET INCOME PER COMMON SHARE
Basic	$.92	$1.05	$.46	$.59

Diluted	$.92	$1.03	$.46	$.58

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,628	10,043	9,617	10,149

Diluted	9,683	10,156	9,666	10,282

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15	$.30	$.30

COMPREHENSIVE INCOME
Net income	$8,892	$10,504	$4,402	$6,008
Foreign currency translation adjustment	—	—	—	2

Comprehensive income	$8,892	$10,504	$4,402	$6,010

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,830	$2,179
Accounts receivable, net	132,212	43,741
Inventories	122,422	99,971
Deferred income taxes	6,227	5,758
Assets held for sale	1,363	1,363
Other current assets	16,370	15,295

Total current assets	281,424	168,307

PROPERTY, PLANT AND EQUIPMENT, NET	52,691	54,942

OTHER ASSETS
Goodwill	49,258	49,258
Intangible assets, net	44,996	45,649
Other	3,971	4,103

Total other assets	98,225	99,010

Total assets	$432,340	$322,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$69,000	$4,150
Current portion of long-term debt	10,517	10,479
Accrued customer programs	9,655	9,909
Other current liabilities	71,405	29,398

Total current liabilities	160,577	53,936

LONG-TERM DEBT, NET OF CURRENT PORTION	264	485

LONG-TERM OBLIGATIONS	4,568	4,376

DEFERRED INCOME TAXES	4,399	4,208

STOCKHOLDERS’ EQUITY	262,532	259,254

Total liabilities and stockholders’ equity	$432,340	$322,259

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,402	$6,008

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,264	6,570
Provision for doubtful accounts	81	183
Deferred tax (benefit) provision	(278)	356
Loss (gain) on sale or disposal of assets	5	(35)
Share-based compensation expense	1,212	1,390
Changes in assets and liabilities, net of effects from purchase of a business:
Increase in accounts receivable	(88,552)	(99,313)
Increase in inventory	(22,325)	(46,706)
(Increase) decrease in other assets	(3,670)	2,974
Increase in other liabilities	39,889	35,823
Increase in accrued taxes	4,806	495

Total adjustments	(62,568)	(98,263)

Net cash used for operating activities	(58,166)	(92,255)

Cash flows from investing activities:
Purchase of a business	(225)	(10,614)
Final payment of purchase price for a business previously acquired	—	(2,700)
Purchase of property, plant and equipment	(3,132)	(7,338)
Proceeds from sale of assets	1	102

Net cash used for investing activities	(3,356)	(20,550)

Cash flows from financing activities:
Payments on long-term obligations	(277)	(131)
Borrowings on notes payable	225,100	247,280
Repayments on notes payable	(160,250)	(144,300)
Dividends paid	(2,886)	(3,044)
Purchase of treasury stock	—	(9,431)
Proceeds from exercise of stock options	486	99
Tax benefit realized for stock options exercised	—	4

Net cash provided by financing activities	62,173	90,477

Effect of exchange rate changes on cash	—	2

Net increase (decrease) in cash and cash equivalents	651	(22,326)

Cash and cash equivalents at beginning of period	2,179	28,109

Cash and cash equivalents at end of period	$2,830	$5,783

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Foreign Currency Translation and Transaction -
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
Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets -
Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The Company performs its required annual assessment as of the fiscal year end. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.
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
Inventories -
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first- in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009

Raw material	$16,008	$17,533
Work-in-process	18,419	25,437
Finished goods	87,995	57,001

	$122,422	$99,971

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
Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$8,892	$10,504	$4,402	$6,008

Denominator:
Weighted average shares outstanding for basic income per common share	9,628	10,043	9,617	10,149
Effect of dilutive stock options	55	113	49	133

Adjusted weighted average shares outstanding for diluted income per common share	9,683	10,156	9,666	10,282

Basic net income per common share	$.92	$1.05	$.46	$.59

Diluted net income per common share	$.92	$1.03	$.46	$.58

Statements of Cash Flows -
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.
(2)	RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which replaced the previous hierarchy of Generally Accepted Accounting Principles (“GAAP”) and establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date, and on and after its effective date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance was effective for the Company in the second quarter of fiscal 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.
Subsequent Events
In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective for the Company as of June 30, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations. The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was November 4, 2009.

Fair Value of Financial Instruments Disclosure
In April 2009, the FASB revised the authoritative guidance which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the updated guidance effective June 30, 2009. Other than the required disclosures (see Note 9), the adoption of the updated guidance had no impact on the Company’s consolidated financial statements.
Business Combinations
In December 2007, the FASB revised the authoritative guidance for business combinations which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting method. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.
In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance became effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the updated guidance for business combinations with an acquisition date on or after April 1, 2009.
(3)	SHARE-BASED COMPENSATION
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of September 30, 2009 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At September 30, 2009, 1,035,194 shares were available for grant under the 2004 Plan.
2006 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At September 30, 2009, 132,000 shares were available for grant under the 2006 Plan.

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
The weighted average fair value of stock options granted during the six months ended September 30, 2009 and 2008 was $7.72 and $7.70, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2009 and 2008 was $16.64 and $27.50, respectively.
As of September 30, 2009, there was $2,444,000 of total unrecognized compensation cost related to non- vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years. As of September 30, 2009, there was $1,822,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.9 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $623,000 and $725,000 in the quarters ended September 30, 2009 and 2008, respectively, and was $1,212,000 and $1,390,000 for the six months ended September 30, 2009 and 2008, respectively.
(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2009, the notional amount of open foreign currency forward contracts was $9,420,000 and the related unrealized loss was $328,000. There were no open foreign currency forward contracts as of March 31, 2009. We believe we do not have significant counterparty credit risk as of September 30, 2009.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of September 30, 2009 (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet
	Location	Fair Value

Foreign currency forward contracts	Other current liabilities	$328

(5)	BUSINESS RESTRUCTURING
On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. During fiscal 2009, there was an increase in the restructuring reserve in the amount of $426,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During the quarter and six months ended September 30, 2009, the Company made payments of $21,000 and $55,000, respectively, for costs related to severance. The Company expects to incur additional period expenses related to this restructuring program of approximately $85,000 during the remainder of fiscal 2010.
Selected information relating to the aforementioned restructuring follows (in thousands):

Restructuring reserve as of March 31, 2009	$55
Cash paid — fiscal 2010	(55)

Restructuring reserve as of September 30, 2009	$—

(6)	GOODWILL AND INTANGIBLES
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite- lived intangible assets in the fourth quarter of its fiscal year.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2009		March 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Tradenames and trademarks	$25,083	$—	$25,083	$—
Customer relationships	22,057	2,608	21,957	1,860
Non-compete	200	92	500	367
Trademarks	403	138	403	123
Patents	128	37	89	33

	$47,871	$2,875	$48,032	$2,383

Amortization expense related to intangible assets was $397,000 and $363,000 for the quarters ended September 30, 2009 and 2008, respectively, and was $792,000 and $691,000 for the six months ended September 30, 2009 and 2008, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2010 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2010	$797
Fiscal 2011	1,592
Fiscal 2012	1,575
Fiscal 2013	1,542
Fiscal 2014	1,530

(7)	ACCOUNTS RECEIVABLE SECURITIZATION FACILITY
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
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2009. There were no foreign currency contracts outstanding as of March 31, 2009.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2009 and March 31, 2009.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of September 30, 2009 and March 31, 2009.
To increase consistency and comparability in fair value measurements, the FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The Company’s recurring assets and liabilities recorded on the consolidated condensed balance sheet are categorized based on the inputs to the valuation techniques as follows:
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Examples of Level 2 inputs include quoted prices for identical or similar assets or liabilities in non- active markets and pricing models whose inputs are observable for substantially the full term of the asset or liability.
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of September 30, 2009 and March 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$779	$779	$—	$—
Cash surrender value of life insurance policies	850	—	850	—

Total assets	$1,629	$779	$850	$—

Liabilities
Deferred compensation plans	$779	$779	$—	$—
Foreign exchange contracts	328	—	328	—

Total liabilities	$1,107	$779	$328	$—

	Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$628	$628	$—	$—
Cash surrender value of life insurance policies	837	—	837	—

Total assets	$1,465	$628	$837	$—

Liabilities
Deferred compensation plans	$628	$628	$—	$—

Total liabilities	$628	$628	$—	$—

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
The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of September 30, 2009, the carrying amount of long-term debt was $10,781,000 and the fair value was estimated to be $10,798,000. As of March 31, 2009, the carrying amount of long-term debt was $10,964,000 and the fair value was estimated to be $10,950,000.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 63% of the Company’s prior year sales were attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, narrow woven ribbon, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn deepened in the fall of calendar 2008 and continues into the current fiscal year as we have experienced slowness or reductions in order patterns by our customers.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has helped us to maintain market share in this competitive market. In addition, we are aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last five fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. In fiscal 2009, the Company initiated the consolidation of its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of the first phase of integrating the Company’s enterprise resource planning systems standardization project.
In recent months, our domestically-manufactured narrow woven ribbon product lines have experienced significant price pressure and the prospect of reduced future sales volume due to competition from low-priced imports from Taiwan and China. Based on its belief that these products may be imported from Taiwan and China at less-than- fair-value and that the imports of these products from China may benefit from governmental subsidies, our Berwick Offray company filed a petition in July 2009 with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) seeking the imposition of antidumping duties on narrow woven ribbon imported from Taiwan and China, and seeking the imposition of countervailing duties on narrow woven ribbon imported from China. We expect that the proceedings before the ITC and Commerce Department will conclude by not later than October 2010. If the petition is successful, duties potentially may be imposed on import shipments that arrive in the U.S. beginning from September 2009 up to February 2010. The potential impact of these proceedings is not determinable at this time, but management believes that any impact will not have a material affect on the Company’s consolidated results of operations or financial condition.
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
Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008
Sales for the six months ended September 30, 2009 decreased 6% to $213,950,000 from $228,808,000 in the six months ended September 30, 2008 due in part to lower sales of Christmas products primarily as a result of reduced customer purchases following weak retail sales in the preceding Christmas selling season. Sales of all occasion products have also been negatively impacted by the current economic downturn. Partially offsetting these declines were improved Halloween sales compared to the prior year and sales related to businesses acquired since the beginning of last fiscal year. Excluding sales of businesses acquired, sales declined 9%.
Cost of sales, as a percentage of sales, was 74% in 2009 and 73% in 2008. The increase was primarily due to reduced sales volume and lower gross margins on Christmas and all occasion products, partially offset by improved margins on Halloween products.
Selling, general and administrative (“SG&A”) expenses decreased $3,814,000, or 7%, from the prior year period primarily related to decreased incentive compensation expenses as well as the impact of initiatives implemented by the Company to reduce spending, including the impact of a reduction in workforce initiated in March 2009.
Interest expense, net of $1,029,000 in 2009 decreased from interest expense, net of $1,200,000 in 2008 due to lower borrowing levels during the six months ended September 30, 2009 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2009 and 34% in 2008. The increase in the effective tax rate was primarily due to the absence of a benefit recorded in the second quarter of fiscal 2009 following the settlement of an outstanding tax audit.

Net income for the six months ended September 30, 2009 was $4,402,000, or $.46 per diluted share compared to $6,008,000, or $.58 per diluted share in 2008. The decrease in net income was primarily due to reduced sales volume and lower margins on Christmas and all occasion products, partially offset by improved margins on Halloween products and reduced SG&A expenses. The decline in diluted earnings per share of 21% for the six months ended September 30, 2009 was more favorable than the decline in net income due to the impact of the Company’s repurchase of its stock during fiscal 2009.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Sales for the three months ended September 30, 2009 decreased 8% to $160,273,000 from $174,161,000 in the three months ended September 30, 2008 primarily due to lower Christmas giftwrap and ribbon and bow sales and reduced all occasion product sales. Partially offsetting these declines were sales of acquired businesses, improved Halloween sales and growth in our baby memory products business. Excluding sales of businesses acquired, sales declined 9%.
Cost of sales, as a percentage of sales, was 75% in 2009 and 74% in 2008. The increase was primarily due to reduced sales volume and lower gross margins on Christmas and all occasion products, partially offset by improved margins on Halloween products.
SG&A expenses decreased $1,625,000, or 6%, from the prior year period primarily due to decreased incentive compensation expenses as well as the impact of cost saving initiatives implemented early in fiscal 2010.
Interest expense, net of $661,000 in 2009 decreased from interest expense, net of $916,000 in 2008 due to lower borrowing levels during the three months ended September 30, 2009 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2009 and 34% in 2008. The increase in the effective tax rate was primarily due to the absence of a benefit recorded in the second quarter of fiscal 2009 following the settlement of an outstanding tax audit.
Net income for the three months ended September 30, 2009 was $8,892,000, or $.92 per diluted share compared to $10,504,000, or $1.03 per diluted share in 2008. The decrease in net income for the quarter ended September 30, 2009 was primarily the result of lower sales and lower gross margins on Christmas and all occasion products, partially offset by improved margins on Halloween products and reduced SG&A expenses. The decline in diluted earnings per share of 11% for the three months ended September 30, 2009 was more favorable than the decline in net income due to the impact of the Company’s repurchase of its stock during fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2009, the Company had working capital of $120,847,000 and stockholders’ equity of $262,532,000. The increase in accounts receivable from March 31, 2009 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2009 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2010 shipping season. Inventory levels decreased compared to the same period in the prior year as a result of improved inventory management and reduced product demand. The increase in stockholders’ equity from March 31, 2009 was primarily attributable to year-to-date net income, partially offset by payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. In addition, the Company has outstanding $10,000,000 of 4.48% senior notes due in December 2009. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2009, the Company’s borrowings consisted of $10,000,000 outstanding under the senior notes and $69,000,000 outstanding under the Company’s short-term credit facilities. In addition, the Company has approximately $730,000 of capital leases outstanding at September 30, 2009. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2009, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$5,920	—	—	—	$5,920
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
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 700 employees as of September 30, 2009, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2009 have not materially changed from March 31, 2009 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on July 28, 2009. The only matter voted upon at the annual meeting was the election of Directors, and the results of that vote are reflected in the table that follows. The individuals listed in the table were elected to serve as Directors of the Company until the next annual meeting and until their successors shall be elected and qualify:

	SHARES OF VOTING STOCK
	FOR	WITHHELD
Scott A. Beaumont	8,856,994	154,656
James H. Bromley	8,834,795	176,855
Jack Farber	8,830,981	180,670
John J. Gavin	8,824,614	187,036
Leonard E. Grossman	8,767,842	243,808
James E. Ksansnak	8,814,280	197,370
Rebecca C. Matthias	8,851,782	159,868
Christopher J. Munyan	8,809,053	202,597
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

CSS INDUSTRIES,INC. (Registrant)
Date: November 4, 2009	By:	/s/Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: November 4, 2009	By:	/s/Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President -- Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a- 14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a- 14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a- 14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a- 14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.