Form 10-Q
period 2009-12-31
CSS INDUSTRIES INC
filed 2010-02-03
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
☐ Yes ☑ No
As of January 26, 2010, there were 9,668,306 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

SALES	$182,230	$197,122	$396,180	$425,930

COSTS AND EXPENSES
Cost of sales	136,661	147,967	295,356	315,134
Selling, general and administrative expenses	25,224	22,530	72,823	73,943
Interest expense, net	645	1,093	1,674	2,293
Other (income) expense, net	(86)	225	(337)	195

	162,444	171,815	369,516	391,565

INCOME BEFORE INCOME TAXES	19,786	25,307	26,664	34,365

INCOME TAX EXPENSE	7,086	8,895	9,562	11,945

NET INCOME	$12,700	$16,412	$17,102	$22,420

NET INCOME PER COMMON SHARE
Basic	$1.32	$1.69	$1.78	$2.24

Diluted	$1.31	$1.68	$1.77	$2.22

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,646	9,734	9,627	10,010

Diluted	9,682	9,796	9,671	10,120

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15	$.45	$.45

COMPREHENSIVE INCOME
Net income	$12,700	$16,412	$17,102	$22,420
Foreign currency translation adjustment	—	—	—	2

Comprehensive income	$12,700	$16,412	$17,102	$22,422

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31,	March 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,619	$2,179
Accounts receivable, net	152,536	43,741
Inventories	67,530	99,971
Deferred income taxes	6,609	5,758
Assets held for sale	1,363	1,363
Other current assets	11,986	15,295

Total current assets	244,643	168,307

PROPERTY, PLANT AND EQUIPMENT, NET	50,657	54,942

OTHER ASSETS
Goodwill	49,258	49,258
Intangible assets, net	44,733	45,649
Other	3,936	4,103

Total other assets	97,927	99,010

Total assets	$393,227	$322,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$46,100	$4,150
Current portion of long-term debt	497	10,479
Accrued customer programs	13,034	9,909
Other current liabilities	48,423	29,398

Total current liabilities	108,054	53,936

LONG-TERM DEBT, NET OF CURRENT PORTION	166	485

LONG-TERM OBLIGATIONS	4,646	4,376

DEFERRED INCOME TAXES	5,768	4,208

STOCKHOLDERS’ EQUITY	274,593	259,254

Total liabilities and stockholders’ equity	$393,227	$322,259

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$17,102	$22,420

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	9,160	10,101
Provision for doubtful accounts	174	206
Deferred tax provision	709	2,641
Loss (gain) on sale or disposal of assets	5	(771)
Share-based compensation expense	1,806	2,006
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(108,969)	(105,465)
Decrease in inventory	32,566	12,751
Decrease in other assets	3,301	3,794
Increase in other liabilities	16,323	9,660
Increase in accrued taxes	6,190	5,172

Total adjustments	(38,735)	(59,905)

Net cash used for operating activities	(21,633)	(37,485)

Cash flows from investing activities:
Purchase of a business	(225)	(10,599)
Final payment of purchase price for a business previously acquired	—	(2,700)
Purchase of property, plant and equipment	(3,606)	(10,731)
Proceeds from sale of assets	13	3,062

Net cash used for investing activities	(3,818)	(20,968)

Cash flows from financing activities:
Payments on long-term obligations	(10,396)	(10,198)
Borrowings on notes payable	341,460	489,290
Repayments on notes payable	(299,510)	(421,890)
Payment of financing transaction costs	—	(621)
Dividends paid	(4,334)	(4,498)
Purchase of treasury stock	—	(16,687)
Proceeds from exercise of stock options	671	433
Tax benefit realized for stock options exercised	—	5

Net cash provided by financing activities	27,891	35,834

Effect of exchange rate changes on cash	—	2

Net increase (decrease) in cash and cash equivalents	2,440	(22,617)

Cash and cash equivalents at beginning of period	2,179	28,109

Cash and cash equivalents at end of period	$4,619	$5,492

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2010 refers to the year ending March 31, 2010.
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
The Company determined that, due to the decline in fiscal 2010 earnings, a triggering event occurred which required testing for impairment of goodwill in the current fiscal quarter. The results of testing indicated that our C.R. Gibson reporting unit, acquired in fiscal year 2008, passed the first step of the test, and therefore no impairment of the goodwill associated with the reporting unit was recognized. However, the testing results also indicated that the fair value of such reporting unit as of the testing date was not substantially in excess of the carrying value of such reporting unit. Goodwill attributed to the CR. Gibson reporting unit totaled approximately $17 million as of December 31, 2009. If the financial results of this reporting unit decline, or if certain economic factors that impact the assumptions in our valuation models change, such as market valuation multiples, borrowing costs and equity risk factors, an impairment of the goodwill associated with the C.R. Gibson reporting unit could be required in the future. The Company will perform its annual goodwill impairment assessment as of the fiscal year end.
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

	December 31,	March 31,
	2009	2009

Raw material	$11,443	$17,533
Work-in-process	10,539	25,437
Finished goods	45,548	57,001

	$67,530	$99,971

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
Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income	$12,700	$16,412	$17,102	$22,420

Denominator:
Weighted average shares outstanding for basic income per common share	9,646	9,734	9,627	10,010
Effect of dilutive stock options	36	62	44	110

Adjusted weighted average shares outstanding for diluted income per common share	9,682	9,796	9,671	10,120

Basic net income per common share	$1.32	$1.69	$1.78	$2.24

Diluted net income per common share	$1.31	$1.68	$1.77	$2.22

Statements of Cash Flows -
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

(2) RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which replaced the previous hierarchy of Generally Accepted Accounting Principles (“GAAP”) and establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The FASB Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date, and on and after its effective date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance was effective for the Company in the second quarter of fiscal 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.
Subsequent Events
In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective for the Company as of June 30, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations. The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was February 3, 2010.
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
Business Combinations
In December 2007, the FASB revised the authoritative guidance for business combinations which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting method. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.
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
(3) SHARE-BASED COMPENSATION
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of December 31, 2009 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At December 31, 2009, 1,082,469 shares were available for grant under the 2004 Plan.

2006 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are exercisable at the rate of 25% per year. At December 31, 2009, 108,000 shares were available for grant under the 2006 Plan.
The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Nine Months
	Ended December 31,
	2009	2008
Expected dividend yield at time of grant	2.98%	2.47%
Expected stock price volatility	54%	37%
Risk-free interest rate	2.92%	3.04%
Expected life of option (in years)	4.2	4.4
Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
The weighted average fair value of stock options granted during the nine months ended December 31, 2009 and 2008 was $7.40 and $7.08, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2009 and 2008 was $16.70 and $27.28, respectively.
As of December 31, 2009, there was $2,161,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2009, there was $1,678,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $594,000 and $616,000 in the quarters ended December 31, 2009 and 2008, respectively, and was $1,806,000 and $2,006,000 for the nine months ended December 31, 2009 and 2008, respectively.
(4) DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized losses of $328,000 and $419,000 were recorded in the quarter and nine months ended December 31, 2009. Realized gains of $1,108,000 and $1,292,000 were recorded in the quarter and nine months ended December 31, 2008. As of December 31, 2009, the notional amount of open foreign currency forward contracts was $6,733,000 and the related unrealized loss was $5,000. There were no open foreign currency forward contracts as of March 31, 2009. We believe we do not have significant counterparty credit risk as of December 31, 2009.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of December 31, 2009 (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet
	Location	Fair Value

Foreign currency forward contracts	Other current liabilities	$5
(5) BUSINESS RESTRUCTURING
On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. During fiscal 2009, there was an increase in the restructuring reserve in the amount of $426,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During the nine months ended December 31, 2009, the Company made payments of $55,000 for costs related to severance. There were no payments made during the quarter ended December 31, 2009. The Company expects to incur additional period expenses related to this restructuring program of approximately $39,000 during the remainder of fiscal 2010.
Selected information relating to the aforementioned restructuring follows (in thousands):

Restructuring reserve as of March 31, 2009	$55
Cash paid — fiscal 2010	(55)

Restructuring reserve as of December 31, 2009	$—

(6) GOODWILL AND INTANGIBLES
The Company performs the required annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2009		March 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Tradenames and trademarks	$25,083	$—	$25,083	$—
Customer relationships	22,057	2,983	21,957	1,860
Non-compete	200	104	500	367
Trademarks	403	145	403	123
Patents	266	44	89	33

	$48,009	$3,276	$48,032	$2,383

Amortization expense related to intangible assets was $401,000 and $386,000 for the quarters ended December 31, 2009 and 2008, respectively, and was $1,193,000 and $1,077,000 for the nine months ended December 31, 2009 and 2008, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2010 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2010	$405
Fiscal 2011	1,612
Fiscal 2012	1,595
Fiscal 2013	1,562
Fiscal 2014	1,550
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
(9) FAIR VALUE MEASUREMENTS:
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2009. There were no foreign currency contracts outstanding as of March 31, 2009.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2009 and March 31, 2009.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of December 31, 2009 and March 31, 2009.
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

The Company’s recurring assets and liabilities recorded at fair value on the consolidated condensed balance sheet are categorized based on the inputs to the valuation techniques as follows:
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of December 31, 2009 and March 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$795	$795	$—	$—
Cash surrender value of life insurance policies	867	—	867	—

Total assets	$1,662	$795	$867	$—

Liabilities
Deferred compensation plans	$795	$795	$—	$—
Foreign exchange contracts	5	—	5	—

Total liabilities	$800	$795	$5	$—

	Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$628	$628	$—	$—
Cash surrender value of life insurance policies	837	—	837	—

Total assets	$1,465	$628	$837	$—

Liabilities
Deferred compensation plans	$628	$628	$—	$—

Total liabilities	$628	$628	$—	$—

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
The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of December 31, 2009, the carrying amount and estimated fair value of long-term debt was $663,000. As of March 31, 2009, the carrying amount of long-term debt was $10,964,000 and the fair value was estimated to be $10,950,000.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 63% of the Company’s prior year sales were attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, ribbons and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn deepened in the fall of calendar 2008 and continues into the current fiscal year as we have experienced slowness or reductions in order patterns by our customers.
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
In recent months, our domestically-manufactured narrow woven ribbon product lines have experienced significant price pressure and the prospect of reduced future sales volume due to competition from low-priced imports from Taiwan and China. Based on its belief that these products may be imported from Taiwan and China at less-than-fair-value and that the imports of these products from China may benefit from governmental subsidies, our Berwick Offray company filed a petition in July 2009 with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) seeking the imposition of antidumping duties on narrow woven ribbon imported from Taiwan and China, and seeking the imposition of countervailing duties on narrow woven ribbon imported from China. We expect that the proceedings before the ITC and Commerce Department will conclude by not later than October 2010. If the petition is successful, duties potentially may be imposed on import shipments that arrived in the U.S. from and after as early as September 15, 2009 for countervailing duties, and from and after as early as approximately mid-December 2009 for antidumping duties. The potential impact of these proceedings is not determinable at this time, but management believes that any impact will not have a material affect on the Company’s consolidated results of operations or financial condition.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and the valuation of share-based awards. Refer to Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets in Note 1 to the consolidated financial statements for information on the goodwill recoverability test completed in the third quarter of fiscal 2010. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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
Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008
Sales for the nine months ended December 31, 2009 decreased 7% to $396,180,000 from $425,930,000 in the nine months ended December 31, 2008 primarily due to reduced customer purchases following weak retail sales in the preceding Christmas selling season. Sales of all occasion products in the current fiscal year have also been negatively impacted by the current economic downturn as retailers replenishment rates were lower than expected. Partially offsetting these declines were sales of businesses acquired since the beginning of last fiscal year, growth in our baby memory products business and improved Halloween sales. Excluding sales of businesses acquired since the beginning of last fiscal year, sales declined 9%.
Cost of sales, as a percentage of sales, was 75% in 2009 and 74% in 2008. The increase was primarily due to lower gross margins on domestically produced Christmas products resulting from competitive pricing pressures and manufacturing inefficiencies, some of which were compounded by difficulties encountered from the implementation of a phase of our enterprise resource planning systems standardization project, partially offset by improved margins on imported seasonal products.
Selling, general and administrative (“SG&A”) expenses decreased $1,120,000, or 2%, from the prior year period primarily related to the benefit of initiatives implemented by the Company to reduce spending, including the impact of a reduction in workforce initiated in March 2009.
Interest expense, net of $1,674,000 in 2009 decreased from interest expense, net of $2,293,000 in 2008 due to lower borrowing levels during the nine months ended December 31, 2009 compared to the same period in the prior year.

Income taxes, as a percentage of income before taxes, were 36% in 2009 and 35% in 2008. The increase in the effective tax rate was primarily due to recognition in the second and third quarters of fiscal 2009 of the favorable settlement of an outstanding tax audit and the lapse of an applicable statute of limitations.
Net income for the nine months ended December 31, 2009 was $17,102,000, or $1.77 per diluted share compared to $22,420,000, or $2.22 per diluted share in 2008. The decrease in net income was primarily the result of reduced Christmas sales volume and lower gross margins on domestically produced Christmas products. Partially offsetting these negative factors were improved gross margins related to imported seasonal products, reduced SG&A expenses primarily related to the impact of cost saving initiatives, and lower interest expense.
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Sales for the three months ended December 31, 2009 decreased 8% to $182,230,000 from $197,122,000 in the three months ended December 31, 2008 primarily due to reduced customer purchases following weak retail sales in the preceding Christmas selling season. Partially offsetting this decline was the impact of sales of a business acquired since the beginning of last year’s third quarter and improved all occasion sales. Excluding sales of a business acquired since the beginning of last year’s third quarter, sales declined 9%.
Cost of sales, as a percentage of sales, was 75% in 2009 and 2008. Substantially offsetting improved gross margins on imported seasonal products were lower margins on domestically produced Christmas products resulting from competitive pricing pressures and manufacturing inefficiencies, some of which were compounded by difficulties encountered from the implementation of a phase of our enterprise resource planning systems standardization project.
SG&A expenses increased $2,694,000, or 12%, from the prior year period primarily due to lower incentive compensation expenses recorded in the same quarter in the prior year.
Interest expense, net of $645,000 in 2009 decreased from interest expense, net of $1,093,000 in 2008 due to lower borrowing levels during the three months ended December 31, 2009 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2009 and 35% in 2008. The increase in the effective tax rate was primarily due to the absence of a benefit recorded in the third quarter of fiscal 2009 following the lapse of an applicable statute of limitations.
Net income for the three months ended December 31, 2009 was $12,700,000, or $1.31 per diluted share compared to $16,412,000, or $1.68 per diluted share in 2008. The decrease in net income for the quarter ended December 31, 2009 was primarily the result of lower Christmas sales volume and lower margins on domestically produced Christmas products and higher SG&A expenses, partially offset by improved gross margins on imported seasonal products.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2009, the Company had working capital of $136,589,000 and stockholders’ equity of $274,593,000. The increase in accounts receivable from March 31, 2009 reflected seasonal billings of current year Christmas accounts receivables, net of current year collections. The decrease in inventories from March 31, 2009 reflects the normal seasonal shipments during the fiscal 2010 shipping season and improved inventory management. The increase in other current liabilities was primarily due to higher accounts payable and increased accruals for income taxes, sales commissions and royalties. The increase in stockholders’ equity from March 31, 2009 was primarily attributable to year-to-date net income, partially offset by payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 75% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $75,000,000 during peak seasonal periods and $25,000,000 during off-peak seasonal periods. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. The Company made its final repayment of 4.48% senior notes in December 2009. At December 31, 2009, the Company’s borrowings consisted of $46,100,000 outstanding under the Company’s short-term credit facilities and the Company has approximately $611,000 of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2009, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$4,920	—	—	—	$4,920
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
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 630 employees as of December 31, 2009, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011.
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
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2009 have not materially changed from March 31, 2009 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On November 18, 2009, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director pursuant to CSS’ 1995 Stock Option Plan for Non-Employee Directors (the “1995 Plan”). The aggregate purchase price for these 6,000 shares of CSS common stock was $85,500, which was paid in cash.
On November 24, 2009, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director under the 1995 Plan. The aggregate purchase price for these 6,000 shares of CSS common stock was $85,500, which was paid in cash.
On November 30, 2009, CSS issued options to purchase 24,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”). The 2006 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2006 to 2010. In accordance with the automatic grant provisions of the 2006 Plan, each of the options granted on November 30, 2009: (i) has an exercise price of $18.55 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2006 Plan, and none was received.
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

CSS INDUSTRIES, INC. (Registrant)
Date: February 3, 2010	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: February 3, 2010	By:	/s/ Clifford E. Pietrafitta
Clifford E. Pietrafitta
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)