Form 10-K
period 2010-03-31
CSS INDUSTRIES INC
filed 2010-06-01
CIK 20629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant is $167,305,009. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2009, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2010 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 19, 2010, there were outstanding 9,678,246 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

INDEX

PART I

Item 1.	Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, gift card holders, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in thirteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). The C.R. Gibson business was acquired on December 3, 2007.

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2010 refers to the fiscal year ended March 31, 2010.

In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. The Company consolidated its accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of integrating the Company’s enterprise resource planning systems standardization project.

In fiscal 2009, CSS completed acquisitions of several businesses that are complementary to its existing businesses. On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iotatm (“iota”). iota is a designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals and stationery kits. On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) which is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone L.C. (“Seastone”) which is a provider of specialty gift card holders.

On May 27, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Designer Dispatch Ribbon, Inc. (“Designer Dispatch Ribbon”). Designer Dispatch Ribbon was a manufacturer of stock and custom ribbon and bows and related products. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

The Company’s goal is to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

Principal Products   CSS designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include gift wrap, gift bags, gift boxes, gift card holders, boxed greeting cards, gift tags, decorative tissue paper, decorations and decorative ribbons and bows. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets all occasion boxed greeting cards, gift wrap, gift bags, gift boxes, gift card holders, decorative and waxed tissue, decorative ribbons and bows, decorative films and foils, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, floral accessories and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores.

Key brands include Paper Magic®, Berwick®, Offray®, Cleo®, C.R. Gibson®, Lion Ribbon Company®, Markings®, Creative Papers®, Tapestry®, Seastone®, Dudley’s®, Don Post Studios®, Eureka®, Learning Playground®, Stickerfitti® and iota®.

CSS operates thirteen manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama, Tennessee and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•	Boxed greeting cards are produced by Asian manufacturers to our specifications. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Gift tags and classroom exchange Valentine products are domestically manufactured or imported from Asian manufacturers. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Domestically distributed products are warehoused in a facility in Pennsylvania.

•	Halloween make-up and Easter egg dye products are manufactured in Asia to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Ribbons and bows are primarily manufactured and warehoused in seven facilities located in Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or imported from Mexico and Asia. Imported woven products are either narrow woven or converted from bulk rolls of wide width textiles. Domestic woven products are narrow woven.

•	Gift wrap is primarily manufactured in one facility in Memphis, Tennessee. Manufacturing includes web printing, finishing, rewinding and packaging. Finished gift wrap products are warehoused and shipped from both the production facility and a separate facility in Memphis. A small portion of gift wrap products are imported from Asia.

•	Memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Florence, Alabama.

•	Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in a facility located in Milford, New Hampshire. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a separate location near the manufacturing facility.

Other products including, but not limited to, decorative tissue paper, gift bags, gift boxes, gift card holders, decorations and school products are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2010 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.

Intellectual Property Rights   CSS has a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with its products. Substantially all of its designs and artwork are protected by copyright. Intellectual property license rights which CSS has obtained are viewed as especially important to the success of its classroom exchange Valentines, stickers and juvenile gift wrap. It is CSS’ view that its operations are not dependent upon any individual patent, tradename, trademark, copyright or intellectual property license. The collective value of CSS’ intellectual property is viewed as substantial and CSS seeks to protect its rights in all patents, copyrights, tradenames, trademarks and intellectual property licenses.

Sales and Marketing   Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta, Las Vegas and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 26% and 10% of total net sales, respectively, during fiscal 2010. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2010. Approximately 59% of the Company’s sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder attributable to all occasion products. Approximately 46% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and card shop channel, as well as by C.R. Gibson’s sales representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.

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

Employees

At May 19, 2010, approximately 2,000 persons were employed by CSS (increasing to approximately 2,800 as seasonal employees are added).

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 650 employees as of May 19, 2010,

CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011.

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

Approximately 59% of our sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder being attributable to all occasion products. Approximately 46% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

A few of our customers are material to our business and operations. Our sales to Wal-Mart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 26% and 10% of our sales, respectively, during our 2010 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2010. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 60% of our sales in our 2010 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

Increases in raw material and energy costs, resulting from general economic conditions, acts of nature, such as hurricanes, earthquakes or pandemics, or other factors, may raise our cost of goods sold and adversely affect our business, results of operations and financial condition.

Paper and petroleum-based materials are essential in the manufacture of our products, and the cost of such materials is significant to our cost of goods sold. Energy costs, especially fuel costs, also are significant expenses in the production and delivery of our products. Increased costs of raw materials or energy resulting from general economic conditions, acts of nature, such as hurricanes, earthquakes or pandemics, or other factors, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our products.

Risks associated with our use of foreign suppliers may adversely affect our business, results of operations and financial condition.

For a large portion of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags, gift boxes, gift card holders, decorative tissue paper, classroom exchange Valentines, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 54% of our sales in fiscal 2010 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays, difficulties in maintaining and monitoring quality control, enforceability of agreed upon contract terms, compliance with United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic or political instability, international public health issues, and restrictions on the repatriation of profits and assets.

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

Many of our largest customers are national and regional retail chains. The retail channel in the United States has experienced significant shifts in market share among competitors in recent years. In addition, leveraged buyouts of certain large retailers in recent years have left these companies with significant levels of debt. Furthermore, affects from the worldwide economic slowdown that began in our 2009 fiscal year, including reduced, delayed or foregone consumer spending and increased difficulty and costs associated with obtaining the financing and capital needed by retailers to operate their businesses, has adversely affected retailers in general, including our key customers. A continuation or worsening of the worldwide economic slowdown, or even an uncertain economic outlook, could further adversely affect our key customers. Our business, results of operations and financial condition may be adversely affected if, as a result of these factors, our customers file for bankruptcy protection and/or cease doing business, significantly reduce the number of stores they operate, significantly reduce their purchases from us, do not pay us for their purchases, or if their payments to us are delayed because of bankruptcy or other factors beyond our control.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war, fuel prices, consumer demand for our products based upon, among other things, consumer trends and the availability of alternative products, and consumer confidence in future economic conditions. The worldwide economic slowdown that began in our 2009 fiscal year, in addition to adversely affecting our customers, has adversely affected consumer spending on discretionary items, including our products, which, in turn, has adversely affected our business, results of operations and financial condition. A continuation or worsening of the worldwide economic slowdown, or even an uncertain economic outlook, could further adversely affect consumer spending on discretionary items, including our products, which, in turn, could further adversely affect our business, results of operations and financial condition. We also routinely utilize new artwork, designs or licensed intellectual property in connection with our products, and our inability to design, select, procure, maintain or sell consumer-desired artwork, designs or licensed intellectual property could adversely affect the demand for our products, which could adversely affect our business, results of operations and financial condition.

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

Our success depends, to a substantial extent, on the ability, experience and performance of our senior management. In order to hire and retain qualified personnel, including our senior management team, we seek to provide competitive compensation programs. Our inability to retain our senior management team, or our inability to attract and retain qualified replacement personnel, may adversely affect us. We also regularly hire a large number of seasonal employees. Any difficulty we may encounter in hiring seasonal employees may result in significant increases in labor costs, which may have an adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected if we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike, or other work stoppage.

Approximately 650 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland and at our gift wrap facilities in Memphis, Tennessee are represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2011. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee will expire on December 31, 2010. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

Employee benefit costs may adversely affect our business, results of operations and financial condition.

We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as healthcare costs of our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because we are unable to determine the impact that newly enacted federal healthcare legislation may have on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to labor and employment, product safety, including regulations enforced by the United States Consumer Products Safety Commission, import and export activities, antitrust issues, taxes, chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the affect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. A failure to comply with applicable laws and regulations, or concerns about product safety, also may lead to a recall or post-manufacture repair of selected products. There is risk that any claims or liabilities, including product liability claims, relating to such noncompliance may exceed, or fall outside the scope of, our insurance coverage. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have an adverse effect on our business, results of operations and financial condition.

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

We are in the process of standardizing our enterprise resource planning systems, master data and business processes across all of our businesses. We believe that this multiple year project, a portion of which we completed in our 2010 fiscal year, will provide a sound, cost effective foundation for our future growth, as well as provide the systems and business process infrastructure for future acquisitions and operating efficiencies. Such an implementation carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Further, we may not be successful in implementing new systems or any new system may not perform as expected. Our inability to successfully implement this project could adversely affect our business, results of operations and financial condition.

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

If our business, results of operations or financial condition is adversely affected as a result of any of the risk factors described above or elsewhere in this annual report on Form 10-K or our other SEC filings, we may be required to incur financial statement charges, such as goodwill impairment charges, which may, in turn, have a further adverse affect on our results of operations and financial condition.

In the fourth quarter of fiscal 2010 we recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in our BOC Design Group and C.R. Gibson reporting units, and partial impairments of trademarks used by such entities. If our business, results of operations or financial condition are adversely affected by one or more circumstances, such as any one or more of the risk factors above or other factors described in this annual report on Form 10-K and elsewhere in our SEC filings, we then may be required under applicable accounting rules to incur additional charges associated with reducing the carrying value on our financial statements of certain assets, such as goodwill.

Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. We perform our required annual assessment as of our fiscal year end. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. We use both a market approach and an income approach to determine the fair value of our reporting units because we believe that the use of multiple valuation techniques results in a more accurate indicator of the fair value of each of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss will be reported.

Other indefinite lived intangible assets, such as our tradenames, also are required to be tested annually. We calculate the fair value of our tradenames using a “relief from royalty payments” methodology. We also review long-lived assets, except for goodwill and indefinite lived intangible assets, for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, we will recognize, for impairment purposes, an amount by which the carrying amount of the assets exceeds the fair value of the assets.

If we are required to incur any of the foregoing financial charges, our results of operations and financial condition may be further adversely affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

		Approximate Square Feet
Location	Use	Owned	Leased

Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	521,000
Memphis, TN	Manufacturing and distribution	—	1,006,000
Memphis, TN	Distribution	—	404,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Hartwell, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Florence, AL	Distribution	—	180,000
Milford, NH	Manufacturing	—	56,000
Milford, NH	Distribution	—	61,000

Total		1,305,000	2,328,000

The Company also owns a former manufacturing facility aggregating approximately 253,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating approximately 217,000 square feet for various marketing and administrative purposes, including approximately 21,000 square feet utilized as an office and showroom in Hong Kong. The Company also owns administrative office space of approximately 6,000 square feet which has been leased to a third party. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

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

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2010 and fiscal 2009.

			Dividends
Fiscal 2010	High	Low	Declared

First Quarter	$23.53	$15.20	$.15
Second Quarter	27.28	18.25	.15
Third Quarter	21.93	17.19	.15
Fourth Quarter	21.85	16.09	.15

			Dividends
Fiscal 2009	High	Low	Declared

First Quarter	$36.83	$23.71	$.15
Second Quarter	30.83	23.30	.15
Third Quarter	25.98	15.15	.15
Fourth Quarter	18.94	10.02	.15

At May 19, 2010, there were approximately 2,230 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2005 through March 31, 2010, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2005 and reinvestment of all dividends).

The peer group utilized consists of American Greetings Corporation, Blyth, Inc., Kid Brands, Inc. (formerly known as Russ Berrie and Company, Inc.), JAKKS Pacific, Inc. and Lifetime Brands, Inc. (the “Peer Group”). The Company selected this group as its Peer Group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this Peer Group will be flawed, because the businesses of the Peer Group companies are in large part different from the Company’s business. In this regard, the Company competes with only certain smaller product lines of American Greetings; Blyth is principally focused on fragranced candle products and related candle accessories, competing only with some of the Company’s products; Lifetime Brands is principally focused on food preparation, tabletop and home décor, competing only with some of the Company’s products; and the other companies principally sell toy and/or juvenile products.

Item 6.	Selected Financial Data.

	Years Ended March 31,
	2010(a)	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$448,450	$482,424	$498,253	$530,686	$525,494
(Loss) income before income taxes	(30,987)	25,890	38,833	36,804	32,716
Net (loss) income	(23,739)	16,986	25,358	23,889	21,841
Net (loss) income per common share:
Basic	$(2.46)	$1.71	$2.36	$2.25	$2.08

Diluted	$(2.46)	$1.70	$2.31	$2.19	$2.00

Balance Sheet Data:
Working capital	$130,897	$114,371	$136,000	$188,309	$161,482
Total assets	281,762	322,259	345,041	343,070	334,149
Current portion of long-term debt	481	10,479	10,246	10,195	10,169
Long-term debt	66	485	10,192	20,392	30,518
Stockholders’ equity	233,045	259,254	262,353	261,110	232,510
Cash dividends declared per common share	$.60	$.60	$.56	$.48	$.48

(a)	In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson, LLC and BOC Design Group (consisting of Berwick Offray LLC and Cleo Inc), and partial impairments of tradenames used by such entities. The foregoing impairment charge was partially offset by an $11,692,000 tax benefit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Approximately 59% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, ribbons and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn deepened in the fall of calendar 2008 and continued through the current fiscal year as we experienced slowness or reductions in order patterns by our customers. In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in the Company’s BOC Design Group and C.R. Gibson reporting units, and partial impairments of trademarks used by such entities. See Note 3 to the consolidated financial statements.

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has helped us to maintain market share in this competitive market. In addition, we are aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its

North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last six fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of integrating the Company’s enterprise resource planning systems standardization project.

In recent months, our domestically-manufactured narrow woven ribbon product lines have experienced significant price pressure and the prospect of reduced future sales volume due to competition from low-priced imports from Taiwan and China. Based on its belief that these competitor products may be imported from Taiwan and China at less-than-fair-value and that the imports of these products from China may benefit from governmental subsidies, our Berwick Offray company filed a petition in July 2009 with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) seeking the imposition of antidumping duties on narrow woven ribbon imported from Taiwan and China, and seeking the imposition of countervailing duties on narrow woven ribbon imported from China. We expect that the proceedings before the ITC and Commerce Department will conclude by not later than August 2010. If the petition is successful, duties potentially may be imposed on import shipments that arrived in the U.S. from and after as early as September 15, 2009 for countervailing duties, and from and after as early as approximately mid-December 2009 for antidumping duties. The potential impact of these proceedings is not determinable at this time, but management believes that any impact will not have a material affect on the Company’s consolidated results of operations or financial condition.

The Company’s all occasion craft, gift card holder, stickers, stationery and memory product lines have higher inherent growth potential due to higher market growth rate. Further, the Company’s all occasion craft, gift card holder, stickers, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.

The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to utilize acquisitions to stimulate further growth.

On May 27, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Designer Dispatch Ribbon for $225,000 in cash. Designer Dispatch Ribbon was a manufacturer of stock and custom ribbon and bows and related products. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

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

On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper for approximately $9,725,000 in cash, including transaction costs of approximately $49,000. Hampshire Paper is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. The acquisition was accounted for as a purchase and was included in the BOC Design Group reporting unit. The excess of cost over fair market value of the net tangible and identifiable intangible assets acquired of $897,000 was recorded as goodwill as of March 31, 2009. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in fiscal 2010 as further described in Note 3 to the consolidated financial statements.

On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iota for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. The amount recorded through March 31, 2010 was immaterial. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals, and stationery kits. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, which is a designer, marketer and distributor of memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. In consideration, the Company paid approximately $73,847,000 in cash, including transaction costs of approximately $200,000. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill as of March 31, 2009. This goodwill and certain identifiable intangible assets were subsequently written off as a result of the Company’s annual impairment testing performed in fiscal 2010 as further described in Note 3 to the consolidated financial statements.

Litigation

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Consolidated net sales for fiscal 2010 decreased 7% to $448,450,000 from $482,424,000 in fiscal 2009. The decrease in net sales was primarily due to reduced customer purchases following weak retail sales in the preceding Christmas selling season. Sales of all occasion products in the current fiscal year have also been negatively impacted by the current economic downturn as retailers replenishment rates were lower than expected. Partially offsetting these declines were sales of businesses acquired since the beginning of last fiscal year and growth in our baby memory products business. Excluding sales of businesses acquired since the beginning of last fiscal year, sales declined 9%.

Cost of sales, as a percentage of net sales, increased to 75% in fiscal 2010 from 74% in fiscal 2009. The increase in cost of sales was primarily due to lower gross margins on domestically produced Christmas products resulting from competitive pricing pressures and manufacturing inefficiencies, some of which were compounded by difficulties encountered from the implementation of a phase of our enterprise resource planning systems standardization project, partially offset by improved margins on imported seasonal products.

Selling, general and administrative (“SG&A”) expenses decreased to $95,667,000 in fiscal 2010 from $96,723,000 in fiscal 2009. The decrease in SG&A expenses is primarily due to lower compensation expense and incentives in fiscal 2010 compared to the prior year.

An impairment of goodwill and intangible assets of $44,315,000 was recorded in fiscal 2010 as a result of the full impairment of goodwill in two of the Company’s reporting units, C.R. Gibson and BOC Design Group, and partial impairments of tradenames used by such entities. See further discussion in Note 3 to the consolidated financial statements. There was no impairment of goodwill and intangible assets in fiscal 2009.

Restructuring expenses were $207,000 in fiscal 2010 and $1,138,000 in fiscal 2009. The decrease in restructuring expenses was due to the absence of costs in the current year related to a reduction in workforce that was announced in the prior year. See Note 4 to the consolidated financial statements for further discussion.

Interest expense, net decreased to $1,885,000 in fiscal 2010 from $2,551,000 in fiscal 2009. The decrease in interest expense, net was primarily due to lower average borrowing levels as a result of cash generated from operations in fiscal 2010 compared to the prior year as acquisitions and stock repurchases required higher average borrowing levels during fiscal 2009.

The loss before income taxes was $30,987,000, or 7% of net sales, in fiscal 2010 compared to income before income taxes of $25,890,000, or 5% of net sales, in fiscal 2009. Excluding the charge related to the impairment of goodwill and intangible assets in fiscal 2010, income before income taxes decreased 49% to $13,328,000 in fiscal 2010 from $25,890,000 in fiscal 2009.

Income taxes, as a percentage of income before taxes, were 23% in fiscal 2010 and 34% in fiscal 2009. The decrease in fiscal 2010 was primarily attributable to a portion of the goodwill impairment being non-deductible for tax purposes.

The net loss for the year ended March 31, 2010 was $23,739,000 compared to net income of $16,986,000 in fiscal 2009. Excluding the charge related to the impairment of goodwill and intangible assets in fiscal 2010, net income decreased 48% to $8,884,000 in fiscal 2010 from $16,986,000 in fiscal 2009 and diluted earnings per share decreased 46% to $0.92 in fiscal 2010 compared to prior year diluted earnings per share of $1.70. This decline in net income was primarily attributable to lower Christmas sales volume and lower margins due to competitive pricing pressures and Christmas product manufacturing inefficiencies combined with difficulties encountered from the implementation of a phase of our enterprise resource planning systems standardization project. Partially offsetting these negative factors were reduced SG&A expenses, lower restructuring expenses, reduced interest expense and an increase in other income.

Reconciliation of Certain Non-GAAP Measures

Management believes that presentation of results of operations adjusted for the affects of non-recurring charges related to the impairment of goodwill and intangible assets provides useful information to investors because it enhances comparability between the reporting periods.

	Year Ended March 31, 2010
	(Loss) Income		Diluted (Loss)
	Before Income	Net (Loss)	Earnings
	Taxes	Income	per Share
	(In thousands, except per share amounts)

As Reported	$(30,987)	$(23,739)	$(2.46)
Impairment of goodwill and intangible assets	44,315	32,623	3.37

Non-GAAP Measurement	$13,328	$8,884	$.92

Diluted earnings per share does not add due to rounding.

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

SG&A expenses of $96,723,000 in fiscal 2009 remained relatively unchanged from $96,703,000 in fiscal 2008. SG&A expenses, as a percentage of net sales, increased to 20% in fiscal 2009 from 19% in fiscal 2008. The increase, as a percentage of net sales, is primarily due to a full year of C.R. Gibson activity and the lower sales base in fiscal 2009. C.R. Gibson, acquired on December 3, 2007, maintains a higher level of SG&A expenses, relative to its sales, than our other businesses. Partially offsetting this increase was lower incentive compensation expense compared to the prior year.

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

Liquidity and Capital Resources

At March 31, 2010, the Company had working capital of $130,897,000 and stockholders’ equity of $233,045,000. Operating activities provided net cash of $48,676,000 in fiscal 2010 compared to $27,921,000 in fiscal 2009. The net loss of $23,739,000 in fiscal 2010 was offset by a non-cash impairment charge of $44,315,000 related to goodwill and intangibles, depreciation and amortization of $12,560,000, a reduction in inventory of $21,245,000, primarily due to improved inventory management, and an increase in accounts payable of $5,263,000. Net cash provided by operating activities in fiscal 2009 consisted primarily of net income of $16,986,000, depreciation and amortization of $13,195,000, a decrease in inventories of $9,127,000, offset by a decrease of $7,477,000 in accrued expenses and other long-term obligations.

Our investing activities used net cash of $3,920,000 in fiscal 2010, as compared to $24,780,000 in fiscal 2009, consisting primarily of capital expenditures of $4,447,000. In fiscal 2009, our investing activities consisted primarily of cash paid of $11,164,000 for the acquisitions of businesses during fiscal 2009 and the final payment of a purchase price for a business acquired in fiscal 2008 in the amount of $2,700,000, as well as capital expenditures of $14,143,000, which included non-recurring costs associated with the enterprise resource planning system integration project.

Our financing activities used net cash of $19,718,000 in fiscal 2010, consisting primarily of a $10,000,000 principal repayment on our Senior Notes, repayments of $4,150,000 on our short term credit facilities and payments of cash dividends of $5,784,000. In fiscal 2009, financing activities used net cash of $29,074,000, consisting primarily of cash paid for the repurchase of our common stock. Under stock repurchase programs previously authorized by the Company’s Board of Directors, the Company repurchased 687,000 shares of the Company’s common stock for $16,687,000 in fiscal 2009 and there were no repurchases of the Company’s common stock by the Company during fiscal 2010. As of March 31, 2010, the Company had 313,000 shares remaining available for repurchase under the Board’s authorization. Also in fiscal 2009, the Company used net cash for a $10,000,000 principal repayment on our Senior Notes and payments of cash dividends of $5,939,000, which was partially offset by borrowings under our short term credit facilities of $4,150,000.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. Reflecting the seasonality of the Company’s business, this facility had a funding limit of $75,000,000 from May 2009 until January 2010, and it has had a funding limit of $25,000,000 since February 2010. This facility is due to expire on July 6, 2010. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. The Company made its final repayment of 4.48% senior notes in December 2009. At March 31, 2010, there were no borrowings outstanding under the Company’s short-term credit facilities. For information concerning these credit facilities, see Note 9 to the consolidated financial statements. In addition, the Company had approximately $496,000 of capital leases outstanding at March 31, 2010.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2010, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Short-term debt	$—	$—	$—	$—	$—
Note payable to seller	51	—	—	—	51
Capital lease obligations	430	66	—	—	496
Operating leases	8,461	8,500	4,628	2,397	23,986
Other long-term obligations(1)	45	463	362	2,120	2,990

	$8,987	$9,029	$4,990	$4,517	$27,523

(1)	Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations is estimated by management.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 8 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.

As of March 31, 2010, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letter of credit	$3,336	$—	$—	$—	$3,336

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and guarantee the funding of obligations to a certain vendor. The Company has no financial guarantees or other similar arrangements with any third parties or related parties other than its subsidiaries.

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

Goodwill

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. Goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Company performs its required annual assessment as of the fiscal year end. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and a terminal value projected for each reporting unit. The income approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. Changes to our judgments regarding assumptions and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson and BOC Design Group, and partial impairments of tradenames used by such entities. See Note 3 to the consolidated financial statements for further discussion.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense or benefit (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant and equipment, and valuation of inventories. Temporary differences and operating loss and credit carryforwards result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we would record additional tax expense in the accompanying consolidated statements of operations. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Share-Based Compensation

The Company accounts for its share-based compensation using a fair-value based recognition method. Share-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility and the expected option life.

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

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions to stimulate further growth; the expected future impact of legal proceedings and changes in accounting principles; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; strengthened product lines and new product initiatives; and the Company’s anticipation that quarterly cash dividends will continue to be paid in the future. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s enterprise resource planning systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit, a change in either the lender’s base rate or the London Interbank Offered Rate (LIBOR) would affect the rate at which the Company could borrow funds thereunder. Based on average borrowings under these credit facilities of $40,889,000 for the year ended March 31, 2010, a 1% increase or decrease in floating interest rates would have increased or decreased annual interest expense by approximately $409,000. Based on an average cash balance of $7,766,000 for the year ended March 31, 2010, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $78,000.

Foreign Currency Risk

Approximately 2% of the Company’s sales in fiscal 2010 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8.	Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 14 to the consolidated financial statements, effective April 1, 2008, CSS Industries, Inc. adopted EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (incorporated into Accounting Standards Codification (ASC) Topic 715, “Compensation — Retirement Benefits”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

May 28, 2010
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,217	$2,179
Accounts receivable, net of allowances of $4,742 and $5,166	45,711	43,741
Inventories	78,851	99,971
Deferred income taxes	6,165	5,758
Assets held for sale	1,363	1,363
Other current assets	15,986	15,295

Total current assets	175,293	168,307

NET PROPERTY, PLANT AND EQUIPMENT	47,786	54,942

DEFERRED INCOME TAXES	5,439	—

OTHER ASSETS
Goodwill	17,233	49,258
Intangible assets, net of accumulated amortization of $3,676 and $2,383	32,027	45,649
Other	3,984	4,103

Total other assets	53,244	99,010

Total assets	$281,762	$322,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$4,150
Current portion of long-term debt	481	10,479
Accounts payable	19,595	14,332
Accrued income taxes	555	72
Accrued payroll and other compensation	7,691	5,677
Accrued customer programs	8,380	9,909
Accrued other expenses	7,694	9,317

Total current liabilities	44,396	53,936

LONG-TERM DEBT, NET OF CURRENT PORTION	66	485

OTHER LONG-TERM OBLIGATIONS	4,255	4,376

DEFERRED INCOME TAXES	—	4,208

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2010 and 2009	1,470	1,470
Additional paid-in capital	49,295	46,813
Retained earnings	321,510	352,674
Accumulated other comprehensive loss, net of tax	(74)	(81)
Common stock in treasury, 5,027,306 and 5,097,753 shares, at cost	(139,156)	(141,622)

Total stockholders’ equity	233,045	259,254

Total liabilities and stockholders’ equity	$281,762	$322,259

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)

NET SALES	$448,450	$482,424	$498,253

COSTS AND EXPENSES
Cost of sales	337,852	356,115	360,708
Selling, general and administrative expenses	95,667	96,723	96,703
Impairment of goodwill and intangible assets	44,315	—	—
Restructuring expenses, net	207	1,138	1,717
Interest expense, net of interest income of $14, $137 and $1,163	1,885	2,551	974
Other (income) expense, net	(489)	7	(682)

	479,437	456,534	459,420

(LOSS) INCOME BEFORE INCOME TAXES	(30,987)	25,890	38,833
INCOME TAX (BENEFIT) EXPENSE	(7,248)	8,904	13,475

NET (LOSS) INCOME	$(23,739)	$16,986	$25,358

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(2.46)	$1.71	$2.36

Diluted	$(2.46)	$1.70	$2.31

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(23,739)	$16,986	$25,358
Foreign currency translation adjustment	—	3	2
Postretirement medical plan, net of tax	7	6	(91)

Comprehensive (loss) income	$(23,732)	$16,995	$25,269

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(23,739)	$16,986	$25,358
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,560	13,195	13,218
Impairment of goodwill and intangible assets	44,315	—	—
Provision for doubtful accounts	110	525	5
Asset impairments	—	—	1,222
Deferred tax (benefit) provision	(10,054)	3,244	2,622
Gain on sale or disposal of assets	(20)	(925)	(386)
Share-based compensation expense	2,323	2,632	2,830
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(2,080)	(4,012)	9,204
Decrease (increase) in inventories	21,245	9,127	(10,737)
(Increase) decrease in other assets	(738)	537	(1,274)
Increase (decrease) in accounts payable	5,263	(3,943)	(196)
Increase (decrease) in accrued income taxes	370	(1,968)	3,493
Decrease in accrued expenses and other long-term obligations	(879)	(7,477)	(3,665)

Net cash provided by operating activities	48,676	27,921	41,694

Cash flows from investing activities:
Purchase of businesses, net of cash received of $2 in 2008	(225)	(11,164)	(71,145)
Final payment of purchase price for a business previously acquired	—	(2,700)	—
Purchase of property, plant and equipment	(4,447)	(14,143)	(8,330)
Proceeds from sale of assets	752	3,227	3,092

Net cash used for investing activities	(3,920)	(24,780)	(76,383)

Cash flows from financing activities:
Payments on long-term debt obligations	(10,609)	(10,417)	(10,149)
Borrowings on notes payable	346,405	545,385	186,900
Payments on notes payable	(350,555)	(541,235)	(186,900)
Payment of financing transaction costs	—	(621)	—
Dividends paid	(5,784)	(5,939)	(5,983)
Purchase of treasury stock	—	(16,687)	(25,449)
Proceeds from exercise of stock options	825	435	3,936
Tax benefit realized for stock options exercised	—	5	350

Net cash used for financing activities	(19,718)	(29,074)	(37,295)

Effect of exchange rate changes on cash and cash equivalents	—	3	2

Net increase (decrease) in cash and cash equivalents	25,038	(25,930)	(71,982)
Cash and cash equivalents at beginning of period	2,179	28,109	100,091

Cash and cash equivalents at end of period	$27,217	$2,179	$28,109

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
	(In thousands, except share and per share amounts)

BALANCE, APRIL 1, 2007	—	$—	14,703,084	$1,470	$40,680	$325,246	$(1)	(3,857,571)	$(106,285)	$261,110
Tax benefit associated with exercise of stock options	—	—	—	—	640	—	—	—	—	640
Share-based compensation expense	—	—	—	—	2,830	—	—	—	—	2,830
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,933)	—	167,670	5,869	3,936
Increase in treasury shares	—	—	—	—	—	—	—	(747,424)	(25,449)	(25,449)
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Cash dividends ($.56 per common share)	—	—	—	—	—	(5,983)	—	—	—	(5,983)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(91)	—	—	(91)
Net income	—	—	—	—	—	25,358	—	—	—	25,358

BALANCE, MARCH 31, 2008	—	—	14,703,084	1,470	44,150	342,688	(90)	(4,437,325)	(125,865)	262,353
Cumulative effect of adoption of EITF 06-10	—	—	—	—	—	(566)	—	—	—	(566)
Tax benefit associated with exercise of stock options	—	—	—	—	31	—	—	—	—	31
Share-based compensation expense	—	—	—	—	2,632	—	—	—	—	2,632
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(495)	—	26,572	930	435
Increase in treasury shares	—	—	—	—	—	—	—	(687,000)	(16,687)	(16,687)
Foreign currency translation adjustment	—	—	—	—	—	—	3	—	—	3
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,939)	—	—	—	(5,939)
Postretirement medical plan, net of tax	—	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	16,986	—	—	—	16,986

BALANCE, MARCH 31, 2009	—	—	14,703,084	1,470	46,813	352,674	(81)	(5,097,753)	(141,622)	259,254
Tax benefit associated with exercise of stock options	—	—	—	—	159	—	—	—	—	159
Share-based compensation expense	—	—	—	—	2,323	—	—	—	—	2,323
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,641)	—	70,447	2,466	825
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,784)	—	—	—	(5,784)
Postretirement medical plan, net of tax	—	—	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	(23,739)	—	—	—	(23,739)

BALANCE, MARCH 31, 2010	—	$—	14,703,084	$1,470	$49,295	$321,510	$(74)	(5,027,306)	$(139,156)	$233,045

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include gift wrap, gift bags, gift boxes, gift card holders, boxed greeting cards, gift tags, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in thirteen facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities.

The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). The C.R. Gibson business was acquired on December 3, 2007. In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of integrating the Company’s enterprise resource planning systems standardization project.

Approximately 650 of its 2,000 employees (increasing to approximately 2,800 as seasonal employees are added) are represented by labor unions. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2011.

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

Inventories

The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $996,000 and $711,000 at March 31, 2010 and 2009, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $854,000 and $851,000 at March 31, 2010 and 2009, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2010	2009

Raw material	$12,696	$17,533
Work-in-process	20,881	25,437
Finished goods	45,274	57,001

	$78,851	$99,971

Assets Held for Sale

Assets held for sale in the amount of $1,363,000 at March 31, 2010 and 2009 represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2010	2009

Land	$2,508	$2,608
Buildings, leasehold interests and improvements	45,165	44,803
Machinery, equipment and other	147,305	149,410

	194,978	196,821
Less — Accumulated depreciation	(147,192)	(141,879)

Net property, plant and equipment	$47,786	$54,942

Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other (income) expense, net with the exception of a gain of $761,000 recorded in fiscal 2009 related to the sale of two facilities associated with a restructuring program (see Note 4). Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

The Company leased $1,125,000 of computer equipment and $184,000 of trucks (which had total accumulated amortization of $712,000) under capital leases as of March 31, 2010. As of March 31, 2009, the Company leased $1,031,000 of computer equipment and $183,000 of trucks (which had total accumulated amortization of $239,000) under capital leases as of March 31, 2009. The amortization of capitalized assets is included in depreciation expense. Depreciation expense was $10,967,000, $10,936,000 and $12,604,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

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

In the fourth quarter of fiscal 2010, 2009 and 2008, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. Refer to Note 3 for the results of the annual impairment testing performed in fiscal 2010. The Company determined that no impairment existed in fiscal 2009 and 2008.

Derivative Financial Instruments

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. Derivatives are not used for trading or speculative activities.

The Company recognizes all derivatives on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive (loss) income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions.

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2010 and 2009.

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

Uncertain tax positions are recognized and measured under provisions in ASC 740. These provisions require that the Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. See Note 8 for further discussion.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Product Development Costs

Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. For seasonal products, the Company typically begins to incur product development costs approximately 18 to 20 months before the applicable holiday event. Historically, these costs have been amortized monthly over the selling season, which is generally within two to four months of the holiday event. Development costs related to all occasion products are incurred within a period beginning six to nine months prior to the applicable sales period. Historically, these costs generally have been amortized over a six to twelve month selling period. During fiscal 2010, the Company revised the period to two years over which certain product development costs are amortized to better align with the period over which the Company expects to utilize these assets. The expense of certain product development costs that are related to the manufacturing process are recorded in cost of sales while the portion that relates to creative and selling efforts are recorded in selling, general and administrative expenses.

Product development costs capitalized as of March 31, 2010 and 2009 were $6,747,000 and $7,368,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $10,009,000, $9,809,000 and $9,194,000 was recognized in the years ended March 31, 2010, 2009 and 2008, respectively.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Shipping and handling costs are reported in cost of sales in the consolidated statements of operations.

Share-Based Compensation

Effective April 1, 2006, the Company used the modified prospective transition method, and began accounting for its share-based compensation using a fair-value based recognition method. Share-based compensation cost is estimated at the grant date based on a fair-value model. Calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility and expected option life.

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

Net (Loss) Income Per Common Share

The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share for the years ended March 31, 2010, 2009 and 2008.

	For the Years Ended March 31,
	2010	2009	2008
	(In thousands, except
	per share amounts)

Numerator:
Net (loss) income	$(23,739)	$16,986	$25,358

Denominator:
Weighted average shares outstanding for basic (loss) income per common share	9,637	9,909	10,732
Effect of dilutive stock options	—	81	261

Adjusted weighted average shares outstanding for diluted (loss) income per common share	9,637	9,990	10,993

Basic net (loss) income per common share	$(2.46)	$1.71	$2.36

Diluted net (loss) income per common share	$(2.46)	$1.70	$2.31

Options on 942,000 shares, 1,434,000 shares and 232,000 shares of common stock were not included in computing diluted net (loss) income per common share for the years ended March 31, 2010, 2009 and 2008, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2010	2009	2008
	(In thousands)

Cash paid during the year for:
Interest	$1,892	$2,896	$2,413

Income taxes	$3,036	$7,741	$8,445

Details of acquisitions:
Fair value of assets acquired	$225	$11,560	$82,442
Liabilities assumed	—	296	8,595

Net assets acquired	225	11,264	73,847
Amount due seller	—	100	2,700

Cash paid	225	11,164	71,147
Less cash acquired	—	—	2

Net cash paid for acquisitions	$225	$11,164	$71,145

(2)	BUSINESS ACQUISITIONS

On May 27, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Designer Dispatch Ribbon, Inc. (“Designer Dispatch Ribbon”) for $225,000 in cash. Designer Dispatch Ribbon was a manufacturer of stock and custom ribbon and bows and related products. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

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

On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) for approximately $9,725,000 in cash, including transaction costs of approximately $49,000. Hampshire Paper is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. The acquisition was accounted for as a purchase and was included in the BOC Design Group reporting unit. The excess of cost over fair market value of the net tangible and identifiable intangible assets acquired of $897,000 was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2009. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in fiscal 2010 as further described in Note 3.

On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iotatm (“iota”) for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. The amount recorded through March 31, 2010 was immaterial. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a designer, manufacturer and marketer of stationery products such as notecards, gift wrap, journals, and stationery kits. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2009 (in thousands):

Currents assets	$5,418
Property, plant and equipment	593
Intangible assets	4,652
Goodwill	897

Total assets acquired	11,560

Current liabilities	205
Other long-term obligations	91

Total liabilities assumed	296

Net assets acquired	$11,264

On December 3, 2007, the Company completed the acquisition of substantially all of the business and assets of C.R. Gibson, Inc. (“C.R. Gibson”), through a newly-formed subsidiary, C.R. Gibson, LLC, for approximately $73,847,000 in cash, including transaction costs of approximately $200,000. In the first quarter of fiscal 2009, $2,700,000 of the purchase price was paid as settlement of an obligation assumed as contemplated in the Asset Purchase Agreement. C.R. Gibson, headquartered in Nashville, Tennessee, is a designer, marketer and distributor of memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. The acquisition was accounted for as a purchase and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $17,409,000 was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2009. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in fiscal 2010 as further described in Note 3.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition in fiscal 2008 (in thousands):

Current assets	$25,470
Property, plant and equipment	963
Intangible assets	38,600
Goodwill	17,409

Total assets acquired	82,442

Current liabilities	8,595

Total liabilities assumed	8,595

Net assets acquired	$73,847

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual review of goodwill and indefinite lived intangibles in the fourth quarter of each fiscal year. However, in the third quarter of fiscal 2010, the Company determined that, due to the decline in fiscal 2010 earnings, a triggering event occurred which required testing for impairment of goodwill in that fiscal quarter. The results of testing indicated that the C.R. Gibson reporting unit, acquired in fiscal 2008, passed the first step of the test and, therefore, no impairment of the goodwill associated with the reporting unit was recognized. However, the testing results also indicated that the fair value of the reporting unit as of the testing date was not substantially in excess of the carrying value. The Company disclosed in its quarterly report on Form 10-Q for the third quarter of fiscal 2010 that if the financial results of this reporting unit decline, or if there are changes in certain

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic factors that impact the assumptions in our valuation models change, such as market valuation multiples, borrowing costs and equity risk factors, an impairment of the goodwill associated with the C.R. Gibson reporting unit could be required in the future.

Upon performing our annual impairment test in the fourth quarter of fiscal 2010, we determined that the C.R. Gibson reporting unit, as well as the BOC Design Group reporting unit, had a fair market value which was less than the carrying value and, therefore, failed step one of the test. The factors that led to failing step one of the test included a deterioration of the financial performance in these reporting units during the fourth quarter of fiscal 2010 as well as a decline in the outlook for future periods. There were no major changes in key assumptions between the third and fourth quarter tests that impacted the valuation models other than earnings results for the current year and forecasted earnings. The second step of the test resulted in the Company recording a non-cash pre-tax goodwill impairment charge of $17,409,000 for the C.R. Gibson reporting unit and $14,616,000 for the BOC Design Group reporting unit.

During the fourth quarter annual impairment test of indefinite-lived tradenames performed in fiscal 2010, the Company determined that the carrying value of the C.R. Gibson tradename exceeded its fair value. The decline in the fair value of the C.R. Gibson tradename was due to the same circumstances as those that caused the goodwill impairment for the C.R. Gibson reporting unit. The Company recorded a non-cash pre-tax tradename impairment charge of $8,000,000 related to the C.R. Gibson tradename.

Additionally, the Company determined that it would discontinue the use of the indefinite-lived tradename related to the Crystal branded bag and tissue products. The Company’s determination to discontinue the tradename is part of a strategic decision made by management to streamline the use of product branding within the Company’s portfolio of products. In the future, the bag and tissue products will use the Berwick tradename. As a result, the Company recorded a non-cash pre-tax charge of $4,290,000 related to the Crystal tradename.

The change in the carrying amount of goodwill and indefinite lived intangible assets for the year ended March 31, 2010 is as follows (in thousands):

		Tradenames
	Goodwill	and Trademarks

Balance as of March 31, 2009	$49,258	$25,083
Impairment charge	(32,025)	(12,290)

Balance as of March 31, 2010	$17,233	$12,793

The change in the gross carrying amount of other intangible assets for the year ended March 31, 2010 is as follows (in thousands):

	Customer
	Relationships	Patents

Balance as of March 31, 2009	$21,957	$89
Acquisition of Designer Dispatch Ribbon	100	—
Seastone royalty earn-out	—	161

Balance as of March 31, 2010	$22,057	$250

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2010 and 2009 is as follows (in thousands):

	March 31, 2010		March 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$25,083	$—
Customer relationships	22,057	3,358	21,957	1,860
Non-compete	200	117	500	367
Trademarks	403	153	403	123
Patents	250	48	89	33

	$35,703	$3,676	$48,032	$2,383

The weighted-average amortization period of customer relationships, trademarks and patents are 7 years, 10 years and 10 years, respectively.

Amortization expense was $1,593,000 for fiscal 2010, $1,458,000 for fiscal 2009 and $474,000 for fiscal 2008. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2011	$1,609
Fiscal 2012	1,593
Fiscal 2013	1,559
Fiscal 2014	1,559
Fiscal 2015	1,541

The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. The Company performed a recoverability test during the fourth quarter of fiscal 2010, 2009 and 2008 using an undiscounted cash flow approach on certain long lived assets that yielded no impairment.

(4)	BUSINESS RESTRUCTURING

During fiscal 2009, the Company reduced its workforce to improve efficiency and to a lesser extent as a result of the consolidation of various back office operations among its subsidiaries. Involuntary termination benefits offered to terminated employees were under the Company’s pre-existing severance program. The Company recorded approximately $1,321,000 in employee severance charges during fiscal 2009 and the remaining liability of $1,015,000 was classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2009. During the year ended March 31, 2010, the Company made payments of $971,000 for costs related to severance. During fiscal 2010, there was a reduction in the restructuring accrual of $44,000 for costs that were less than originally estimated.

On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company has increasingly shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. Under the restructuring plan, both facilities were closed as of March 31, 2008. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property,

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter ended December 31, 2008, the Company sold two facilities associated with this restructuring program and recognized a gain of $761,000 related to this sale of assets. During fiscal 2009, there was an increase in the restructuring reserve in the amount of $426,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During the year ended March 31, 2010, the Company made payments of $55,000 for costs related to severance.

Selected information relating to the fiscal 2008 restructuring follows (in thousands):

	Termination	Other
	Costs	Costs	Total

Restructuring reserve as of March 31, 2008	$309	$10	$319
Cash paid — fiscal 2009	(690)	—	(690)
Charges to expense — fiscal 2009	436	(10)	426

Restructuring reserve as of March 31, 2009	55	—	55
Cash paid — fiscal 2010	(55)	—	(55)

Restructuring reserve as of March 31, 2010	$—	$—	$—

(5)	TREASURY STOCK TRANSACTIONS

Under stock repurchase programs authorized by the Company’s Board of Directors, the Company repurchased 687,000 shares of the Company’s common stock for $16,687,000 in fiscal 2009 and 747,424 shares of the Company’s common stock for $25,449,000 in fiscal 2008. There were no repurchases of the Company’s common stock by the Company during fiscal 2010. As of March 31, 2010, the Company had 313,000 shares remaining available for repurchase under the Board’s authorization.

(6)	SHARE-BASED PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of March 31, 2010 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At March 31, 2010, 1,118,669 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options to purchase up to 200,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted and commencing one year after the date of grant, options begin vesting and are excisable at the rate of 25% per year. At March 31, 2010, 108,000 shares were available for grant under the 2006 Plan.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the modified prospective transition method to account for its share-based compensation. Under that transition method, stock compensation cost recognized in fiscal 2010, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of April 1, 2006, based on the estimated grant date fair value (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value, and (c) compensation cost for all share-based payments modified, repurchased, or cancelled subsequent to April 1, 2006. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.

Stock Options

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $1,797,000, $2,460,000 and $2,830,000 in the years ended March 31, 2010, 2009 and 2008, respectively, and the associated future income tax benefit recognized was $653,000, $843,000 and $775,000 in the years ended March 31, 2010, 2009 and 2008, respectively.

The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) were presented as financing cash flows in the consolidated statements of cash flows.

Activity and related information pertaining to stock options for the years ended March 31, 2010, 2009 and 2008 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Options	Price	Contractual Life	Value

Outstanding at April 1, 2007	1,508,110	$26.94
Granted	234,000	34.41
Exercised	(175,245)	24.17
Forfeited/cancelled	(43,775)	29.14

Outstanding at March 31, 2008	1,523,090	28.34
Granted	98,000	24.00
Exercised	(29,622)	18.27
Forfeited/cancelled	(145,270)	28.82

Outstanding at March 31, 2009	1,446,198	28.20
Granted	96,210	20.15
Exercised	(123,783)	15.55
Forfeited/cancelled	(296,962)	31.77

Outstanding at March 31, 2010	1,121,663	$27.96	2.2 years	$772,000

Exercisable at March 31, 2010	819,283	$28.27	1.7 years	$649,000

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended March 31,
	2010	2009	2008

Expected dividend yield at time of grant	2.98%	2.64%	1.64%
Expected stock price volatility	54%	38%	30%
Risk-free interest rate	2.92%	2.96%	4.20%
Expected life of option (in years)	4.2	4.3	4.3

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 was $7.40, $6.77, and $9.30 per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2010, 2009 and 2008 was $611,000, $252,000, and $2,512,000, respectively.

As of March 31, 2010, there was $1,755,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

Compensation cost related to time-vested RSUs recognized in operating results (included in selling, general and administrative expenses) was $526,000 and $172,000 in the years ended March 31, 2010 and 2009, respectively, and the associated future income tax benefit recognized was $191,000 and $60,000 in the years ended March 31, 2010 and 2009, respectively. For the performance-based RSUs that were issued in the first quarter of fiscal 2009, there was no compensation cost recognized in the year ended March 31, 2009 as it was subsequently determined in the third quarter of fiscal 2009 that the performance measures associated with these RSUs were improbable of achievement. There were no issuances of performance-based RSUs prior to fiscal 2009 and none were issued in fiscal 2010. All RSUs granted during fiscal 2010 were subject solely to service-based vesting conditions.

Activity and related information pertaining to RSUs for the years ended March 31, 2010 and 2009 was as follows:

	Number	Weighted Average	Weighted Average
	of RSUs	Fair Value	Contractual Life

Outstanding at April 1, 2008	—	$—
Granted	58,150	25.70
Exercised	—	—
Forfeited/cancelled	(9,800)	26.02

Outstanding at March 31, 2009	48,350	25.63
Granted	98,760	16.70
Exercised	—	—
Forfeited/cancelled	(18,940)	20.41

Outstanding at March 31, 2010	128,170	$19.52	4.7 years

The fair value of each RSU granted was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, there was $1,397,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.

(7)	RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2010. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2010, 2009 and 2008 was $112,000, $128,000 and $2,884,000, respectively.

Postretirement Medical Plan

The Company’s Cleo subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan is unfunded and was frozen to new participants prior to Crystal’s acquisition by the Company.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	2010	2009

Benefit obligation at beginning of year	$1,022	$1,037
Interest cost	62	60
Actuarial gain	(8)	(7)
Benefits paid	(80)	(68)

Benefit obligation recognized in the consolidated balance sheet	$996	$1,022

The net loss recognized in accumulated other comprehensive loss at March 31, 2010 was $78,000, net of tax, and the actuarial loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2011 is approximately $2,000.

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2010, 2009 and 2008 were a discount rate of 6% (6.25% for 2009 and 6% for 2008) and assumed health care cost trend rates of 13% (14% for 2009 and 15% for 2008) trending down to an ultimate rate of 5% in 2018.

Net periodic pension and postretirement medical costs were $62,000, $60,000 and $48,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

(8)	INCOME TAXES

(Loss) income from operations before income tax (benefit) expense was as follows (in thousands):

	For the Years Ended March 31,
	2010	2009	2008

United States	$(41,157)	$18,478	$22,281
Foreign	10,170	7,412	16,552

	$(30,987)	$25,890	$38,833

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provision for U.S. federal, state and foreign taxes on (loss) income (in thousands):

	For the Years Ended March 31,
	2010	2009	2008

Current:
Federal	$1,099	$4,451	$8,147
State	29	(14)	(311)
Foreign	1,678	1,223	3,017

	2,806	5,660	10,853

Deferred:
Federal	(9,439)	2,994	2,344
State	(615)	250	278

	(10,054)	3,244	2,622

	$(7,248)	$8,904	$13,475

The differences between the statutory and effective federal income tax rates on (loss) income before income taxes were as follows:

	For the Years Ended March 31,
	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	.4	1.3	.8
Tax exempt interest income	—	(.1)	(.7)
Changes in tax reserves and valuation allowance	.5	(1.4)	.1
Nondeductible goodwill	(13.6)	—	—
Other, net	1.1	(.4)	(.5)

	23.4%	34.4%	34.7%

The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $159,000 in fiscal 2010, $31,000 in fiscal 2009 and $640,000 in fiscal 2008.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009

Deferred income tax assets:
Accounts receivable	$229	$225
Inventories	4,155	3,947
Accrued expenses	3,316	3,434
State net operating loss and credit carryforwards	5,583	5,217
Share-based compensation	3,746	2,326
Intangibles	7,061	—

	24,090	15,149
Valuation allowance	(6,325)	(5,217)

	17,765	9,932

Deferred income tax liabilities:
Property, plant and equipment	3,257	2,302
Intangibles	—	3,219
Unremitted earnings of foreign subsidiaries	2,538	2,211
Other	366	650

	6,161	8,382

Net deferred income tax asset	$11,604	$1,550

At March 31, 2010 and 2009, the Company had potential state income tax benefits of $6,325,000 (net of federal tax of $3,406,000) and $5,217,000 (net of federal tax of $2,809,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2030. These benefits were fully offset by a valuation allowance as the Company believes it is more likely than not that the deferred tax assets will not be realized through future taxable earnings or implementation of tax planning strategies.

Uncertain tax positions are recognized and measured under provisions in ASC 740. These provisions require that the Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31,
	2010	2009

Gross unrecognized tax benefits at April 1	$1,245	$1,987
Additions based on tax positions related to the current year	205	119
Additions for tax positions of prior years	—	85
Reductions for tax positions of prior years	—	(115)
Reductions relating to settlements with taxing authorities	(13)	(460)
Reductions as a result of a lapse of the applicable statute of limitations	(392)	(371)

Gross unrecognized tax benefits at March 31	$1,045	$1,245

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of gross unrecognized tax benefits at March 31, 2010 of $1,045,000 was classified in other long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $705,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $265,000 of interest and penalties are accrued at March 31, 2010, $72,000 of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s March 31, 2005 through March 31, 2007 federal tax returns were examined and settled with the Internal Revenue Service after minor adjustments. State and foreign income tax returns remain open back to March 31, 2004 in major jurisdictions in which the Company operates.

(9)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	March 31,
	2010	2009

4.48% Senior Notes due December 13, 2009	$—	$10,000
Other	547	964

	547	10,964
Less — current portion	(481)	(10,479)

	$66	$485

On December 13, 2002, the Company issued $50,000,000 of 4.48% Senior Notes due December 13, 2009 (the “Senior Notes”). The Senior Notes were payable ratably over five years, beginning at the end of the third year of the seven year term of the agreement. The Company made its final repayment of Senior Notes in December 2009.

On November 21, 2008, the Company replaced its $50,000,000 revolving credit facility, which was due to expire on April 23, 2009, with a new $110,000,000 revolving credit facility with four banks. This facility expires on November 20, 2011. The loan agreement contains provisions to increase or reduce the interest pricing spread based on a measure of the Company’s leverage. At the Company’s option, interest on the facility currently accrues at (a) the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 1.25% or (b) the greater of (1) the prime rate (2) the federal funds open rate plus 0.5%, and (3) the daily LIBOR plus 1.25%. The revolving credit facility provides for commitment fees of 0.3% per annum on the daily average of the unused commitment, subject to adjustment based on a measure of the Company’s leverage. The loan agreement also contains covenants, the most restrictive of which pertain to the ratio of operating cash flow to fixed charges, the ratio of debt to operating cash flow and limitations on capital expenditures. As of March 31, 2010, there were no amounts outstanding under this revolving credit facility and there was $1,200,000 outstanding as of March 31, 2009. The Company is in compliance with all financial debt covenants as of March 31, 2010.

On November 21, 2008, the Company also entered into an amendment to decrease its existing $100,000,000 accounts receivable facility to $75,000,000. As of March 31, 2010, this facility had an expiration date of May 7, 2010, subject to earlier termination in the event of termination of the commitments of the back-up purchasers. The agreement permits the sale (and repurchase) of an undivided interest in an accounts receivable pool. Reflecting the seasonality of the Company’s business, the facility had a funding limit of $75,000,000 from May 2009 until January 2010, and it has had a funding limit of $25,000,000 since February 1, 2010. Under this arrangement, the Company sells, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned special purpose

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary (the “SPS”), which in turn has the option to sell, on an ongoing basis and without recourse, to a commercial paper issuer an undivided percentage interest in the pool of accounts receivable. Under the agreement, new trade receivables are automatically sold to the SPS and become a part of the receivables pool. Financing costs for amounts funded under this facility are based on a variable commercial paper rate plus 1.5% and commitment fees of 0.5% per annum on the unused commitment are also payable under the facility. In addition, if the daily amount outstanding is less than 50% of the seasonally adjusted funding limit, an additional commitment fee of 0.25% per annum will also be payable under the facility. As of March 31, 2010, there were no amounts outstanding under this arrangement and $2,950,000 outstanding as of March 31, 2009.

Subsequent to year end, the Company entered into an extension of the aforementioned accounts receivable securitization facility through July 6, 2010, although it may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. As extended, the facility continues to have a $25,000,000 funding limit.

The weighted average interest rate under the revolving credit facilities for the years ended March 31, 2010, 2009 and 2008, was 4.12%, 4.07% and 7.43%, respectively. The average and peak borrowings were $40,889,000 and $97,140,000, respectively for the year ended March 31, 2010, and $50,372,000 and $129,230,000, respectively, for the year ended March 31, 2009. Additionally, outstanding letters of credit under the revolving credit facilities totaled $3,336,000 at March 31, 2010 and $4,100,000 at March 31, 2009. These letters of credit guarantee funding of workers compensation claims and guarantee the funding of obligations to a certain vendor.

The Company leases certain computer equipment and trucks under capital leases. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows (in thousands):

2011	$436
2012	67

Total minimum lease obligations	503
Less amount representing interest	(7)

Present value of future minimum lease obligations	$496

The Company also has a note payable due to the seller of an acquired business of approximately $51,000 and $100,000 at March 31, 2010 and 2009, respectively.

Long-term debt, including capital lease obligations, matures as follows (in thousands):

2011	$481
2012	66

Total	$547

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2011	$8,461
2012	5,125
2013	3,375
2014	2,468
2015	2,160
Thereafter	2,397

Total	$23,986

Rent expense was $9,509,000, $10,229,000 and $8,405,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2010 and 2009.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2010 and 2009.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2010 and 2009.

To increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board (“FASB”) established a fair value hierarchy that prioritizes the inputs to valuation techniques, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2010 and 2009.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Marketable securities	$821	$821	$—	$—
Cash surrender value of life insurance policies	863	—	863	—

Total assets	$1,684	$821	$863	$—

Liabilities
Deferred compensation plans	$821	$821	$—	$—

Total liabilities	$821	$821	$—	$—

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Marketable securities	$628	$628	$—	$—
Cash surrender value of life insurance policies	837	—	837	—

Total assets	$1,465	$628	$837	$—

Liabilities
Deferred compensation plans	$628	$628	$—	$—

Total liabilities	$628	$628	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. As of March 31, 2010, the carrying amount and estimated fair value of long-term debt was $547,000. As of March 31, 2009, the carrying amount of long-term debt was $10,964,000 and the fair value was estimated to be $10,950,000.

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

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2010	2009	2008

Christmas	$206,641	$242,127	$285,848
All occasion	182,191	179,479	151,410
Other seasonal	59,618	60,818	60,995

Total	$448,450	$482,424	$498,253

One customer accounted for sales of $115,511,000, or 26% of total sales in fiscal 2010, $127,894,000, or 27% of total sales in fiscal 2009 and $133,456,000, or 27% of total sales in fiscal 2008. One other customer accounted for sales of $46,973,000, or 10% of total sales in fiscal 2010, $47,437,000, or 10% of total sales in fiscal 2009 and $59,907,000, or 12% of total sales in fiscal 2008.

(14)	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of Generally Accepted Accounting Principles (“GAAP”) and establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The FASB Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date, and on and after its effective date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance was effective for the Company in the second quarter of fiscal 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective for the Company as of June 30, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations. The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.

Fair Value of Financial Instruments Disclosure

In April 2009, the FASB revised the authoritative guidance which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the updated guidance effective June 30, 2009. Other than the required disclosures (see Note 11), the adoption of the updated guidance has no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. It also clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of the updated guidance had no impact on the Company’s consolidated financial statements.

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

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
2010	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$53,677	$160,273	$182,230	$52,270

Gross profit	$14,612	$40,643	$45,569	$9,774

Net (loss) income	$(4,490)	$8,892	$12,700	$(40,841)

Net (loss) income per common share:
Basic(1)	$(.47)	$.92	$1.32	$(4.22)

Diluted(1)	$(.47)	$.92	$1.31	$(4.22)

	Quarters
2009	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$54,647	$174,161	$197,122	$56,494

Gross profit	$16,934	$44,707	$49,155	$15,513

Net (loss) income	$(4,496)	$10,504	$16,412	$(5,434)

Net (loss) income per common share:
Basic(1)	$(.44)	$1.05	$1.69	$(.57)

Diluted(1)	$(.44)	$1.03	$1.68	$(.57)

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Fourth quarter of fiscal 2010 net loss included a charge of $32,623,000 related to the impairment of goodwill and other intangible assets as further described in Note 3 to the consolidated financial statements.

Fourth quarter of fiscal 2009 net loss included expenses of $666,000 related to a workforce reduction as further described in Note 4 to the consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders of
CSS Industries, Inc.:

We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated May 28, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

May 28, 2010
Philadelphia, PA

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11.	Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Following is a list of documents filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive (Loss) Income — for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows — for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3. Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.5	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.6	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.7	By-laws of the Company, as amended to date (as last amended August 2, 2007) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated October 25, 2007).

Material Contracts
10.1	Receivables Purchase Agreement among CSS Funding LLC, CSS Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.2	Purchase and Sale Agreement between Various Entities Listed on Schedule I, as the Originators, CSS Industries, Inc. and CSS Funding LLC, dated as of April 30, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.3	First Amendment to Receivables Purchase Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.4	First Amendment to Purchase and Sale Agreement dated as of August 24, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.5		Second Amendment to Purchase and Sale Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.6		Third Amendment to Purchase and Sale Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.7		Second Amendment to Receivables Purchase Agreement dated as of July 29, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.8		Third Amendment to Receivables Purchase Agreement dated as of April 26, 2004 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.9		Fourth Amendment to Receivables Purchase Agreement dated June 1, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
10.10		Fifth Amendment to Receivables Purchase Agreement dated as of August 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated January 31, 2008).
10.11		Second Amendment dated March 25, 2009 to Note Purchase Agreement dated December 12, 2002 pertaining to $50,000,000 4.48% Senior Notes due December 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2009).
10.12		Asset Purchase Agreement dated August 1, 2008 among Granite Acquisition Corp., Lion Ribbon Company, Inc., Hampshire Paper Corp. and the Shareholders of Hampshire Paper Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated October 3, 2008).
10.13		Second Amended and Restated Loan Agreement dated November 21, 2008 among CSS Industries, Inc., the lenders party thereto and PNC Bank, National Association, as Administrative agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).
10.14		Sixth Amendment to Receivables Purchase Agreement dated November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.15		Seventh Amendment dated May 8, 2009 to Receivables Purchase Agreement dated April 30, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2009).
*10	.16	First Amendment to Loan Agreement dated March 23, 2010 to Second Amended and Restated Loan Agreement dated November 21, 2008.
10.17		Eighth Amendment to Receivables Purchase Agreement dated May 7, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 12, 2010.)

Management Contracts, Compensatory Plans or Arrangements
10.18		CSS Industries, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.19		CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.20		CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
10.21		Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.22		CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
10.23		CSS Industries, Inc. Management Incentive Program (as last amended June 3, 2008) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 9, 2008).
*10	.24	CSS Industries, Inc. FY2010 Management Incentive Program Criteria for CSS Industries, Inc.
*10	.25	CSS Industries, Inc. FY2010 Management Incentive Program Criteria for BOC Design Group.
*10	.26	CSS Industries, Inc. FY2010 Management Incentive Program Criteria for Paper Magic Group, Inc.

*10	.27	CSS Industries, Inc. FY2010 Management Incentive Program Criteria for C.R. Gibson, LLC.
10.28		2004 Equity Compensation Plan (as last amended July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).
10.29		Employment Agreement dated as of July 25, 2008 between CSS Industries, Inc. and Paul Quick (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).
10.30		Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).
10.31		Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.32		CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as last amended December 29, 2008) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.33		Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.34		Amendment to Employment Agreement, dated as of May 27, 2009, between Paper Magic Group, Inc. and Paul Quick (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2009).
10.35		CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management effective May 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.36		Form of Non-Qualified Stock Option Grant for grants under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.37		Form of Stock Bonus Award Grant for time-vested restricted stock units under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
*10	.38	Employment Agreement dated as of March 25, 2010 between CSS Industries, Inc. and Vincent A. Paccapaniccia.
*10	.39	Separation Agreement and Release of Claims Agreement dated as of March 30, 2010 between CSS Industries, Inc. and Clifford E. Pietrafitta.
*10	.40	Consulting Agreement dated as of April 15, 2010 between CSS Industries, Inc. and Clifford E. Pietrafitta.

Other
21	.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).
*23	.	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*32	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance	Charged
	at	to Costs	Charged				Balance
	Beginning	and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period
	(In thousands)

Year ended March 31, 2010
Accounts receivable allowances	$5,166	$7,677	$—		$8,101	(a)	$4,742
Accrued restructuring expenses	1,070	—	—		1,070	(b)	—
Year ended March 31, 2009
Accounts receivable allowances	$5,291	$6,178	$39	(c)	$6,342	(a)	$5,166
Accrued restructuring expenses	319	1,747	—		996	(d)	1,070
Year ended March 31, 2008
Accounts receivable allowances	$4,850	$4,542	$997	(e)	$5,098	(a)	$5,291
Accrued restructuring expenses	1,456	628	—		1,765	(b)	319

Notes:

(a)	Includes amounts written off as uncollectible, net of recoveries.

(b)	Includes payments and non cash reductions.

(c)	Balance at acquisition of Hampshire Paper.

(d)	Includes payments.

(e)	Balance at acquisition of C.R. Gibson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer)

Dated: May 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/  Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer and a director)

Dated: May 28, 2010
/s/  Vincent A. Paccapaniccia
Vincent A. Paccapaniccia, Vice President — Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 28, 2010

/s/  Jack Farber
Jack Farber, Director

Dated: May 28, 2010

/s/  Scott A. Beaumont
Scott A. Beaumont, Director

Dated: May 28, 2010

/s/  James H. Bromley
James H. Bromley, Director

Dated: May 28, 2010

/s/  John J. Gavin
John J. Gavin, Director

Dated: May 28, 2010

/s/  Leonard E. Grossman
Leonard E. Grossman, Director

Dated: May 28, 2010

/s/  James E. Ksansnak
James E. Ksansnak, Director

Dated: May 28, 2010

/s/  Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: May 28, 2010