Form 10-Q
period 2010-06-30
CSS INDUSTRIES INC
filed 2010-08-06
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☑ No
As of August 2, 2010, there were 9,696,446 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations and Comprehensive Loss — Three months ended June 30, 2010 and 2009	3

Condensed Consolidated Balance Sheets — June 30, 2010, March 31, 2010 and June 30, 2009	4

Consolidated Statements of Cash Flows — Three months ended June 30, 2010 and 2009	5

Notes to Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2010	2009

SALES	$53,288	$53,677

COSTS AND EXPENSES
Cost of sales	39,555	39,065
Selling, general and administrative expenses	22,393	21,361
Interest expense, net	209	368
Other expense (income), net	68	(113)

	62,225	60,681

LOSS BEFORE INCOME TAXES	(8,937)	(7,004)

INCOME TAX BENEFIT	(3,200)	(2,514)

NET LOSS	$(5,737)	$(4,490)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.59)	$(.47)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,683	9,605

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15

COMPREHENSIVE LOSS
Net loss	$(5,737)	$(4,490)
Foreign currency translation adjustment	—	—

Comprehensive loss	$(5,737)	$(4,490)

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	March 31,	June 30,
	2010	2010	2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,811	$27,217	$1,846
Accounts receivable, net	47,807	45,711	46,615
Inventories	118,291	78,851	125,475
Deferred income taxes	6,153	6,165	5,946
Assets held for sale	1,323	1,363	1,363
Other current assets	19,114	15,986	19,846

Total current assets	195,499	175,293	201,091

PROPERTY, PLANT AND EQUIPMENT, NET	48,686	47,786	54,607

DEFERRED INCOME TAXES	5,184	5,439	—

OTHER ASSETS
Goodwill	17,233	17,233	49,258
Intangible assets, net	32,839	32,027	45,354
Other	3,945	3,984	4,026

Total other assets	54,017	53,244	98,638

Total assets	$303,386	$281,762	$354,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt	$13,000	$—	$36,700
Current portion of long-term debt	384	481	10,482
Accrued customer programs	6,939	8,380	7,551
Other current liabilities	49,101	35,535	36,572

Total current liabilities	69,424	44,396	91,305

LONG-TERM DEBT, NET OF CURRENT PORTION	—	66	327

LONG-TERM OBLIGATIONS	7,341	4,255	4,482

DEFERRED INCOME TAXES	—	—	4,310

STOCKHOLDERS’ EQUITY	226,621	233,045	253,912

Total liabilities and stockholders’ equity	$303,386	$281,762	$354,336

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,737)	$(4,490)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,012	3,126
Provision for doubtful accounts	23	(132)
Deferred tax provision (benefit)	267	(87)
Gain on sale or disposal of assets	—	5
Share-based compensation expense	461	589
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(2,119)	(2,742)
Increase in inventory	(39,440)	(25,379)
Increase in other assets	(3,090)	(4,474)
Increase in other liabilities	11,626	4,890

Total adjustments	(29,260)	(24,204)

Net cash used for operating activities	(34,997)	(28,694)

Cash flows from investing activities:
Purchase of a business	—	(225)
Purchase of property, plant and equipment	(1,098)	(2,402)
Proceeds from sale of assets	—	1

Net cash used for investing activities	(1,098)	(2,626)

Cash flows from financing activities:
Payments on long-term obligations	(163)	(122)
Borrowings on notes payable	37,670	75,645
Repayments on notes payable	(24,670)	(43,095)
Dividends paid	(1,453)	(1,441)
Proceeds from exercise of stock options	289	—
Tax benefit realized for stock options exercised	16	—

Net cash provided by financing activities	11,689	30,987

Effect of exchange rate changes on cash	—	—

Net decrease in cash and cash equivalents	(24,406)	(333)

Cash and cash equivalents at beginning of period	27,217	2,179

Cash and cash equivalents at end of period	$2,811	$1,846

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation —

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example “fiscal 2011” refers to the fiscal year ending March 31, 2011.

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

	June 30,	March 31,	June 30,
	2010	2010	2009

Raw material	$15,652	$12,696	$16,865
Work-in-process	24,783	20,881	31,402
Finished goods	77,856	45,274	77,208

	$118,291	$78,851	$125,475

Assets Held for Sale —

Assets held for sale in the amount of $1,323,000 at June 30, 2010 and $1,363,000 as of March 31, 2010 and June 30, 2009, represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale.

Property, Plant and Equipment —
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30,	March 31,	June 30,
	2010	2010	2009

Land	$2,508	$2,508	$2,608
Buildings, leasehold interests and improvements	46,320	45,165	45,389
Machinery, equipment and other	146,624	147,305	146,757

	195,452	194,978	194,754
Less — Accumulated depreciation	(146,766)	(147,192)	(140,147)

Net property, plant and equipment	$48,686	$47,786	$54,607

In conjunction with negotiating certain lease extensions during the first quarter of fiscal 2011, the Company identified a previously unrecognized asset retirement obligation at one of its leased facilities. The Company believes that this obligation existed since the adoption of Financial Accounting Standards Board (“FASB”) No. 143, “Asset Retirement Obligations,” which was later codified as ASC 420-20, which became effective for the Company beginning in fiscal 2004. The Company calculated the historical impact as if it had appropriately adopted the standard in fiscal 2004, and the impact is not material to any individual period from fiscal 2004 through fiscal 2010. The impact of recording the asset retirement obligation resulted in an asset and a liability, each in the amount of $1,704,000, as of April 1, 2003. Additionally, as of April 1, 2010, a reduction in income of $1,326,000 was recorded related to depreciation and accretion from fiscal 2004 through fiscal 2010 in the amount of $712,000 and $614,000, respectively. During the first quarter of fiscal 2011, the impact of the asset retirement obligation included $25,000 of depreciation expense and $26,000 of accretion expense. Accretion expense was recorded as a component of depreciation and amortization.

Additionally, during the first quarter of fiscal 2011, the Company determined that the useful lives used to amortize leasehold improvements at the same leased facility from fiscal 2006 to fiscal 2010 did not follow the guidance in the codification referenced above. Leasehold improvements were being amortized through the lease end date without consideration of lease renewal periods that were reasonably assured. The Company calculated the historical impact as if it had used the proper useful life of the assets, and such impact was not material to any individual period from fiscal 2006 through fiscal 2010. The impact of adjusting the leasehold improvement amortization periods resulted in additional net book value of $1,293,000 as of April 1, 2010 that was recorded as a reduction of depreciation expense in the first quarter of fiscal 2011. Also, during the first quarter of fiscal 2011, depreciation of leasehold improvements for these assets was $112,000.

The correction of these items did not have a material impact on the Company’s consolidated statement of cash flows. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as the first quarter of fiscal 2011. Based upon this evaluation, management concluded that these adjustments were not material to the Company’s consolidated financial statements.

Revenue Recognition —

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Loss Per Common Share —

Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options and non-vested performance-based shares, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

(2) SHARE-BASED COMPENSATION
2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of June 30, 2010 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs generally vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At June 30, 2010, 1,143,484 shares were available for grant under the 2004 Plan.

2006 Stock Option Plan for Non-Employee Directors

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted, and options vest and become exercisable at the rate of 25% per year on each of the first four anniversaries of the grant date. At June 30, 2010, 108,000 shares were available for grant under the 2006 Plan.

The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months
	Ended June 30,
	2010	2009
Expected dividend yield at time of grant	3.11%	2.90%
Expected stock price volatility	55%	55%
Risk-free interest rate	2.63%	3.22%
Expected life of option (in years)	4.7	4.0

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The weighted average fair value of stock options granted during the three months ended June 30, 2010 and 2009 was $6.99 and $7.72, respectively. The weighted average fair value of restricted stock units granted during the three months ended June 30, 2010 and 2009 was $16.94 and $16.64, respectively.

As of June 30, 2010, there was $2,111,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.6 years. As of June 30, 2010, there was $2,473,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.9 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $461,000 and $589,000 in the three months ended June 30, 2010 and 2009, respectively.

(3) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2010 and 2009, the notional amount of open foreign currency forward contracts was $6,098,000 and $8,899,000, respectively, and the related unrealized gain was $236,000 and $335,000, respectively. There were no open foreign currency forward contracts as of March 31, 2010. We believe we do not have significant counterparty credit risk as of June 30, 2010.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of June 30, 2010 and 2009 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet	June 30,	June 30,
	Location	2010	2009
Foreign currency forward contracts	Other current assets	$236	$335
(4) GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2010		March 31, 2010		June 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$12,793	$—	$25,083	$—
Customer relationships	22,057	3,733	22,057	3,358	22,057	2,233
Non-compete	200	129	200	117	200	79
Trademarks	403	160	403	153	403	131
Patents	1,492	84	250	48	89	35

	$36,945	$4,106	$35,703	$3,676	$47,832	$2,478

During the first quarter of fiscal 2010, there was an increase in patents in the amount of $1,242,000 related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt.

Amortization expense related to intangible assets was $430,000 and $395,000 for the three months ended June 30, 2010 and 2009, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2011 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2011	$1,294
Fiscal 2012	1,709
Fiscal 2013	1,676
Fiscal 2014	1,676
Fiscal 2015	1,658

(5) ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

On May 7, 2010, the Company entered into an extension of its accounts receivable securitization facility through July 6, 2010, subject to earlier termination in the event of termination of the commitments of the facility’s back-up purchasers. The facility continued to be subject to the off-peak seasonal funding limit of $25,000,000, the funding limit that had been in place since February 1, 2010.

On July 6, 2010, the Company entered into another extension of its accounts receivable securitization facility until July 5, 2011, although this facility may terminate prior to such date in the event of termination of the commitments of the facility’s back-up purchasers. Prior to the extension, this facility was due to expire on July 6, 2010, subject to earlier termination in the event of termination of the commitments of the facility’s back-up purchasers. This facility has a seasonally-adjusted funding limit of $60,000,000 through January 31, 2011 and $15,000,000 from February 1, 2011 to July 5, 2011. Financing costs for amounts funded under this facility are equal to a variable commercial paper rate plus 1.25% and commitment fees of 0.5% per annum on the unused commitment.

(6) COMMITMENTS AND CONTINGENCIES

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(7) FAIR VALUE MEASUREMENTS

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2010.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2010.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of June 30, 2010.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of June 30, 2010 (in thousands):

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$650	$650	$—	$—
Cash surrender value of life insurance policies	870	—	870	—
Foreign exchange contracts	236	—	236	—

Total assets	$1,756	$650	$1,106	$—

Liabilities
Deferred compensation plans	$650	$650	$—	$—

Total liabilities	$650	$650	$—	$—

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

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. The carrying amount and estimated fair value of long-term debt was $384,000 as of June 30, 2010.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 59% of the Company’s prior year sales were attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, ribbon and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn resulted in slowness or reductions in order patterns by our customers.
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
Our domestically-manufactured narrow woven ribbon product lines have experienced significant price pressure and the prospect of reduced future sales volume due to competition from low-priced imports from Taiwan and China. Based on its belief that these competitor products may be imported from Taiwan and China at less-than-fair-value and that the imports of these products from China may benefit from governmental subsidies, our Berwick Offray company filed a petition in July 2009 with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) seeking the imposition of antidumping duties on narrow woven ribbon imported from Taiwan and China, and seeking the imposition of countervailing duties on narrow woven ribbon imported from China. We expect that the proceedings before the ITC and Commerce Department will conclude by not later than August 2010. If the petition is successful, duties potentially may be imposed on import shipments that arrived in the U.S. from and after as early as December 2009 for countervailing duties, and from and after as early as February 2010 for antidumping duties. The potential impact of these proceedings is not determinable at this time, but management believes that any impact will not have a material affect on the Company’s consolidated results of operations or financial condition.

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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and the valuation of share-based awards. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Sales for the three months ended June 30, 2010 decreased 1% to $53,288,000 from $53,677,000 in the three months ended June 30, 2009 primarily due to lower sales of C.R. Gibson branded infant products, partially offset by the earlier timing of Halloween shipments during the quarter compared to the same quarter in the prior year.
Cost of sales, as a percentage of sales, was 74% in 2010 and 73% in 2009. The increase was primarily due to higher cost of ocean freight, royalties and testing fees largely associated with the earlier Halloween shipments in the first quarter of fiscal 2011.
Selling, general and administrative expenses increased $1,032,000, or 5%, over the prior year period primarily as a result of higher selling and payroll expenses in the first quarter of fiscal 2011 compared to the same quarter in the prior year.
Interest expense, net of $209,000 in 2010 decreased over interest expense, net of $368,000 in 2009 due to lower borrowing levels during the three months ended June 30, 2010 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2010 and 2009.

The net loss for the three months ended June 30, 2010 was $5,737,000, or $.59 per diluted share compared to $4,490,000, or $.47 per diluted share in 2009. The increased net loss for the quarter ended June 30, 2010 was primarily due to lower margins and higher selling and payroll expenses.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2010, the Company had working capital of $126,075,000 and stockholders’ equity of $226,621,000. The increase in inventories and other current liabilities from March 31, 2010 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2011 shipping season. Inventory levels decreased compared to the same period in the prior year as a result of improved inventory management. The decrease in stockholders’ equity from March 31, 2010 was primarily attributable to the first quarter net loss and payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $60,000,000 during peak seasonal periods and $15,000,000 during off-peak seasonal periods. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2010, the Company’s borrowings consisted of $13,000,000 outstanding under the Company’s short-term credit facilities and the Company has approximately $384,000 of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2010, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$10,759	—	—	—	$10,759
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
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 620 employees as of June 30, 2010, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions to stimulate further growth; the expected future impact of legal proceedings and changes in accounting principles; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; and strengthened product lines and new product initiatives. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s enterprise resource planning systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2010 have not materially changed from March 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit 10.1 Ninth Amendment dated July 6, 2010 to Receivables Purchase Agreement dated April 30, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2010).

*	Exhibit 10.2 CSS Industries, Inc. FY2010 Management Incentive Program Criteria for CSS Industries, Inc.
*	Exhibit 10.3 CSS Industries, Inc. FY2010 Management Incentive Program Criteria for BOC Design Group.
*	Exhibit 10.4 CSS Industries, Inc. FY 2010 Management Incentive Program Criteria for Paper Magic Group, Inc.
*	Exhibit 10.5 CSS Industries, Inc. FY2010 Management Incentive Program Criteria for C.R. Gibson, LLC.
*	Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	Exhibit 31.2 Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	Exhibit 32.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*	Exhibit 32.2 Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*	Filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)
Date: August 6, 2010	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: August 6, 2010	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)