Form 10-Q
period 2010-09-30
CSS INDUSTRIES INC
filed 2010-11-04
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of November 3, 2010, there were 9,702,446 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

SALES	$159,945	$160,273	$213,233	$213,950

COSTS AND EXPENSES
Cost of sales	120,731	119,630	160,286	158,695
Selling, general and administrative expenses	25,629	26,238	48,022	47,599
Interest expense, net	384	661	593	1,029
Other (income) expense, net	(19)	(138)	49	(251)

	146,725	146,391	208,950	207,072

INCOME BEFORE INCOME TAXES	13,220	13,882	4,283	6,878

INCOME TAX EXPENSE	4,755	4,990	1,555	2,476

NET INCOME	$8,465	$8,892	$2,728	$4,402

NET INCOME PER COMMON SHARE
Basic	$.87	$.92	$.28	$.46

Diluted	$.87	$.92	$.28	$.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,696	9,628	9,690	9,617

Diluted	9,702	9,683	9,702	9,666

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15	$.30	$.30

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	March 31,	September 30,
	2010	2010	2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,086	$27,217	$2,830
Accounts receivable, net of allowances of $3,439, $4,742 and $3,908	140,538	45,711	132,212
Inventories	122,095	78,851	122,422
Deferred income taxes	5,890	6,165	6,227
Assets held for sale	1,323	1,363	1,363
Other current assets	13,194	15,986	16,370

Total current assets	285,126	175,293	281,424

PROPERTY, PLANT AND EQUIPMENT, NET	47,575	47,786	52,691

DEFERRED INCOME TAXES	5,000	5,439	—

OTHER ASSETS
Goodwill	17,233	17,233	49,258
Intangible assets, net	32,394	32,027	44,996
Other	3,913	3,984	3,971

Total other assets	53,540	53,244	98,225

Total assets	$391,241	$281,762	$432,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt	$55,690	$—	$69,000
Current portion of long-term debt	264	481	10,517
Accrued customer programs	10,111	8,380	9,655
Other current liabilities	83,799	35,535	71,405

Total current liabilities	149,864	44,396	160,577

LONG-TERM DEBT, NET OF CURRENT PORTION	—	66	264

LONG-TERM OBLIGATIONS	7,240	4,255	4,568

DEFERRED INCOME TAXES	—	—	4,399

STOCKHOLDERS’ EQUITY	234,137	233,045	262,532

Total liabilities and stockholders’ equity	$391,241	$281,762	$432,340

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,728	$4,402

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,832	6,264
Provision for doubtful accounts	82	81
Deferred tax provision (benefit)	714	(278)
Loss on sale or disposal of assets	3	5
Share-based compensation expense	966	1,212
Changes in assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(94,909)	(88,552)
Increase in inventory	(43,244)	(22,325)
Increase in other assets	2,865	(3,670)
Increase in other accrued liabilities	49,405	44,695

Total adjustments	(78,286)	(62,568)

Net cash used for operating activities	(75,558)	(58,166)

Cash flows from investing activities:
Purchase of a business	—	(225)
Purchase of property, plant and equipment	(2,350)	(3,132)
Proceeds from sale of assets	—	1

Net cash used for investing activities	(2,350)	(3,356)

Cash flows from financing activities:
Payments on long-term obligations	(311)	(277)
Borrowings on notes payable	189,955	225,100
Repayments on notes payable	(134,265)	(160,250)
Dividends paid	(2,907)	(2,886)
Proceeds from exercise of stock options	289	486
Tax benefit realized for stock options exercised	16	—

Net cash provided by financing activities	52,777	62,173

Effect of exchange rate changes on cash	—	—

Net (decrease) increase in cash and cash equivalents	(25,131)	651

Cash and cash equivalents at beginning of period	27,217	2,179

Cash and cash equivalents at end of period	$2,086	$2,830

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2011” refers to the fiscal year ending March 31, 2011.
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

	September 30,	March 31,	September 30,
	2010	2010	2009

Raw material	$17,128	$12,696	$16,008
Work-in-process	16,763	20,881	18,419
Finished goods	88,204	45,274	87,995

	$122,095	$78,851	$122,422

Assets Held for Sale -
Assets held for sale in the amount of $1,323,000 at September 30, 2010 and $1,363,000 as of March 31, 2010 and September 30, 2009, represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale.

Property, Plant and Equipment -
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30,	March 31,	September 30,
	2010	2010	2009

Land	$2,508	$2,508	$2,608
Buildings, leasehold interests and improvements	46,656	45,165	46,161
Machinery, equipment and other	147,197	147,305	146,420

	196,361	194,978	195,189
Less — Accumulated depreciation	(148,786)	(147,192)	(142,498)

Net property, plant and equipment	$47,575	$47,786	$52,691

In conjunction with negotiating certain lease extensions during the first quarter of fiscal 2011, the Company identified a previously unrecognized asset retirement obligation at one of its leased facilities. The Company believes that this obligation existed since the adoption of Financial Accounting Standards Board (“FASB”) No. 143, “Asset Retirement Obligations,” which was later codified as ASC 420-20, which became effective for the Company beginning in fiscal 2004. The Company calculated the historical impact as if it had appropriately adopted the standard in fiscal 2004, and the impact was not material to any individual period from fiscal 2004 through fiscal 2010. The impact of recording the asset retirement obligation resulted in an asset and a liability, each in the amount of $1,704,000, as of April 1, 2003. Additionally, as of April 1, 2010, a reduction in income of $1,326,000 was recorded related to depreciation and accretion from fiscal 2004 through fiscal 2010 in the amount of $712,000 and $614,000, respectively. During the six months ended September 30, 2010, the impact of the asset retirement obligation included $51,000 of depreciation expense and $54,000 of accretion expense. Accretion expense was recorded as a component of depreciation and amortization. The asset retirement obligation of $2,372,000 is included in other long-term obligations at September 30, 2010.
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
The correction of these items did not have a material impact on the Company’s consolidated statement of cash flows. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as the three months ended June 30, 2010 and the six months ended September 30, 2010. Based upon this evaluation, management concluded that these adjustments were not material to the Company’s consolidated financial statements.
Revenue Recognition -
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$8,465	$8,892	$2,728	$4,402

Denominator:
Weighted average shares outstanding for basic income per common share	9,696	9,628	9,690	9,617
Effect of dilutive stock options	6	55	12	49

Adjusted weighted average shares outstanding for diluted income per common share	9,702	9,683	9,702	9,666

Basic net income per common share	$.87	$.92	$.28	$.46

Diluted net income per common share	$.87	$.92	$.28	$.46

(2) SHARE-BASED COMPENSATION
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of September 30, 2010 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding time-vested restricted stock units (“RSUs”) generally vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At September 30, 2010, 1,197,749 shares were available for grant under the 2004 Plan.
2006 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted, and options vest and become exercisable at the rate of 25% per year on each of the first four anniversaries of the grant date. At September 30, 2010, 118,000 shares were available for grant under the 2006 Plan.
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
The weighted average fair value of stock options granted during the six months ended September 30, 2010 and 2009 was $6.99 and $7.72, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2010 and 2009 was $16.94 and $16.64, respectively.
As of September 30, 2010, there was $1,829,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years. As of September 30, 2010, there was $2,201,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $505,000 and $623,000 in the quarters ended September 30, 2010 and 2009, respectively, and was $966,000 and $1,212,000 for the six months ended September 30, 2010 and 2009, respectively.
(3) DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. As of September 30, 2010 and 2009, the notional amount of open foreign currency forward contracts was $8,111,000 and $9,420,000, respectively. The related unrealized gain was $3,000 at September 30, 2010 and the related unrealized loss was $328,000 at September 30, 2009. There were no open foreign currency forward contracts as of March 31, 2010. We believe we do not have significant counterparty credit risks as of September 30, 2010.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of September 30, 2010 and 2009 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet	September 30,	September 30,
	Location	2010	2009
Foreign currency forward contracts	Other current assets	$3	$—
Foreign currency forward contracts	Other current liabilities	—	328
(4) GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the six months ended September 30, 2010, there have not been any such events.

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2010		March 31, 2010		September 30, 2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$12,793	$—	$25,083	$—
Customer relationships	22,057	4,108	22,057	3,358	22,057	2,608
Non-compete	200	142	200	117	200	92
Trademarks	403	168	403	153	403	138
Patents	1,479	120	250	48	128	37

	$36,932	$4,538	$35,703	$3,676	$47,871	$2,875

During the six months ended September 30, 2010, there was an increase in patents in the amount of $1,229,000 related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt.
Amortization expense related to intangible assets was $432,000 and $397,000 for the quarters ended September 30, 2010 and 2009, respectively, and was $862,000 and $792,000 for the six months ended September 30, 2010 and 2009, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2011 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2011	$862
Fiscal 2012	1,708
Fiscal 2013	1,675
Fiscal 2014	1,675
Fiscal 2015	1,657
(5) SHORT-TERM DEBT
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
On September 28, 2010, the Company entered into an amendment of its $110,000,000 revolving credit facility. The amendment modified the covenant defining the maximum permissible Leverage Ratio increasing the maximum permissible Leverage Ratio as of September 30, 2010 to 4.00 to 1 (from 3.50 to 1). The Company is in compliance with all debt covenants as of September 30, 2010.
As of September 30, 2010 and 2009, the outstanding balance under these facilities was $55,690,000 and $69,000,000, respectively. The Company also had outstanding letters of credit of $6,450,000 and $5,920,000 as of September 30, 2010 and 2009, respectively.

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
(7) FAIR VALUE MEASUREMENTS:
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2010.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2010.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of September 30, 2010.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$658	$658	$—	$—
Cash surrender value of life insurance policies	877	—	877
Foreign exchange contracts	3	—	3	—

Total assets	$1,538	$658	$880	$—

Liabilities
Deferred compensation plans	$658	$658	$—	$—

Total liabilities	$658	$658	$—	$—

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
The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. The carrying amount and estimated fair value of long-term debt was $264,000 as of September 30, 2010 and represents capital lease obligations which are due within the next 12 months.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 59% of the Company’s prior year sales were attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, ribbon and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn resulted in slowness or reductions in order patterns by its customers.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has helped it to maintain market share in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last six fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of integrating the Company’s enterprise resource planning systems standardization project.
In July 2009, its Berwick Offray company filed petitions with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) seeking the imposition of antidumping duties on narrow woven ribbons from Taiwan and China and countervailing duties on narrow woven ribbons from China. Berwick Offray filed these petitions because its domestically-manufactured narrow woven ribbon product lines were experiencing significant price pressure and the prospect of future reduced sales volume because of low-priced imports from Taiwan and China. The proceedings before the Commerce Department and the ITC concluded in August 2010 and resulted in the imposition of antidumping duties on certain narrow woven ribbons from Taiwan and China. These proceedings also resulted in the imposition of countervailing duties on narrow woven ribbons from China. The potential impact of these newly-imposed duties, which apply to imports of subject merchandise entered into the United States from and after September 1, 2010, is not determinable at this time, but management believes that the imposition of such duties will resolve or substantially reduce the factors that caused Berwick Offray to file the petitions seeking the imposition of these duties.
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
Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009
Sales for the six months ended September 30, 2010 were $213,233,000 and relatively flat compared to $213,950,000 in the six months ended September 30, 2009. Lower sales of Halloween products during the first half of fiscal 2011 were substantially offset by higher sales of all occasion and school products.
Cost of sales, as a percentage of sales, was 75% in 2010 and 74% in 2009. The increase was due to higher material and freight costs.
Selling, general and administrative (“SG&A”) expenses were $48,022,000 in the six months ended September 30, 2010 and $47,599,000 in the six months ended September 30, 2009 as higher payroll related expenses were partially offset by lower stock compensation expense.
Interest expense, net of $593,000 in 2010 decreased over interest expense, net of $1,029,000 in 2009 due to lower borrowing levels and lower interest rates during the six months ended September 30, 2010 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2010 and 2009.
Net income for the six months ended September 30, 2010 was $2,728,000, or $.28 per diluted share compared to $4,402,000, or $.46 per diluted share in 2009. The decrease in net income for the six months ended September 30, 2010 was primarily due to reduced sales volume, higher material and freight costs, and higher SG&A expenses, partially offset by lower interest expense.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Sales for the three months ended September 30, 2010 were $159,945,000 and relatively flat compared to $160,273,000 in the three months ended September 30, 2009 primarily due to higher sales of all occasion products which were more than offset by lower sales of Halloween products during the quarter compared to the same quarter in the prior year partially due to the earlier timing of Halloween products that were shipped in the first quarter of the current year.
Cost of sales, as a percentage of sales, was 75% in 2010 and 2009.
SG&A expenses decreased $609,000, or 2%, over the prior year period primarily as a result of lower payroll related expenses in the second quarter of fiscal 2011 compared to the same quarter in the prior year.
Interest expense, net of $384,000 in 2010 decreased over interest expense, net of $661,000 in 2009 due to lower borrowing levels and interest rates during the three months ended September 30, 2010 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2010 and 2009.
Net income for the three months ended September 30, 2010 was $8,465,000, or $.87 per diluted share compared to $8,892,000, or $.92 per diluted share in 2009. The decrease in net income for the quarter ended September 30, 2010 was primarily due to lower margins, partially offset by lower payroll related expenses and interest expense.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2010, the Company had working capital of $135,262,000 and stockholders’ equity of $234,137,000. The increase in accounts receivable from March 31, 2010 reflected seasonal billings of current year Halloween and Christmas accounts receivables, net of current year collections. The increase in inventories and other current liabilities from March 31, 2010 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2011 shipping season. The increase in other long-term obligations was primarily attributable to the recording of the asset retirement obligation (see Note 1) and the Seastone royalty earn out obligation (see Note 4). The increase in stockholders’ equity from March 31, 2010 was primarily attributable to year-to-date net income, partially offset by payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 80% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $60,000,000 during peak seasonal periods and $15,000,000 during off-peak seasonal periods. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2010, the Company’s borrowings consisted of $55,690,000 outstanding under the Company’s short-term credit facilities and the Company has approximately $264,000 of capital leases outstanding. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of September 30, 2010, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$6,450	—	—	—	$6,450
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and trade letters of credit that guarantee the funding of obligations to certain vendors. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 620 employees as of September 30, 2010, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2010. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions to stimulate further growth; the expected future impact of antidumping duties and countervailing duties on certain narrow woven ribbon products imported in the U.S.; the expected future impact of legal proceedings; and the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s enterprise resource planning systems standardization project, including the risk that the cost of the project will exceed expectations, the risk that the expected benefits of the project will not be realized and the risk that implementation of the project will interfere with and adversely affect the Company’s operations and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2010 have not materially changed from March 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 6. Exhibits
Exhibit 10.1 Second Amendment dated September 28, 2010 to Second Amended and Restated Loan Agreement dated November 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010).
*Exhibit 10.2 Employment Agreement dated July 26, 2010 between C.R. Gibson, LLC and Laurie F. Gilner.
*Exhibit 10.3 Amendment dated August 31, 2010 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner.
*Exhibit 31.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2 Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1 Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2 Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*	Filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)
Date: November 4, 2010	By:	/s/Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: November 4, 2010	By:	/s/Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)