Form 10-Q
period 2010-12-31
CSS INDUSTRIES INC
filed 2011-02-09
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
☐ Yes ☑ No
As of February 8, 2011, there were 9,733,405 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

SALES	$174,621	$182,230	$387,854	$396,180

COSTS AND EXPENSES
Cost of sales	130,478	136,661	290,764	295,356
Selling, general and administrative expenses	23,600	25,224	71,622	72,823
Interest expense, net	425	645	1,018	1,674
Other (income) expense, net	(116)	(86)	(67)	(337)

	154,387	162,444	363,337	369,516

INCOME BEFORE INCOME TAXES	20,234	19,786	24,517	26,664

INCOME TAX EXPENSE	7,379	7,086	8,934	9,562

NET INCOME	$12,855	$12,700	$15,583	$17,102

NET INCOME PER COMMON SHARE
Basic	$1.32	$1.32	$1.61	$1.78

Diluted	$1.32	$1.31	$1.61	$1.77

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,703	9,646	9,694	9,627

Diluted	9,714	9,682	9,706	9,671

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15	$.45	$.45

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	March 31,	December 31,
	2010	2010	2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,221	$27,217	$4,619
Accounts receivable, net of allowances of $4,388, $4,742 and $4,215	145,877	45,711	152,536
Inventories	75,800	78,851	67,530
Deferred income taxes	5,102	6,165	6,609
Assets held for sale	1,323	1,363	1,363
Other current assets	12,358	15,986	11,986

Total current assets	244,681	175,293	244,643

PROPERTY, PLANT AND EQUIPMENT, NET	44,665	47,786	50,657

DEFERRED INCOME TAXES	4,767	5,439	—

OTHER ASSETS
Goodwill	17,233	17,233	49,258
Intangible assets, net	31,962	32,027	44,733
Other	3,880	3,984	3,936

Total other assets	53,075	53,244	97,927

Total assets	$347,188	$281,762	$393,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt	$33,300	$—	$46,100
Current portion of long-term debt	166	481	497
Accrued customer programs	10,288	8,380	13,034
Other current liabilities	50,971	35,535	48,423

Total current liabilities	94,725	44,396	108,054

LONG-TERM DEBT, NET OF CURRENT PORTION	—	66	166

LONG-TERM OBLIGATIONS	6,206	4,255	4,646

DEFERRED INCOME TAXES	—	—	5,768

STOCKHOLDERS’ EQUITY	246,257	233,045	274,593

Total liabilities and stockholders’ equity	$347,188	$281,762	$393,227

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$15,583	$17,102

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	8,395	9,160
Provision for doubtful accounts	40	174
Deferred tax provision	1,734	709
Loss on sale or disposal of assets	37	5
Share-based compensation expense	1,473	1,806
Changes in assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(100,206)	(108,969)
Decrease in inventory	3,051	32,566
Decrease in other assets	3,733	3,301
Increase in other accrued liabilities	10,420	16,323
Increase in accrued taxes	6,400	6,190

Total adjustments	(64,923)	(38,735)

Net cash used for operating activities	(49,340)	(21,633)

Cash flows from investing activities:
Purchase of a business	—	(225)
Purchase of property, plant and equipment	(2,703)	(3,606)
Proceeds from sale of assets	80	13

Net cash used for investing activities	(2,623)	(3,818)

Cash flows from financing activities:
Payments on long-term obligations	(489)	(10,396)
Borrowings on notes payable	308,525	341,460
Repayments on notes payable	(275,225)	(299,510)
Dividends paid	(4,363)	(4,334)
Proceeds from exercise of stock options	479	671
Tax benefit realized for stock options exercised	40	—

Net cash provided by financing activities	28,967	27,891

Effect of exchange rate changes on cash	—	—

Net (decrease) increase in cash and cash equivalents	(22,996)	2,440

Cash and cash equivalents at beginning of period	27,217	2,179

Cash and cash equivalents at end of period	$4,221	$4,619

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

Use of Estimates -
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible and long-lived assets, income tax accounting, the valuation of share-based awards and resolution of litigation and other proceedings. Actual results could differ from these estimates. The current economic environment has increased the uncertainty inherent in such estimates and judgments.
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

	December 31,	March 31,	December 31,
	2010	2010	2009

Raw material	$14,313	$12,696	$11,443
Work-in-process	11,060	20,881	10,539
Finished goods	50,427	45,274	45,548

	$75,800	$78,851	$67,530

Assets Held for Sale -
Assets held for sale in the amount of $1,323,000 at December 31, 2010 and $1,363,000 as of March 31, 2010 and December 31, 2009, represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale.

Property, Plant and Equipment -
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31,	March 31,	December 31,
	2010	2010	2009

Land	$2,508	$2,508	$2,608
Buildings, leasehold interests and improvements	45,570	45,165	46,376
Machinery, equipment and other	147,049	147,305	146,679

	195,127	194,978	195,663
Less — Accumulated depreciation and amortization	(150,462)	(147,192)	(145,006)

Net property, plant and equipment	$44,665	$47,786	$50,657

In conjunction with negotiating certain lease extensions during the first quarter of fiscal 2011, the Company identified a previously unrecognized asset retirement obligation at one of its leased facilities. The Company believes that this obligation existed since the adoption of Financial Accounting Standards Board (“FASB”) No. 143, “Asset Retirement Obligations,” which was later codified as ASC 420-20, which became effective for the Company beginning in fiscal 2004. The Company calculated the historical impact as if it had appropriately adopted the standard in fiscal 2004, and the impact was not material to any individual period from fiscal 2004 through fiscal 2010. The impact of recording the asset retirement obligation resulted in an asset and a liability, each in the amount of $1,704,000, as of April 1, 2003. Additionally, on April 1, 2010, a reduction in income of $1,326,000 was recorded related to depreciation and accretion from fiscal 2004 through fiscal 2010 in the amount of $712,000 and $614,000, respectively. In December 2010, the Company entered into a lease amendment which resulted in a reduction in the asset retirement obligation of $1,049,000 and a reduction of depreciation expense of $134,000 during the third quarter of fiscal 2011. During the nine months ended December 31, 2010, the impact of the asset retirement obligation included $76,000 of depreciation expense and $85,000 of accretion expense. Accretion expense was recorded as a component of depreciation and amortization. The asset retirement obligation of $110,000 and $545,000 is included in current and other long-term obligations, respectively, at December 31, 2010.
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
The correction of these items did not have a material impact on the Company’s consolidated statement of cash flows. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as the three months ended June 30, 2010 and the nine months ended December 31, 2010. Based upon this evaluation, management concluded that these adjustments were not material to the Company’s consolidated financial statements.
Revenue Recognition -
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income Per Common Share -
The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income	$12,855	$12,700	$15,583	$17,102

Denominator:
Weighted average shares outstanding for basic income per common share	9,703	9,646	9,694	9,627
Effect of dilutive stock options	11	36	12	44

Adjusted weighted average shares outstanding for diluted income per common share	9,714	9,682	9,706	9,671

Basic net income per common share	$1.32	$1.32	$1.61	$1.78

Diluted net income per common share	$1.32	$1.31	$1.61	$1.77

Options on 628,000 shares and 978,000 shares of common stock were not included in computing diluted net income per common share for the nine months ended December 31, 2010 and 2009, respectively, because their effects were antidilutive.
(2)	SHARE-BASED COMPENSATION
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of December 31, 2010 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding time-vested restricted stock units (“RSUs”) generally vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At December 31, 2010, 1,202,969 shares were available for grant under the 2004 Plan.
2006 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), non-qualified stock options are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2006 to 2010. Each option will expire five years after the date the option is granted, and options vest and become exercisable at the rate of 25% per year on each of the first four anniversaries of the grant date. At December 31, 2010, 104,000 shares were available for grant under the 2006 Plan.

The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Nine Months
	Ended December 31,
	2010	2009
Expected dividend yield at time of grant	3.17%	2.98%
Expected stock price volatility	55%	54%
Risk-free interest rate	2.39%	2.92%
Expected life of option (in years)	4.7	4.2
Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
The weighted average fair value of stock options granted during the nine months ended December 31, 2010 and 2009 was $6.89 and $7.40, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2010 and 2009 was $16.75 and $16.70, respectively.
As of December 31, 2010, there was $1,735,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2010, there was $2,056,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $507,000 and $594,000 in the quarters ended December 31, 2010 and 2009, respectively, and was $1,473,000 and $1,806,000 for the nine months ended December 31, 2010 and 2009, respectively.
(3)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized losses of $142,000 and $146,000 were recorded in the quarter and nine months ended December 31, 2010. Realized losses of $328,000 and $419,000 were recorded in the quarter and nine months ended December 31, 2009. As of December 31, 2010 and 2009, the notional amount of open foreign currency forward contracts was $4,538,000 and $6,733,000, respectively. The related unrealized loss was $11,000 and $5,000 at December 31, 2010 and 2009, respectively. There were no open foreign currency forward contracts as of March 31, 2010. We believe we do not have significant counterparty credit risks as of December 31, 2010.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of December 31, 2010 and 2009 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet	December 31,	December 31,
	Location	2010	2009

Foreign currency forward contracts	Other current liabilities	$11	$5

(4)	GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the nine months ended December 31, 2010, there have not been any such events.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2010		March 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$12,793	$—	$25,083	$—
Customer relationships	22,057	4,483	22,057	3,358	22,057	2,983
Non-compete	200	155	200	117	200	104
Trademarks	403	176	403	153	403	145
Patents	1,479	156	250	48	266	44

	$36,932	$4,970	$35,703	$3,676	$48,009	$3,276

During the nine months ended December 31, 2010, there was an increase in patents in the amount of $1,229,000 related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt.
Amortization expense related to intangible assets was $432,000 and $401,000 for the quarters ended December 31, 2010 and 2009, respectively, and was $1,294,000 and $1,193,000 for the nine months ended December 31, 2010 and 2009, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2011 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2011	$430
Fiscal 2012	1,708
Fiscal 2013	1,675
Fiscal 2014	1,675
Fiscal 2015	1,657
(5)	SHORT-TERM DEBT
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
On September 28, 2010, the Company entered into an amendment of its $110,000,000 revolving credit facility. The amendment modified the covenant defining the maximum permissible Leverage Ratio increasing the maximum permissible Leverage Ratio as of September 30, 2010 to 4.00 to 1 (from 3.50 to 1). The Company is in compliance with all debt covenants as of December 31, 2010.

As of December 31, 2010 and 2009, the outstanding balance under these facilities was $33,300,000 and $46,100,000, respectively. The Company also had outstanding letters of credit of $3,755,000 and $4,920,000 as of December 31, 2010 and 2009, respectively.
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
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2010.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2010.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of December 31, 2010.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of December 31, 2010
(in thousands):

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$676	$676	$—	$—
Cash surrender value of life insurance policies	883	—	883	—

Total assets	$1,559	$676	$883	$—

Liabilities
Deferred compensation plans	$676	$676	$—	$—
Foreign exchange contracts	11	—	11	—

Total liabilities	$687	$676	$11	$—

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
The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. The carrying amount and estimated fair value of long-term debt was $166,000 as of December 31, 2010 and represents capital lease obligations which are due within the next 12 months.

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
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last six fiscal years, the Company has closed five manufacturing plants and five warehouses totaling 1,209,000 square feet. Additionally, in fiscal 2007 the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of integrating the Company’s enterprise resource planning systems standardization project.
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
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the uncertainty inherent in such estimates and judgments.

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
Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009
Sales for the nine months ended December 31, 2010 decreased 2% to $387,854,000 from $396,180,000 in the nine months ended December 31, 2009 primarily due to lower sales of Christmas boxed greeting cards, gift wrap and all occasion products, partially offset by higher sales of ribbons and bows.
Cost of sales, as a percentage of sales, was 75% in 2010 and 2009 as higher freight and distribution costs were substantially offset by improved plant efficiencies.
Selling, general and administrative (“SG&A”) expenses were $71,622,000 in the nine months ended December 31, 2010 and $72,823,000 in the nine months ended December 31, 2009 primarily due to lower payroll and stock compensation expenses.
Interest expense, net of $1,018,000 in 2010 decreased from interest expense, net of $1,674,000 in 2009 due to lower borrowing levels during the nine months ended December 31, 2010 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2010 and 2009.
Net income for the nine months ended December 31, 2010 was $15,583,000, or $1.61 per diluted share compared to $17,102,000, or $1.77 per diluted share in 2009. The decrease in net income for the nine months ended December 31, 2010 was primarily due to reduced sales volume, partially offset by lower incentive and stock compensation expenses and lower interest expense.
Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Sales for the three months ended December 31, 2010 decreased 4% to $174,621,000 from $182,230,000 in the three months ended December 31, 2009 primarily due to lower sales of gift wrap during the quarter compared to the same quarter in the prior year. Also contributing to the shortfall was lower sales of all occasion products, partially offset by higher sales of Christmas boxed greeting cards and ribbons and bows.
Cost of sales, as a percentage of sales, was 75% in 2010 and 2009.
SG&A expenses decreased $1,624,000, or 6%, from the prior year period primarily as a result of lower payroll related expenses in the third quarter of fiscal 2011 compared to the same quarter in the prior year.

Interest expense, net of $425,000 in 2010 decreased over interest expense, net of $645,000 in 2009 due to lower borrowing levels during the three months ended December 31, 2010 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2010 and 2009.
Net income for the three months ended December 31, 2010 was $12,855,000, or $1.32 per diluted share compared to $12,700,000, or $1.31 per diluted share in 2009. The increase in net income for the quarter ended December 31, 2010 was primarily due to lower payroll related expenses and interest expense, partially offset by the impact of lower sales volume.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2010, the Company had working capital of $149,956,000 and stockholders’ equity of $246,257,000. The increase in accounts receivable from March 31, 2010 reflected seasonal billings of current year Christmas accounts receivables, net of current year collections. The decrease in inventories from March 31, 2010 reflects the normal seasonal shipments during the fiscal 2011 shipping season. The increase in other current liabilities from March 31, 2010 was primarily due to higher accounts payable and increased accruals for income taxes, sales commissions and royalties. The increase in other long-term obligations was primarily attributable to the recording of the asset retirement obligation (see Note 1) and the Seastone royalty earn out obligation (see Note 4). The increase in stockholders’ equity from March 31, 2010 was primarily attributable to year-to-date net income, partially offset by payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 75% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a $110,000,000 revolving credit facility with four banks and an accounts receivable securitization facility with an issuer of receivables-backed commercial paper. This facility has a funding limit of $60,000,000 during peak seasonal periods and $15,000,000 during off-peak seasonal periods. These financing facilities are available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2010, the Company’s borrowings consisted of $33,300,000 outstanding under the Company’s short-term credit facilities and the Company has approximately $166,000 of capital leases outstanding. As of the date of this filing, the Company’s borrowings under its short-term credit facilities was $0. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2010, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$3,755	—	—	—	$3,755
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.
As of December 31, 2010, the Company is committed to purchase approximately $884,000 of electric power from a vendor over a one year term. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 600 employees as of December 31, 2010, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2011. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011.
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
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2010 have not materially changed from March 31, 2010 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On November 1, 2010, CSS issued 6,000 shares of its common stock ($.10 par value) to a former member of the Board of Directors of CSS, upon such individual’s exercise of stock options previously granted to such individual pursuant to CSS’ 1995 Stock Option Plan for Non-Employee Directors (the “1995 Plan”). The aggregate purchase price for these 6,000 shares of CSS common stock was $76,260, which was paid in cash.
On November 5, 2010, CSS issued 6,000 shares of its common stock ($.10 par value) to a member of the Board of Directors of CSS, upon such director’s exercise of stock options previously granted to such director under the 1995 Plan. The aggregate purchase price for these 6,000 shares of CSS common stock was $76,260, which was paid in cash.
On November 30, 2010, CSS issued options to purchase 20,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”). The 2006 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2006 to 2010. In accordance with the automatic grant provisions of the 2006 Plan, each of the options granted on November 30, 2010: (i) has an exercise price of $18.27 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2006 Plan, and none was received.
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

CSS INDUSTRIES, INC. (Registrant)
Date: February 9, 2011	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: February 9, 2011	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)