Form 10-K
period 2011-03-31
CSS INDUSTRIES INC
filed 2011-05-26
CIK 20629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant is $150,033,335. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2010, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2011 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 17, 2011, there were outstanding 9,733,405 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

INDEX

PART I

Item 1.	Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in eleven facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”).

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2011 refers to the fiscal year ended March 31, 2011.

In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. The Company consolidated its accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

In fiscal 2009, CSS completed acquisitions of several businesses that are complementary to its existing businesses. On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iotatm (“iota”). iota is a designer and marketer of stationery products such as notecards, journals and stationery kits. On August 5, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hampshire Paper Corp. (“Hampshire Paper”) which is a manufacturer and supplier of pot covers, waxed tissue, paper and foil to the wholesale floral and horticultural industries. On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone L.C. (“Seastone”) which is a provider of specialty gift card holders.

On May 27, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Designer Dispatch Ribbon, Inc. (“Designer Dispatch Ribbon”). Designer Dispatch Ribbon was a manufacturer of stock and custom ribbon and bows and related products.

On May 24, 2011, the Company, as part of a continuing review of its Cleo gift wrap business, approved a plan to close its manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. We use the Memphis, Tennessee facility primarily for the manufacture and distribution of gift wrap products. The Company continually evaluates the efficiency and productivity of its production and distribution facilities to maintain its competitiveness, and believes that it will experience better operational efficiencies as a result of this action. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets relating to our Cleo manufacturing facility located in Memphis, Tennessee. The foregoing impairment charge was partially offset by a $3,965,000 tax benefit. During our fiscal year ending March 31, 2012, we expect to incur pre-tax expenses of up to $10,300,000 associated with the approved plan, which costs primarily relate to cash expenditures for facility and staff costs (approximately $7,100,000) and non-cash asset write-downs (approximately $3,200,000). Approximately half of these charges are expected to be recognized in the first quarter of fiscal year 2012. Additionally, the Company expects to incur $1,300,000 in cash spending during fiscal 2012 which was expensed previously. The Company expects to complete the restructuring plan by the end of fiscal 2012.

The Company’s goal is to expand by developing new or complementary products, by entering new markets, by acquiring companies that are complementary with its existing operating businesses and by acquiring other businesses with leading market positions.

Principal Products CSS designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper and decorations. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets decorative ribbons and bows, all occasion boxed greeting cards, gift wrap, gift bags, gift boxes, gift card holders, decorative and waxed tissue, decorative films and foils, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, floral accessories and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores.

Key brands include Paper Magic®, Berwick®, Offray®, Cleo®, C.R. Gibson®, Markings®, Creative Papers®, Tapestry®, Seastone®, Dudley’s®, Don Post Studios®, Eureka®, Learning Playground®, Stickerfitti® and iota®.

CSS operates eleven manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama, Tennessee and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•	Boxed greeting cards are produced by Asian manufacturers to our specifications. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Gift tags and classroom exchange Valentine products are domestically manufactured or imported from Asian manufacturers. Manufacturing processes include a wide range of finishing, assembly and packaging operations. Domestically distributed products are warehoused in a facility in Pennsylvania.

•	Halloween make-up and Easter egg dye products are manufactured in Asia to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Ribbons and bows are primarily manufactured and warehoused in seven facilities located in Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or imported from Mexico and Asia. Imported woven products are either narrow woven or converted from bulk rolls of wide width textiles. Domestic woven products are narrow woven.

•	Gift wrap is primarily manufactured in one facility in Memphis, Tennessee. Manufacturing includes web printing, finishing, rewinding and packaging. Finished gift wrap products are warehoused and shipped from the production facility in Memphis. A small portion of gift wrap products are imported from Asia. As noted above, a plan has been approved to close and exit this facility no later than December 31, 2011 and to transition the sourcing of all gift wrap products to foreign suppliers.

•	Memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Florence, Alabama.

•	Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in a facility located in Milford, New Hampshire. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Berwick, Pennsylvania.

Other products including, but not limited to, decorative tissue paper, gift bags, gift boxes, gift card holders, Halloween masks, costumes and novelties, Easter products, decorations and school products are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2011 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.

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

Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Memphis, Dallas, Atlanta, Las Vegas and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 24% and 12% of total net sales, respectively, during fiscal 2011. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2011. Approximately 59% of the Company’s sales are attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products, with the remainder attributable to all occasion products. Approximately 46% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by C.R. Gibson’s key account representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.

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

Employees

At May 17, 2011, approximately 1,830 persons were employed by CSS (increasing to approximately 2,550 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.

With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 600 employees as of May 17, 2011, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouse in Memphis, Tennessee also remains in effect until December 31, 2011. The Company plans to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers.

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

A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 24% and 12% of our sales, respectively, during our 2011 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2011. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 57% of our sales in our 2011 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

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

For a large portion of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags, gift boxes, gift card holders, decorative tissue paper, classroom exchange Valentines, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 56% of our sales in fiscal 2011 were related to products sourced from foreign suppliers. Further, on May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control, enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.

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

Many of our largest customers are national and regional retail chains. The retail channel in the United States has experienced significant shifts in market share among competitors in recent years. In addition, leveraged buyouts of certain large retailers in recent years have left these companies with significant levels of debt. Furthermore, effects from the worldwide economic slowdown that began in our 2009 fiscal year, including reduced, delayed or foregone consumer spending and increased difficulty and costs associated with obtaining the financing and capital needed by retailers to operate their businesses, has adversely affected retailers in general, including our key customers. A prolonged economic slowdown or a slow economic recovery, or even an uncertain economic outlook, could further adversely affect our key customers. Our business, results of operations and financial condition may be adversely affected if, as a result of these factors, our customers file for bankruptcy protection and/or cease doing business, significantly reduce the number of stores they operate, significantly reduce their purchases from us, do not pay us for their purchases, or if their payments to us are delayed because of bankruptcy or other factors beyond our control.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war, fuel prices, consumer demand for our products based upon, among other things, consumer trends and the availability of alternative products, and consumer confidence in future economic conditions. The worldwide economic slowdown that began in our 2009 fiscal year, in addition to adversely affecting our customers, has adversely affected consumer spending on discretionary items, including our products, which, in turn, has adversely affected our business, results of operations and financial condition. A prolonged economic slowdown or a slow economic recovery, or even an uncertain economic outlook, could further adversely affect consumer spending on discretionary items, including our products, which, in turn, could further adversely affect our business, results of operations and financial condition. We also routinely utilize new artwork, designs or licensed intellectual property in connection with our products, and our inability to design, select, procure, maintain or sell consumer-desired artwork, designs or licensed intellectual property could adversely affect the demand for our products, which could adversely affect our business, results of operations and financial condition.

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

Our business, results of operations and financial condition may be adversely affected if we fail to extend or renegotiate our collective bargaining contracts with our labor unions, or if our unionized employees were to engage in a strike, or other work stoppage.

Approximately 600 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland and at our gift wrap facilities in Memphis, Tennessee are represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2011. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouse in Memphis, Tennessee also will expire on December 31, 2011. The Company plans to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

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

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to labor and employment, product safety, including regulations enforced by the United States Consumer Products Safety Commission, import and export activities, the Internet and e-commerce, antitrust issues, taxes, chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the affect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. A failure to comply with applicable laws and regulations, or concerns about product safety, also may lead to a recall or post-manufacture repair of selected products, resulting in the rejection of our products by our customers and consumers, lost sales, increased customer service and support costs, and costly litigation. There is risk that any claims or liabilities, including product liability claims, relating to such noncompliance may exceed, or fall outside the scope of, our insurance coverage. Further, a failure to comply with applicable laws and regulations with respect to the Internet and e-commerce activities, which cover issues relating to user privacy, data protection, copyrights and consumer protection, may subject us to significant liabilities. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have an adverse effect on our business, results of operations and financial condition.

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

Our business, results of operations and financial condition may be adversely affected by our ability to successfully manage our information technology (“IT”) infrastructure.

We rely upon our IT infrastructure to operate our business. If we suffer damage, interruption, or impairment of our IT infrastructure resulting from human error, vandalism, fire, flood, power loss, telecommunications failure, terrorist attacks, a computer virus or a malfunction of an IT application, we could experience substantial operational issues, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption. Our inability to successfully manage our IT infrastructure could adversely affect our business, results of operations and financial condition.

We are subject to a number of restrictive covenants under our borrowing arrangements, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.

Our borrowing arrangements contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in activities such as incurring additional debt, making investments, granting liens on our assets, making capital expenditures, paying dividends and making other distributions on our capital stock, and engaging in mergers, acquisitions, asset sales and repurchases of our capital stock. Under such arrangements, we are also subject to customary financial covenants, including covenants requiring us to maintain our capital expenditures below a maximum permitted amount each year and to keep our tangible net worth and our interest coverage ratio at or above certain minimum levels. Compliance with the financial covenants contained in our borrowing arrangements is based on financial measures derived from our operating results.

If our business, results of operations or financial condition is adversely affected by one or more of the risk factors described above, or other factors described in this annual report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these covenants. If we fail to comply with such covenants, our lenders under our borrowing arrangements could stop advancing funds to us under these arrangements and/or demand immediate payment of amounts outstanding under such arrangements. Under such circumstances, we would need to seek alternate financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital, and in our ability to make acquisitions and to pay dividends. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under our borrowing arrangements.

If our business, results of operations or financial condition is adversely affected as a result of any of the risk factors described above or elsewhere in this annual report on Form 10-K or our other SEC filings, we may be required to incur financial statement charges, such as asset or goodwill impairment charges, which may, in turn, have a further adverse affect on our results of operations and financial condition.

In the fourth quarter of fiscal 2011, we recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets in our Cleo manufacturing facility located in Memphis, Tennessee. In the fourth quarter of fiscal 2010, we recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in our BOC Design Group and C.R. Gibson reporting units, and partial impairments of trademarks used by such entities. If our business, results of operations or financial condition are adversely affected by one or more circumstances, such as any one or more of the risk factors above or other factors described in this annual report on Form 10-K and elsewhere in our SEC filings, we then may be required under applicable accounting rules to incur additional charges associated with reducing the carrying value on our financial statements of certain assets, such as goodwill, intangible assets or tangible assets.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

		Approximate Square Feet
Location	Use	Owned	Leased

Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	451,000
Memphis, TN(1)	Manufacturing and distribution	—	1,006,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Batesburg, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Florence, AL	Distribution	—	180,000
Milford, NH	Manufacturing	—	58,000

Total		1,305,000	1,795,000

(1)	On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers.

The Company also owns a former manufacturing facility aggregating approximately 253,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating approximately 213,000 square feet for various marketing and administrative purposes, including approximately 21,000 square feet utilized as an office and showroom in Hong Kong. The Company also owns administrative office space of approximately 2,000 square feet which has been leased to a third party. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

Item 3.	Legal Proceedings.

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2011 and fiscal 2010.

			Dividends
Fiscal 2011	High	Low	Declared

First Quarter	$21.92	$16.29	$.15
Second Quarter	19.13	14.87	.15
Third Quarter	21.55	15.94	.15
Fourth Quarter	21.54	16.07	.15

			Dividends
Fiscal 2010	High	Low	Declared

First Quarter	$23.53	$15.20	$.15
Second Quarter	27.28	18.25	.15
Third Quarter	21.93	17.19	.15
Fourth Quarter	21.85	16.09	.15

At May 17, 2011, there were approximately 2,400 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2006 through March 31, 2011, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2006 and reinvestment of all dividends).

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

Item 6.	Selected Financial Data.

	Years Ended March 31,
	2011(a)	2010(b)	2009	2008	2007
	(In thousands, except per share amounts)

Statement of Operations Data:
Net sales	$450,700	$448,450	$482,424	$498,253	$530,686
Income (loss) before income taxes	8,751	(30,987)	25,890	38,833	36,804
Net income (loss)	5,611	(23,739)	16,986	25,358	23,889
Net income (loss) per common share:
Basic	$.58	$(2.46)	$1.71	$2.36	$2.25

Diluted	$.58	$(2.46)	$1.70	$2.31	$2.19

Balance Sheet Data:
Working capital	$146,896	$130,897	$114,371	$136,000	$188,309
Total assets	286,923	281,762	322,259	345,041	343,070
Current portion of long-term debt	66	481	10,479	10,246	10,195
Long-term debt	—	66	485	10,192	20,392
Stockholders’ equity	235,659	233,045	259,254	262,353	261,110
Cash dividends declared per common share	$.60	$.60	$.60	$.56	$.48

(a)	In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets in its Cleo manufacturing facility located in Memphis, Tennessee. The foregoing impairment charge was partially offset by a $3,965,000 tax benefit.

(b)	In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson, LLC and BOC Design Group (consisting of Berwick Offray LLC and Cleo Inc), and partial impairments of tradenames used by such entities. The foregoing impairment charge was partially offset by an $11,692,000 tax benefit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Approximately 59% of the Company’s sales are attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder being attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its gift wrap, boxed greeting card, ribbon and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn resulted in slowness or reductions in order patterns by our customers. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to an impairment of tangible assets in its Cleo asset group. See Note 1 to the consolidated financial statements. In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in the Company’s BOC Design Group and C.R. Gibson reporting units, and partial impairments of trademarks used by such entities. See Note 3 to the consolidated financial statements.

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and other all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last seven fiscal years, the Company has closed five manufacturing plants and seven warehouses totaling 1,674,000 square feet. As described elsewhere in this annual report on Form 10-K, in May 2011 the Company announced that its Memphis, Tennessee manufacturing facility will be closed, with an exit to be completed by no later than December 31, 2011. Additionally, in fiscal 2007, the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

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

On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone for $1,139,000 in cash. The purchase price is subject to adjustment, equal to 5% of net sales of certain products sold, through fiscal 2014. During fiscal 2011 and 2010, there was an increase in patents in the amount of $1,087,000 and $161,000, respectively, related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt. Seastone is a provider of specialty gift card holders. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

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

On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iota for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. The amount recorded through March 31, 2011 was immaterial. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a designer and marketer of stationery products such as notecards, journals, and stationery kits. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

On May 24, 2011, the Company, as part of a continuing review of its Cleo gift wrap business, approved a plan to close its manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. During our fiscal year ending March 31, 2012, we expect to incur pre-tax expenses of up to $10,300,000 associated with the approved plan, which costs primarily relate to cash expenditures for facility and staff costs (approximately $7,100,000) and non-cash asset write-downs (approximately $3,200,000). Approximately half of these charges are expected to be recognized in the first quarter of fiscal year 2012. Additionally, the Company expects to incur $1,300,000 in cash spending during fiscal 2012 which was expensed previously. The Company expects to complete the restructuring plan by the end of fiscal 2012.

Litigation

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Consolidated net sales for fiscal 2011 increased 1% to $450,700,000 from $448,450,000 in fiscal 2010. The increase in net sales was primarily due to higher sales of ribbons and bows, partially offset by lower sales of Christmas boxed greeting cards, gift wrap and all occasion products.

Cost of sales, as a percentage of net sales, was 75% in fiscal 2011 and 2010 as higher freight and distribution costs were substantially offset by improved plant efficiencies.

Selling, general and administrative (“SG&A”) expenses decreased to $93,062,000 in fiscal 2011 from $95,667,000 in fiscal 2010. The decrease in SG&A expenses is primarily due to lower payroll and stock compensation expenses.

An impairment of tangible assets of $11,051,000 was recorded in fiscal 2011 related to the full impairment of the tangible assets relating to our Cleo manufacturing facility located in Memphis, Tennessee. See further discussion in Note 1 to the consolidated financial statements. There was no impairment of tangible assets in fiscal 2010.

An impairment of goodwill and intangible assets of $44,315,000 was recorded in fiscal 2010 as a result of the full impairment of goodwill in two of the Company’s reporting units, C.R. Gibson and BOC Design Group, and partial impairments of tradenames used by such entities. See further discussion in Note 3 to the consolidated financial statements. There was no impairment of goodwill and intangible assets in fiscal 2011.

Restructuring expenses were $164,000 in fiscal 2011 and $207,000 in fiscal 2010.

Interest expense, net decreased to $1,348,000 in fiscal 2011 from $1,885,000 in fiscal 2010. The decrease in interest expense, net was primarily due to lower average borrowing levels as a result of cash generated from operations in fiscal 2011 compared to the prior year.

Income before income taxes was $8,751,000, or 2% of net sales, in fiscal 2011 compared to loss before income taxes of $30,987,000, or 7% of net sales, in fiscal 2010. Excluding the charge related to the impairment of tangible assets in fiscal 2011 and the charge related to the impairment of goodwill and intangible assets in fiscal 2010, income before income taxes increased 49% to $19,802,000 in fiscal 2011 from $13,328,000 in fiscal 2010.

Income taxes, as a percentage of income before taxes, were 36% in fiscal 2011. The income tax benefit, as a percentage of loss before income taxes, was 23% in fiscal 2010. The increase in income taxes in fiscal 2011 was primarily attributable to a portion of the goodwill impairment recorded in fiscal 2010 being non-deductible for tax purposes which was non-recurring in fiscal 2011.

Net income for the year ended March 31, 2011 was $5,611,000 compared to a net loss of $23,739,000 in fiscal 2010. Excluding the charge related to the impairment of tangible assets in fiscal 2011 and the charge related to the impairment of goodwill and intangible assets in fiscal 2010, net income increased 43% to $12,696,000 in fiscal 2011 from $8,884,000 in fiscal 2010 and diluted earnings per share increased 42% to $1.31 in fiscal 2011 compared to prior year diluted earnings per share of $0.92. The increase in net income was primarily due to lower payroll and stock compensation expenses and interest expense, as well as the impact of higher sales volume, compared to the prior year.

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

Cost of sales, as a percentage of net sales, was 75% in fiscal 2010 compared to 74% in fiscal 2009. The increase in cost of sales was primarily due to lower gross margins on domestically produced Christmas products resulting from competitive pricing pressures and manufacturing inefficiencies, some of which were compounded by difficulties encountered from the implementation of a phase of our enterprise resource planning systems standardization project, partially offset by improved margins on imported seasonal products.

SG&A expenses decreased to $95,667,000 is fiscal 2010 from $96,723,000 in fiscal 2009. The decrease in SG&A expenses is primarily due to lower compensation expense and incentives in fiscal 2010 compared to the prior year.

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

The income tax benefit, as a percentage of loss before taxes, was 23% in fiscal 2010. Income taxes, as a percentage of income before taxes, were 34% in fiscal 2009. The decrease in income taxes in fiscal 2010 was primarily attributable to a portion of the goodwill impairment being non-deductible for tax purposes.

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

Reconciliation of Certain Non-GAAP Measures

Management believes that presentation of results of operations adjusted for the effects of non-recurring charges related to the impairment of tangible assets in fiscal 2011 and the impairment of goodwill and intangible assets in fiscal 2010 provides useful information to investors because it enhances comparability between the reporting periods.

	Year Ended March 31, 2011
	Income Before		Diluted Earnings
	Income Taxes	Net Income	per Share
	(In thousands, except per share amounts)

As Reported	$8,751	$5,611	$.58
Impairment of tangible assets	11,051	7,085	.73

Non-GAAP Measurement	$19,802	$12,696	$1.31

	Year Ended March 31, 2010
	(Loss) Income		Diluted (Loss)
	Before Income	Net (Loss)	Earnings
	Taxes	Income	per Share
	(In thousands, except per share amounts)

As Reported	$(30,987)	$(23,739)	$(2.46)
Impairment of goodwill and intangible assets	44,315	32,623	3.37

Non-GAAP Measurement	$13,328	$8,884	$.92

Diluted earnings per share for the year ended March 31, 2010 does not add due to rounding.

Liquidity and Capital Resources

At March 31, 2011, the Company had working capital of $146,896,000 and stockholders’ equity of $235,659,000. Operating activities provided net cash of $32,219,000 in fiscal 2011 compared to $48,676,000 in fiscal 2010. Net cash provided by operating activities in fiscal 2011 consisted primarily of net income of $5,611,000, a non-cash impairment charge of $11,051,000 related to tangible assets, depreciation and amortization of $11,146,000, a decrease in accounts receivable of $2,653,000, a decrease in other assets of $2,051,000 and an increase in accounts payable of $5,914,000, offset by an increase in inventories of $2,295,000 and a decrease of $4,717,000 in accrued expenses and other long-term obligations.

Our investing activities used net cash of $3,305,000 in fiscal 2011, as compared to $3,920,000 in fiscal 2010, consisting primarily of capital expenditures of $3,384,000. In fiscal 2010, our investing activities consisted primarily of capital expenditures of $4,447,000, partially offset by $752,000 from sales of assets.

Our financing activities used net cash of $5,724,000 in fiscal 2011, consisting primarily of payments of cash dividends of $5,823,000. In fiscal 2010, financing activities used net cash of $19,718,000, consisting primarily of a $10,000,000 principal repayment on our senior notes, repayments under our short term credit facilities of $4,150,000 and payments of cash dividends of $5,784,000.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, with approximately 75% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the agreement. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. For information concerning this credit facility, see Note 9 to the consolidated financial statements. At March 31, 2011, there were no borrowings outstanding under the Company’s revolving credit facility. The Company made its final repayment of 4.48% senior notes in December 2009. In addition, the Company had approximately $66,000 of capital leases outstanding at March 31, 2011.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2011, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total

Capital lease obligations	$66	$—	$—	$—	$66
Operating leases	6,877	6,728	3,518	1,530	18,653
Other long-term obligations(1)	255	1,018	614	2,934	4,821
Purchase obligation(2)	674	—	—	—	674
Royalty obligation(3)	713	—	—	—	713

	$8,585	$7,746	$4,132	$4,464	$24,927

(1)	Other long-term obligations consist primarily of postretirement medical liabilities, deferred compensation arrangements, an asset retirement obligation and Seastone royalty earn out. Future timing of payments for other long-term obligations is estimated by management.

(2)	The Company is committed to purchase approximately $674,000 of electric power from a vendor over a one year term. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements.

(3)	The Company is committed to pay a guaranteed minimum royalty attributable to sales of certain licensed products.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 8 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.

As of March 31, 2011, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Letters of credit	$3,130	$—	$—	$—	$3,130

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

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. While some customers are granted return rights as part of their sales program, customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company is generally not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company endeavors to mitigate its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when warranted in management’s judgment and available on terms that management deems satisfactory. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

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

Goodwill, Other Intangibles and Long-Lived Assets

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

Long-lived assets (including property, plant and equipment), except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.

In connection with the Company’s review of the recoverability of its goodwill, intangibles and long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets relating to its Cleo manufacturing facility located in Memphis, Tennessee. See Note 1 for further discussion. The fair value of all goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of March 31, 2011 was in excess of the carrying value. In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson and BOC Design Group, and partial impairments of tradenames used by such entities. See Note 3 to the consolidated financial statements for further discussion.

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

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s goals of expanding and growing by developing complementary products, aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, entering new markets, and acquiring other companies and businesses; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the Company’s anticipation that quarterly cash dividends will continue to be paid in the future; the expected future impact of legal proceedings; the Company’s expectation that a facility held for sale will be sold within the next 12 months for an amount greater than the current carrying value; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; the Company’s belief that sourcing all of its gift wrap products from foreign suppliers will be more efficient; the amount of costs the Company expects to incur in fiscal 2012 in connection with its plan to close the Memphis manufacturing facility; and the Company’s expectation that it will complete the restructuring plan during fiscal 2012. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s restructuring plan to close its Memphis manufacturing facility, including the risk that the cost of implementing the plan will exceed expectations, the risk that the expected benefits of the plan will not be realized and the risk that implementation of the plan will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws, and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate lines of credit in effect during fiscal 2011, a change in either the lender’s base rate or the London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. Based on average borrowings under its credit facilities of $29,912,000 for the year ended March 31, 2011, a 1% increase or decrease in floating interest rates would have increased or decreased annual interest expense by approximately $299,000. Based on an average cash balance of $9,938,000 for the year ended March 31, 2011, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $99,000.

Foreign Currency Risk

Approximately 2% of the Company’s sales in fiscal 2011 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8.	Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 14 to the consolidated financial statements, effective April 1, 2008, CSS Industries, Inc. adopted EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (incorporated into Accounting Standards Codification (ASC) Topic 715, “Compensation — Retirement Benefits”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

May 26, 2011
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,407	$27,217
Accounts receivable, net of allowances of $3,050 and $4,742	42,615	45,711
Inventories	80,767	78,851
Deferred income taxes	4,051	6,165
Assets held for sale	1,323	1,363
Other current assets	13,151	15,986

Total current assets	192,314	175,293

NET PROPERTY, PLANT AND EQUIPMENT	32,345	47,786

DEFERRED INCOME TAXES	8,854	5,439

OTHER ASSETS
Goodwill	17,233	17,233
Intangible assets, net of accumulated amortization of $5,382 and $3,676	31,408	32,027
Other	4,769	3,984

Total other assets	53,410	53,244

Total assets	$286,923	$281,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$66	$481
Accounts payable	25,509	19,595
Accrued income taxes	309	555
Accrued payroll and other compensation	8,061	7,691
Accrued customer programs	4,726	8,380
Accrued other expenses	6,747	7,694

Total current liabilities	45,418	44,396

LONG-TERM DEBT, NET OF CURRENT PORTION	—	66

OTHER LONG-TERM OBLIGATIONS	5,846	4,255

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2011 and 2010	1,470	1,470
Additional paid-in capital	51,311	49,295
Retained earnings	320,024	321,510
Accumulated other comprehensive loss, net of tax	(7)	(74)
Common stock in treasury, 4,969,679 and 5,027,306 shares, at cost	(137,139)	(139,156)

Total stockholders’ equity	235,659	233,045

Total liabilities and stockholders’ equity	$286,923	$281,762

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)

NET SALES	$450,700	$448,450	$482,424

COSTS AND EXPENSES
Cost of sales	336,446	337,852	356,115
Selling, general and administrative expenses	93,062	95,667	96,723
Impairment of tangible assets	11,051	—	—
Impairment of goodwill and intangible assets	—	44,315	—
Restructuring expenses, net	164	207	1,138
Interest expense, net of interest income of $16, $14 and $137	1,348	1,885	2,551
Other (income) expense, net	(122)	(489)	7

	441,949	479,437	456,534

INCOME (LOSS) BEFORE INCOME TAXES	8,751	(30,987)	25,890
INCOME TAX EXPENSE (BENEFIT)	3,140	(7,248)	8,904

NET INCOME (LOSS)	$5,611	$(23,739)	$16,986

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.58	$(2.46)	$1.71

Diluted	$.58	$(2.46)	$1.70

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,703	9,637	9,909

Diluted	9,715	9,637	9,990

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,611	$(23,739)	$16,986
Foreign currency translation adjustment	—	—	3
Postretirement medical plan, net of tax	65	7	6

Comprehensive income (loss)	$5,676	$(23,732)	$16,995

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$5,611	$(23,739)	$16,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,146	12,560	13,195
Impairment of tangible assets	11,051	—	—
Impairment of goodwill and intangible assets	—	44,315	—
Provision for doubtful accounts	442	110	525
Deferred tax (benefit) provision	(1,336)	(10,054)	3,244
Loss (gain) on sale or disposal of assets	35	(20)	(925)
Share-based compensation expense	1,938	2,323	2,632
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	2,653	(2,080)	(4,012)
(Increase) decrease in inventories	(2,295)	21,245	9,127
Decrease (increase) in other assets	2,151	(738)	537
Increase (decrease) in accounts payable	5,914	5,263	(3,943)
(Decrease) increase in accrued income taxes	(274)	370	(1,968)
Decrease in accrued expenses and other long-term obligations	(4,717)	(879)	(7,477)

Net cash provided by operating activities	32,319	48,676	27,921

Cash flows from investing activities:
Purchase of businesses	—	(225)	(11,164)
Final payment of purchase price for a business previously acquired	—	—	(2,700)
Purchase of property, plant and equipment	(3,384)	(4,447)	(14,143)
Proceeds from sale of assets	79	752	3,227

Net cash used for investing activities	(3,305)	(3,920)	(24,780)

Cash flows from financing activities:
Payments on long-term debt obligations	(722)	(10,609)	(10,417)
Borrowings on notes payable	309,075	346,405	545,385
Payments on notes payable	(309,075)	(350,555)	(541,235)
Payment of financing transaction costs	(100)	—	(621)
Dividends paid	(5,823)	(5,784)	(5,939)
Purchase of treasury stock	—	—	(16,687)
Proceeds from exercise of stock options	743	825	435
Tax benefit realized for stock options exercised	78	—	5

Net cash used for financing activities	(5,824)	(19,718)	(29,074)

Effect of exchange rate changes on cash and cash equivalents	—	—	3

Net increase (decrease) in cash and cash equivalents	23,190	25,038	(25,930)
Cash and cash equivalents at beginning of period	27,217	2,179	28,109

Cash and cash equivalents at end of period	$50,407	$27,217	$2,179

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
	(In thousands, except share and per share amounts)

BALANCE, APRIL 1, 2008	—	$—	14,703,084	$1,470	44,150	342,688	(90)	(4,437,325)	(125,865)	262,353
Cumulative effect of adoption of EITF 06-10	—	—	—	—	—	(566)	—	—	—	(566)
Tax benefit associated with exercise of stock options	—	—	—	—	31	—	—	—	—	31
Share-based compensation expense	—	—	—	—	2,632	—	—	—	—	2,632
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(495)	—	26,572	930	435
Increase in treasury shares	—	—	—	—	—	—	—	(687,000)	(16,687)	(16,687)
Foreign currency translation adjustment	—	—	—	—	—	—	3	—	—	3
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,939)	—	—	—	(5,939)
Postretirement medical plan, net of tax	—	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	16,986	—	—	—	16,986

BALANCE, MARCH 31, 2009	—	—	14,703,084	1,470	46,813	352,674	(81)	(5,097,753)	(141,622)	259,254
Tax benefit associated with exercise of stock options	—	—	—	—	159	—	—	—	—	159
Share-based compensation expense	—	—	—	—	2,323	—	—	—	—	2,323
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,641)	—	70,447	2,466	825
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,784)	—	—	—	(5,784)
Postretirement medical plan, net of tax	—	—	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	(23,739)	—	—	—	(23,739)

BALANCE, MARCH 31, 2010	—	—	14,703,084	1,470	49,295	321,510	(74)	(5,027,306)	(139,156)	233,045
Tax benefit associated with exercise of stock options	—	—	—	—	78	—	—	—	—	78
Share-based compensation expense	—	—	—	—	1,938	—	—	—	—	1,938
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,274)	—	57,627	2,017	743
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,823)	—	—	—	(5,823)
Postretirement medical plan, net of tax	—	—	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	5,611	—	—	—	5,611

BALANCE, MARCH 31, 2011	—	$—	14,703,084	$1,470	$51,311	$320,024	$(7)	(4,969,679)	$(137,139)	$235,659

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, decorative ribbons and bows, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in eleven facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a purchasing office in Hong Kong to administer Asian sourcing opportunities.

The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), BOC Design Group (consisting of Berwick Offray LLC (“Berwick Offray”) and Cleo Inc (“Cleo”)) and C.R. Gibson, LLC (“C.R. Gibson”). In fiscal 2007, the Company combined the operations of its Cleo and Berwick Offray subsidiaries in order to improve profitability and efficiency through the elimination of redundant back office functions and certain management positions. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

Approximately 600 of its 1,830 employees (increasing to approximately 2,550 as seasonal employees are added) are represented by labor unions. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2011. The collective bargaining agreement with the labor union representing the production and maintenance employees in Memphis, Tennessee also remains in effect until December 31, 2011. The Company plans to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. With some exceptions, customers do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company generally is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate and available on terms satisfactory to the Company. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customers’ creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

Inventories

The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $791,000 and $996,000 at March 31, 2011 and 2010, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $863,000 and $854,000 at March 31, 2011 and 2010, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2011	2010

Raw material	$12,232	$12,696
Work-in-process	20,127	20,881
Finished goods	48,408	45,274

	$80,767	$78,851

Assets Held for Sale

Assets held for sale in the amount of $1,323,000 at March 31, 2011 and $1,363,000 as of March 31, 2010 represents a former manufacturing facility which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months for an amount greater than the current carrying value. The Company ceased depreciating this facility at the time it was classified as held for sale.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2011	2010

Land	$2,508	$2,508
Buildings, leasehold interests and improvements	44,127	45,165
Machinery, equipment and other	119,784	147,305

	166,419	194,978
Less — Accumulated depreciation	(134,074)	(147,192)

Net property, plant and equipment	$32,345	$47,786

During fiscal 2011, the Company identified and wrote off certain property, plant and equipment that was fully depreciated and no longer in use. The net effect was to decrease gross cost and accumulated depreciation by $23,951,000. There was no effect on net property, plant and equipment.

Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years

In conjunction with negotiating certain lease extensions during the first quarter of fiscal 2011, the Company identified a previously unrecognized asset retirement obligation at one of its leased facilities. The Company believes that this obligation existed since the adoption of Financial Accounting Standards Board (“FASB”) No. 143, “Asset Retirement Obligations,” which was later codified as ASC 420-20, which became effective for the Company beginning in fiscal 2004. The Company calculated the historical impact as if it had appropriately adopted the standard in fiscal 2004, and the impact was not material to any individual period from fiscal 2004 through fiscal 2010. The impact of recording the asset retirement obligation resulted in an asset and a liability, each in the amount of $1,704,000, as of April 1, 2003. Additionally, on April 1, 2010, a reduction in income of $1,326,000 was recorded related to depreciation and accretion from fiscal 2004 through fiscal 2010 in the amount of $712,000 and $614,000, respectively. In December 2010, the Company entered into a lease amendment which resulted in a reduction in the asset retirement obligation of $1,049,000 and a reduction of depreciation expense of $134,000 during the third quarter of fiscal 2011. During the year ended March 31, 2011, the impact of the asset retirement obligation included $76,000 of depreciation expense and $91,000 of accretion expense. Accretion expense was recorded as a component of depreciation expense and amortization. The asset retirement obligation of $110,000 and $1,082,000 is included in current and other long-term obligations, respectively, at March 31, 2011.

Additionally, during the first quarter of fiscal 2011, the Company determined that the useful lives used to amortize leasehold improvements at the same leased facility from fiscal 2006 to fiscal 2010 did not follow the guidance in the codification referenced above. Leasehold improvements were being amortized through the lease end date without consideration of lease renewal periods that were reasonably assured. The Company calculated the historical impact as if it had used the proper useful life of the assets, and such impact was not material to any individual period from fiscal 2006 to fiscal 2010. The impact of adjusting the leasehold improvement amortization periods resulted in additional net book value of $1,293,000 as of April 1, 2010 that was recorded as a reduction of depreciation expense in the first quarter of fiscal 2011.

The correction of these items did not have a material impact on the Company’s consolidated statement of cash flows. Management evaluated the quantitative and qualitative impact of the corrections on previously reported periods as well as the three months ended June 30, 2010 and the year ended March 31, 2011. Based upon this

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluation, management concluded that these adjustments were not material to the Company’s consolidated financial statements.

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other (income) expense, net with the exception of a gain of $761,000 recorded in fiscal 2009 related to the sale of two facilities associated with a restructuring program. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

The Company leased $1,125,000 of computer equipment (which had total accumulated amortization of $963,000) under capital leases as of March 31, 2011. As of March 31, 2010, the Company leased $1,125,000 of computer equipment and $184,000 of trucks (which had total accumulated amortization of $712,000) under capital leases as of March 31, 2010. The amortization of capitalized assets is included in depreciation expense. Depreciation expense was $8,735,000, $10,967,000 and $10,936,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

Impairment of Long-Lived Assets including Goodwill, Other Intangible Assets and Property, Plant and Equipment

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-lived assets (including property, plant and equipment), except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.

In the fourth quarter of fiscal 2011, 2010 and 2009, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. Refer to Note 3 for the results of the annual impairment testing performed in fiscal 2010. The Company determined that no impairment existed in fiscal 2011 and 2009.

In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company evaluated the recoverability of the long-lived asset group primarily related to the Cleo gift wrap manufacturing and distribution facility. In accordance with the guidance in the codification on testing long-lived assets for impairment, the Company considered the indicators that led to this test which included projected future operating and cash flow losses as well as various options available to the Company. The Company uses a dual approach to determine the fair value of the Cleo asset group, including both a market approach and an income approach, using a weighted average of various scenarios. As a result of this analysis, it was determined that the fair value of the Cleo asset group was less than the carrying value. This resulted in an impairment charge of $11,051,000, which was recorded in the fourth quarter of fiscal 2011.

On May 24, 2011, the Company, as part of a continuing review of its Cleo gift wrap business, approved a plan to close its manufacturing facility located in Memphis, Tennessee, with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. During our fiscal year ending March 31, 2012, we expect to incur pre-tax expenses of up to $10,300,000 associated with the approved plan, which costs primarily relate to cash expenditures for facility and staff costs (approximately $7,100,000) and non-cash asset write-downs (approximately $3,200,000). Approximately half of these charges are expected to be recognized in the first quarter of fiscal year 2012. Additionally, the Company expects to incur $1,300,000 in cash spending during fiscal 2012 which was expensed previously. The Company expects to complete the restructuring plan by the end of fiscal 2012.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2011 and 2010.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product development costs capitalized as of March 31, 2011 and 2010 were $7,165,000 and $6,747,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $9,912,000, $10,009,000 and $9,809,000 was recognized in the years ended March 31, 2011, 2010 and 2009, respectively.

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

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic net income (loss) per common share and diluted net income (loss) per common share for the years ended March 31, 2011, 2010 and 2009.

	For the Years Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$5,611	$(23,739)	$16,986

Denominator:
Weighted average shares outstanding for basic income (loss) per common share	9,703	9,637	9,909
Effect of dilutive stock options	12	—	81

Adjusted weighted average shares outstanding for diluted income (loss) per common share	9,715	9,637	9,990

Basic net income (loss) per common share	$.58	$(2.46)	$1.71

Diluted net income (loss) per common share	$.58	$(2.46)	$1.70

Options on 705,000 shares, 942,000 shares and 1,434,000 shares of common stock were not included in computing diluted net income (loss) per common share for the years ended March 31, 2011, 2010 and 2009, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2011	2010	2009
	(In thousands)

Cash paid during the year for:
Interest	$1,058	$1,892	$2,896

Income taxes	$2,860	$3,036	$7,741

Details of acquisitions:
Fair value of assets acquired	$—	$225	$11,560
Liabilities assumed	—	—	296

Net assets acquired	—	225	11,264
Amount due seller	—	—	100

Cash paid	—	225	11,164
Less cash acquired	—	—	—

Net cash paid for acquisitions	$—	$225	$11,164

(2)	BUSINESS ACQUISITIONS

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

On February 20, 2009, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Seastone L.C. (“Seastone”) for $1,139,000 in cash. The purchase price is subject to adjustment, equal to 5% of net sales of certain products sold, through fiscal 2014. During fiscal 2011 and 2010, there was an increase in patents in the amount of $1,087,000 and $161,000, respectively, related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt. Seastone is a provider of specialty gift card holders. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

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

On May 16, 2008, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of iotatm (“iota”) for approximately $300,000 in cash and a note payable to the seller in the amount of $100,000. The purchase price is subject to adjustment, based on future sales volume through fiscal 2014, up to a maximum of $2,000,000. The amount recorded through March 31, 2011 was immaterial. In addition, the seller retains a 50% interest in royalty income associated with the sale by third parties of licensed iota products through the fifth anniversary of the closing date. iota is a designer and marketer of stationery products such as notecards,

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

journals, and stationery kits. The acquisition was accounted for as a purchase and there was no goodwill recorded in this transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2009 (in thousands):

Currents assets	$5,418
Property, plant and equipment	593
Intangible assets	4,652
Goodwill	897

Total assets acquired	11,560

Current liabilities	205
Other long-term obligations	91

Total liabilities assumed	296

Net assets acquired	$11,264

(3)	GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The following table shows changes in goodwill for the fiscal years ended March 31, 2010 and 2011 (in thousands):

Balance as of March 31, 2009	$49,258
Impairment charge	(32,025)

Balance as of March 31, 2010 and 2011	$17,233

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2011 and 2010 is as follows (in thousands):

	March 31, 2011		March 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$12,793	$—
Customer relationships	22,057	4,858	22,057	3,358
Non-compete	200	167	200	117
Trademarks	403	183	403	153
Patents	1,337	174	250	48

	$36,790	$5,382	$35,703	$3,676

During fiscal 2011, there was an increase in patents in the amount of $1,087,000 related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt.

The weighted-average amortization period of customer relationships, trademarks and patents are 7 years, 10 years and 10 years, respectively.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $1,706,000 for fiscal 2011, $1,593,000 for fiscal 2010 and $1,458,000 for fiscal 2009. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2012	$1,694
Fiscal 2013	1,661
Fiscal 2014	1,661
Fiscal 2015	1,642
Fiscal 2016	1,641

In the fourth quarter of fiscal 2011 and 2009, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed. Upon performing its annual impairment test in the fourth quarter of fiscal 2010, the Company determined that the C.R. Gibson reporting unit, as well as the BOC Design Group reporting unit, had a fair market value which was less than the carrying value and, therefore, failed step one of the test. The factors that led to failing step one of the test included a deterioration of the financial performance in these reporting units during the fourth quarter of fiscal 2010 as well as a decline in the outlook for future periods. The second step of the test resulted in the Company recording a non-cash pre-tax goodwill impairment charge of $17,409,000 for the C.R. Gibson reporting unit and $14,616,000 for the BOC Design Group reporting unit.

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

The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets relating to its Cleo manufacturing facility located in Memphis, Tennessee. See Note 1 for further discussion. Such test yielded no impairment in fiscal 2010 and 2009.

(4)	BUSINESS RESTRUCTURING

During fiscal 2009, the Company reduced its workforce to improve efficiency and to a lesser extent as a result of the consolidation of various back office operations among its subsidiaries. Involuntary termination benefits offered to terminated employees were under the Company’s pre-existing severance program. The Company recorded approximately $1,321,000 in employee severance charges during fiscal 2009. During the year ended March 31, 2010, the Company made payments of $971,000 for costs related to severance. During fiscal 2010, there was a reduction in the restructuring accrual of $44,000 for costs that were less than originally estimated.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 4, 2008, the Company announced a restructuring plan to close the Company’s Elysburg, Pennsylvania production facilities and its Troy, Pennsylvania distribution facility. This restructuring was undertaken as the Company shifted from domestically manufactured to foreign sourced boxed greeting cards and gift tags. As part of the restructuring plan, the Company recorded a restructuring reserve of $628,000, including severance related to 75 employees. Under the restructuring plan, both facilities were closed as of March 31, 2008. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at the affected facilities of $1,222,000, which was included in restructuring expenses in the fourth quarter of fiscal 2008. During the quarter ended December 31, 2008, the Company sold two facilities associated with this restructuring program and recognized a gain of $761,000 related to this sale of assets. During fiscal 2009, there was an increase in the restructuring reserve in the amount of $578,000 primarily related to the ratable recognition of retention bonuses for employees providing service until their termination date. During fiscal 2011 and 2010, the Company recorded $164,000 and $251,000, respectively, related to the carrying costs of its Elysburg, Pennsylvania manufacturing facility that was closed and remains held for sale as of March 31, 2011.

(5)	TREASURY STOCK TRANSACTIONS

Under stock repurchase programs authorized by the Company’s Board of Directors, the Company repurchased 687,000 shares of the Company’s common stock for $16,687,000 in fiscal 2009. There were no repurchases of the Company’s common stock by the Company during fiscal 2011 and 2010. As of March 31, 2011, the Company had 313,000 shares remaining available for repurchase under the Board’s authorization.

(6)	SHARE-BASED PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. All options outstanding as of March 31, 2011 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding time-vested restricted stock units (“RSUs”) vest (subject to limited exceptions) at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At March 31, 2011, 1,230,269 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (“2006 Plan”), which expired on December 31, 2010, non-qualified stock options to purchase up to 200,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2006 Plan, options to purchase 4,000 shares of the Company’s common stock were granted automatically to each non-employee director on the last day that the Company’s common stock was traded in November from 2006 to 2010. Each option will expire five years after the date the option was granted, and options vest and become excisable at the rate of 25% per year on each of the first four anniversaries of the grant date. Given that the 2006 Stock Plan is now expired, no further grants may be made under such plan.

The Board of the Company adopted the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), subject to stockholder approval. If approved by the stockholders, non-qualified stock options to purchase up to 150,000 shares of common stock would be available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock would be granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2011 to

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant.

On May 24, 2011, in connection with the adoption of the 2011 Plan, our Board approved an amendment to our 2004 Plan to reduce the number of shares of our common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, our 2004 Plan now provides that 1,500,000 shares of our common stock may be issued as grants under the 2004 Plan. Prior to this amendment, our 2004 Plan provided that 2,000,000 shares of our common stock could be issued as grants under the 2004 Plan.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.

Stock Options

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $1,116,000, $1,797,000 and $2,460,000 in the years ended March 31, 2011, 2010 and 2009, respectively, and the associated future income tax benefit recognized was $404,000, $653,000 and $843,000 in the years ended March 31, 2011, 2010 and 2009, respectively.

The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) were presented as financing cash flows in the consolidated statements of cash flows.

Activity and related information pertaining to stock options for the years ended March 31, 2011, 2010 and 2009 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Options	Price	Contractual Life	Value

Outstanding at March 31, 2008	1,523,090	$28.34
Granted	98,000	24.00
Exercised	(29,622)	18.27
Forfeited/cancelled	(145,270)	28.82

Outstanding at March 31, 2009	1,446,198	28.20
Granted	96,210	20.15
Exercised	(123,783)	15.55
Forfeited/cancelled	(296,962)	31.77

Outstanding at March 31, 2010	1,121,663	27.96
Granted	121,500	18.96
Exercised	(76,937)	14.89
Forfeited/cancelled	(350,296)	31.28

Outstanding at March 31, 2011	815,930	$26.43	2.4 years	$175,555

Exercisable at March 31, 2011	574,667	$28.30	1.4 years	$118,580

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended March 31,
	2011	2010	2009

Expected dividend yield at time of grant	3.17%	2.98%	2.64%
Expected stock price volatility	55%	54%	38%
Risk-free interest rate	2.39%	2.92%	2.96%
Expected life of option (in years)	4.7	4.2	4.3

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The weighted average fair value of options granted during fiscal 2011, 2010 and 2009 was $6.89, $7.40, and $6.77 per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2011, 2010 and 2009 was $343,000, $611,000, and $252,000, respectively.

As of March 31, 2011, there was $1,476,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

Compensation cost related to time-vested RSUs recognized in operating results (included in selling, general and administrative expenses) was $822,000, $526,000 and $172,000 in the years ended March 31, 2011, 2010 and 2009, respectively, and the associated future income tax benefit recognized was $298,000, $191,000 and $60,000 in the years ended March 31, 2011, 2010 and 2009, respectively. For the performance-based RSUs that were issued in the first quarter of fiscal 2009, there was no compensation cost recognized in the year ended March 31, 2009 as it was determined in the third quarter of fiscal 2009 that the performance measures associated with these RSUs were improbable of achievement. There were no issuances of performance-based RSUs prior to fiscal 2009 and none were issued in fiscal 2011 and 2010. All RSUs granted during fiscal 2011 and 2010 were subject solely to service-based vesting conditions.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and related information pertaining to RSUs for the years ended March 31, 2011, 2010 and 2009 was as follows:

	Number	Weighted Average	Weighted Average
	of RSUs	Fair Value	Contractual Life

Outstanding at April 1, 2008	—	$—
Granted	58,150	25.70
Exercised	—	—
Forfeited/cancelled	(9,800)	26.02

Outstanding at March 31, 2009	48,350	25.63
Granted	98,760	16.70
Exercised	—	—
Forfeited/cancelled	(18,940)	20.41

Outstanding at March 31, 2010	128,170	19.52
Granted	85,350	16.75
Exercised	—	—
Forfeited/cancelled	(27,520)	17.97

Outstanding at March 31, 2011	186,000	$17.80	4.7 years

The fair value of each RSU granted was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.

As of March 31, 2011, there was $1,790,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years.

(7)	RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2011. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2011, 2010 and 2009 was $326,000, $112,000 and $128,000, respectively.

Postretirement Medical Plan

The Company’s Cleo subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of Crystal at the time of Cleo’s acquisition of Crystal in October 2002. The plan is unfunded and was frozen to new participants prior to Crystal’s acquisition by the Company.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	2011	2010

Benefit obligation at beginning of year	$996	$1,022
Interest cost	56	62
Actuarial gain	(98)	(8)
Benefits paid	(82)	(80)

Benefit obligation at end of year	$872	$996

The benefit obligation of $872,000 and $996,000 as of March 31, 2011 and 2010, respectively, was recorded in other long-term obligations in the consolidated balance sheet.

The net loss recognized in accumulated other comprehensive loss at March 31, 2011 was $12,000, net of tax, and there is no actuarial gain or loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2012.

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2011, 2010 and 2009 were a discount rate of 5.75% (6% for 2010 and 6.25% for 2009) and assumed health care cost trend rates of 12% (13% for 2010 and 14% for 2009) trending down to an ultimate rate of 5% in 2022.

Net periodic pension and postretirement medical costs were $56,000, $62,000 and $60,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

(8)	INCOME TAXES

Income (loss) from operations before income tax expense (benefit) was as follows (in thousands):

	For the Years Ended March 31,
	2011	2010	2009

United States	$(443)	$(41,157)	$18,478
Foreign	9,194	10,170	7,412

	$8,751	$(30,987)	$25,890

The following table summarizes the provision for U.S. federal, state and foreign taxes on income (loss) (in thousands):

	For the Years Ended March 31,
	2011	2010	2009

Current:
Federal	$2,332	$1,099	$4,451
State	592	29	(14)
Foreign	1,517	1,678	1,223

	4,441	2,806	5,660

Deferred:
Federal	(1,261)	(9,439)	2,994
State	(40)	(615)	250

	(1,301)	(10,054)	3,244

	$3,140	$(7,248)	$8,904

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory and effective federal income tax rates on income (loss) before income taxes were as follows:

	For the Years Ended March 31,
	2011	2010	2009

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	4.3	.4	1.3
Tax exempt interest income	—	—	(.1)
Changes in tax reserves and valuation allowance	(.2)	.5	(1.4)
Nondeductible goodwill	—	(13.6)	—
Other, net	(3.2)	1.1	(.4)

	35.9%	23.4%	34.4%

The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $78,000 in fiscal 2011, $159,000 in fiscal 2010 and $31,000 in fiscal 2009.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010

Deferred income tax assets:
Accounts receivable	$191	$229
Inventories	3,074	4,155
Accrued expenses	2,275	3,316
State net operating loss and credit carryforwards	5,923	5,583
Share-based compensation	4,573	3,746
Property, plant and equipment	1,031	—
Intangibles	5,464	7,061

	22,531	24,090
Valuation allowance	(6,907)	(6,325)

	15,624	17,765

Deferred income tax liabilities:
Property, plant and equipment	—	3,257
Unremitted earnings of foreign subsidiaries	2,447	2,538
Other	272	366

	2,719	6,161

Net deferred income tax asset	$12,905	$11,604

At March 31, 2011 and 2010, the Company had potential state income tax benefits of $6,907,000 (net of federal tax of $3,719,000) and $6,325,000 (net of federal tax of $3,406,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2031. These benefits were fully offset by a

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance as the Company believes it is more likely than not that the deferred tax assets will not be realized through future taxable earnings or implementation of tax planning strategies.

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

	March 31,
	2011	2010

Gross unrecognized tax benefits at April 1	$1,045	$1,245
Additions based on tax positions related to the current year	148	205
Reductions relating to settlements with taxing authorities	—	(13)
Reductions as a result of a lapse of the applicable statute of limitations	(176)	(392)

Gross unrecognized tax benefits at March 31	$1,017	$1,045

The total amount of gross unrecognized tax benefits at March 31, 2011 of $1,017,000 was classified in other long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $687,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $264,000 of interest and penalties are accrued at March 31, 2011, $51,000 of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s March 31, 2005 through March 31, 2007 federal tax returns were examined and settled with the Internal Revenue Service after minor adjustments. The Company has been notified that its March 31, 2009 federal tax return will be examined in fiscal 2012. State and foreign income tax returns remain open back to March 31, 2005 in major jurisdictions in which the Company operates.

(9)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following (in thousands):

	March 31,
	2011	2010

Capital leases	$66	$496
Seller note	—	51

	66	547
Less — current portion	(66)	(481)

	$—	$66

On March 17, 2011, the Company entered into a new revolving credit facility with two banks. The credit facility replaced the Company’s $110,000,000 revolving credit facility, which was due to expire on November 20, 2011, and its accounts receivable securitization facility that had been due to expire on July 5, 2011.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This new facility expires on March 17, 2016 and provides for a revolving line of credit under which the maximum credit available to the Company at any one time automatically adjusts upwards and downwards on a periodic basis among “low”, “medium” and “high” levels (each a “Commitment Level”), as follows:

Commitment Period Description	Commitment Period Time Frame	Commitment Level

Low	February 1 to June 30 (5 months)	$50,000,000
Medium	July 1 to October 31 (4 months)	$100,000,000
High	November 1 to January 31 (3 months)	$150,000,000

The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. The Company may issue up to $20,000,000 of letters of credit under the new credit facility.

At the Company’s option, interest on the facility accrues at per annum rates equal to either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.25% per annum on the average daily unused amount of the Commitment Level that is then applicable. From March 17, 2011 to March 31, 2011, there were no borrowings under this credit facility. As of March 31, 2011, there was $3,130,000 of outstanding letters of credit under this new credit facility. These letters of credit guarantee funding of workers compensation claims. The loan agreement also contains financial covenants which pertain to tangible net worth and an interest coverage ratio. The Company is in compliance with all financial debt covenants as of March 31, 2011.

The $110,000,000 revolving credit facility that terminated effective March 17, 2011 contained provisions to increase or reduce the interest pricing spread based on a measure of the Company’s leverage. At the Company’s option, interest on the facility accrued at (a) the one-, two-, three- or six-month LIBOR plus 1.25% or (b) the greater of (1) the prime rate (2) the federal funds open rate plus 0.5%, and (3) the daily LIBOR plus 1.25%. The revolving credit facility provided for commitment fees of 0.3% per annum on the daily average of the unused commitment, subject to adjustment based on a measure of the Company’s leverage.

Financing costs for amounts funded under the accounts receivable facility, which was also terminated effective March 17, 2011, were based on a variable commercial paper rate plus 1.5% and commitment fees of 0.5% per annum on the unused commitment were also payable under the facility. In addition, if the daily amount outstanding was less than 50% of the seasonally adjusted funding limit ($60,000,000 from July 2010 until January 2011 and $15,000,000 from and after February 1, 2011), an additional commitment fee of 0.25% per annum was also payable under the facility.

The weighted average interest rate under the $110,000,000 revolving credit facility and the accounts receivable facility for the years ended March 31, 2011, 2010 and 2009, was 4.50%, 4.12% and 4.07%, respectively. The average and peak borrowings were $29,912,000 and $84,000,000, respectively for the year ended March 31, 2011 and $40,889,000 and $97,140,000, respectively for the year ended March 31, 2010. Additionally, outstanding letters of credit under the $110,000,000 revolving credit facility totaled $3,336,000 at March 31, 2010. These letters of credit guaranteed funding of workers compensation claims and guaranteed the funding of obligations to a certain vendor.

The Company leases certain computer equipment under capital leases. The future minimum annual lease payments, including interest, associated with the capital lease obligations are $66,000 and matures in fiscal 2012.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also had a note payable due to the seller of an acquired business of approximately $51,000 at March 31, 2010 which was paid in fiscal 2011.

(10)	OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2012	$6,877
2013	3,851
2014	2,877
2015	2,345
2016	1,173
Thereafter	1,530

Total	$18,653

Rent expense was $8,796,000, $9,509,000 and $10,229,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2011 and 2010.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2011 and 2010.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2011 and 2010.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2011 and 2010.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Marketable securities	$677	$677	$—	$—
Cash surrender value of life insurance policies	890	—	890	—

Total assets	$1,567	$677	$890	$—

Liabilities
Deferred compensation plans	$677	$677	$—	$—

Total liabilities	$677	$677	$—	$—

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Marketable securities	$821	$821	$—	$—
Cash surrender value of life insurance policies	863	—	863	—

Total assets	$1,684	$821	$863	$—

Liabilities
Deferred compensation plans	$821	$821	$—	$—

Total liabilities	$821	$821	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. The carrying amount and estimated fair value of long-term debt was $66,000 and $547,000 as of March 31, 2011 and 2010, respectively, and represents capital lease obligations which are due within the next 12 months.

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

The Company operates in a single reporting segment, the design, manufacture, procurement, distribution and sale of non-durable all occasion and seasonal social expression products, primarily to mass market retailers in the United States and Canada. The majority of the Company’s assets are maintained in the United States.

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2011	2010	2009

Christmas	$205,660	$206,641	$242,127
All occasion	183,976	182,191	179,479
Other seasonal	61,064	59,618	60,818

Total	$450,700	$448,450	$482,424

One customer accounted for sales of $108,330,000, or 24% of total sales in fiscal 2011, $115,511,000, or 26% of total sales in fiscal 2010 and $127,894,000, or 27% of total sales in fiscal 2009. One other customer accounted for sales of $55,704,000, or 12% of total sales in fiscal 2011, $46,973,000, or 10% of total sales in fiscal 2010 and $47,437,000, or 10% of total sales in fiscal 2009.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures (see Note 11), the adoption of the updated guidance has no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements in addition to the presentation of purchases, sales, issuances and settlements for Level 3 fair value measurements. It also clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of the updated guidance had no impact on the Company’s consolidated financial statements.

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

Collateral Assignment Split-Dollar Life Insurance Agreements

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreement,” which was later incorporated into ASC 715, “Compensation-Retirement Benefits,” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-10 on April 1, 2008 and recorded a cumulative effect of an accounting change which resulted in a reduction to equity of $566,000.

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
2011	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$53,288	$159,945	$174,621	$62,846

Gross profit	$13,733	$39,214	$44,143	$17,164

Net (loss) income	$(5,737)	$8,465	$12,855	$(9,972)

Net (loss) income per common share:
Basic(1)	$(.59)	$.87	$1.32	$(1.02)

Diluted(1)	$(.59)	$.87	$1.32	$(1.02)

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters
2010	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$53,677	$160,273	$182,230	$52,270

Gross profit	$14,612	$40,643	$45,569	$9,774

Net (loss) income	$(4,490)	$8,892	$12,700	$(40,841)

Net (loss) income per common share:
Basic(1)	$(.47)	$.92	$1.32	$(4.22)

Diluted(1)	$(.47)	$.92	$1.31	$(4.22)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Fourth quarter of fiscal 2011 net loss included a charge of $7,085,000 (net of tax) related to the impairment of tangible assets as further described in Note 1 to the consolidated financial statements.

Fourth quarter of fiscal 2010 net loss included a charge of $32,623,000 (net of tax) related to the impairment of goodwill and other intangible assets as further described in Note 3 to the consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders
CSS Industries, Inc.:

We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2011, and our report dated May 26, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

May 26, 2011
Philadelphia, PA

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11.	Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Following is a list of documents filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) — for the years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows — for the years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3. Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.5	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.6	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.7	By-laws of the Company, as amended to date (as last amended August 2, 2007) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated October 25, 2007).

Material Contracts
10.1	Credit Agreement dated March 17, 2011 among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2011).

Management Contracts, Compensatory Plans or Arrangements
10.2	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).
10.3	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

10.4	Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.5	CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
10.6	CSS Industries, Inc. Management Incentive Program (as last amended June 3, 2008) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 9, 2008).
10.7	2004 Equity Compensation Plan (as last amended July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).
10.8	Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).
10.9	Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.10	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as last amended December 29, 2008) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.11	Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.12	CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management effective May 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.13	Form of Non-Qualified Stock Option Grant for grants under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.14	Form of Stock Bonus Award Grant for time-vested restricted stock units under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.15	Employment Agreement dated as of March 25, 2010 between CSS Industries, Inc. and Vincent A. Paccapaniccia (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).
10.16	Separation Agreement and Release of Claims Agreement dated as of March 30, 2010 between CSS Industries, Inc. and Clifford E. Pietrafitta (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).
10.17	Consulting Agreement dated as of April 15, 2010 between CSS Industries, Inc. and Clifford E. Pietrafitta (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).
10.18	CSS Industries, Inc. FY 2011 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2010).
10.19	CSS Industries, Inc. FY 2011 Management Incentive Program Criteria for BOC Design Group (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2010).
10.20	CSS Industries, Inc. FY 2011 Management Incentive Program Criteria for Paper Magic Group, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2010).
10.21	CSS Industries, Inc. FY 2011 Management Incentive Program Criteria for C.R. Gibson, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2010).

10.22		Employment Agreement dated July 26, 2010 between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2010).
10.23		Amendment dated August 31, 2010 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2010).
*10	.24	Amendment dated February 8, 2011 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner.
*10	.25	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for CSS Industries, Inc.
*10	.26	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for Berwick Offray LLC.
*10	.27	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for Paper Magic Group, Inc.
*10	.28	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for C.R. Gibson, LLC.
*10	.29	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for Cleo Inc.

Other
21	.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).
*23	.	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32	.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*32	.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance	Charged
	at	to Costs	Charged			Balance
	Beginning	and	to Other			at End of
	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

Year ended March 31, 2011
Accounts receivable allowances	$4,742	$5,885	$—	$7,577	(a)	$3,050
Year ended March 31, 2010
Accounts receivable allowances	$5,166	$7,677	$—	$8,101	(a)	$4,742
Accrued restructuring expenses	1,070	—	—	1,070	(b)	—
Year ended March 31, 2009
Accounts receivable allowances	$5,291	$6,178	$39 (c)	$6,342	(a)	$5,166
Accrued restructuring expenses	319	1,747	—	996	(d)	1,070

Accounts receivable allowances include $442,000, $110,000 and $525,000 of bad debt expense in fiscal 2011, 2010 and 2009, respectively.

Notes:

(a)	Includes amounts written off as uncollectible, net of recoveries.

(b)	Includes payments and non cash reductions.

(c)	Balance at acquisition of Hampshire Paper.

(d)	Includes payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer)

Dated: May 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/  Christopher J. Munyan
Christopher J. Munyan, President and
Chief Executive Officer
(principal executive officer and a director)

Dated: May 26, 2011
/s/  Vincent A. Paccapaniccia
Vincent A. Paccapaniccia, Vice President — Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 26, 2011

/s/  Jack Farber
Jack Farber, Director

Dated: May 26, 2011

/s/  Scott A. Beaumont
Scott A. Beaumont, Director

Dated: May 26, 2011

/s/  James H. Bromley
James H. Bromley, Director

Dated: May 26, 2011

/s/  John J. Gavin
John J. Gavin, Director

Dated: May 26, 2011

/s/  James E. Ksansnak
James E. Ksansnak, Director

Dated: May 26, 2011

/s/  Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: May 26, 2011