Form 10-Q
period 2011-06-30
CSS INDUSTRIES INC
filed 2011-08-05
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of August 3, 2011, there were 9,741,104 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations — Three months ended June 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets — June 30, 2011, March 31, 2011 and June 30, 2010	4

Consolidated Statements of Cash Flows — Three months ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share data)	2011	2010

SALES	$55,040	$53,288

COSTS AND EXPENSES
Cost of sales	43,286	39,555
Selling, general and administrative expenses	20,450	22,352
Restructuring expenses	3,060	41
Interest expense, net	43	209
Other expense, net	24	68

	66,863	62,225

LOSS BEFORE INCOME TAXES	(11,823)	(8,937)

INCOME TAX BENEFIT	(4,254)	(3,200)

NET LOSS	$(7,569)	$(5,737)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.78)	$(.59)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,735	9,683

CASH DIVIDENDS PER SHARE OF COMMON STOCK	$.15	$.15

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,	June 30,
(In thousands)	2011	2011	2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,426	$50,407	$2,811
Accounts receivable, net of allowances of $1,793, $3,050 and $3,415	46,612	42,615	47,807
Inventories	107,953	80,767	118,291
Deferred income taxes	3,787	4,051	6,153
Other current assets	21,635	14,474	20,437

Total current assets	184,413	192,314	195,499

PROPERTY, PLANT AND EQUIPMENT, NET	31,577	32,345	48,686

DEFERRED INCOME TAXES	8,575	8,854	5,184

OTHER ASSETS
Goodwill	17,233	17,233	17,233
Intangible assets, net	30,980	31,408	32,839
Other	4,641	4,769	3,945

Total other assets	52,854	53,410	54,017

Total assets	$277,419	$286,923	$303,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt	$—	$—	$13,000
Current portion of long-term debt	—	66	384
Accrued customer programs	4,409	4,726	6,939
Other current liabilities	40,195	40,626	49,101

Total current liabilities	44,604	45,418	69,424

LONG-TERM OBLIGATIONS	5,790	5,846	7,341

STOCKHOLDERS’ EQUITY	227,025	235,659	226,621

Total liabilities and stockholders’ equity	$277,419	$286,923	$303,386

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(7,569)	$(5,737)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,057	3,012
Provision for accounts receivable allowances	547	889
Deferred tax provision	543	267
Loss on sale or disposal of assets	36	—
Stock-based compensation expense	463	461
Changes in assets and liabilities:
Increase in accounts receivable	(4,544)	(2,985)
Increase in inventory	(27,186)	(39,440)
Increase in other assets	(7,033)	(3,090)
(Decrease) increase in liabilities	(817)	11,626

Total adjustments	(35,934)	(29,260)

Net cash used for operating activities	(43,503)	(34,997)

Cash flows from investing activities:
Purchase of property, plant and equipment	(931)	(1,098)
Proceeds from sale of assets	45	—

Net cash used for investing activities	(886)	(1,098)

Cash flows from financing activities:
Payments on long-term debt	(66)	(163)
Borrowings on credit facilities	—	37,670
Repayments on credit facilities	—	(24,670)
Dividends paid	(1,460)	(1,453)
Proceeds from exercise of stock options	15	289
Shares withheld for minimum tax withholding on restricted stock	(54)	—
Tax effect on stock awards	(27)	16

Net cash (used for) provided by financing activities	(1,592)	11,689

Effect of exchange rate changes on cash	—	—

Net decrease in cash and cash equivalents	(45,981)	(24,406)

Cash and cash equivalents at beginning of period	50,407	27,217

Cash and cash equivalents at end of period	$4,426	$2,811

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2012” refers to the fiscal year ending March 31, 2012.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

Reclassification
Certain prior period amounts have been reclassified to conform with the current year classification.
Foreign Currency Translation and Transactions

Translation adjustments are charged or credited to a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other expense, net in the consolidated statements of operations.

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

Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal year 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in the first quarter of fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change in estimate, there was no incentive compensation expense recorded in the first quarter of fiscal 2012 compared to $1,473,000 in the first quarter of fiscal 2011.

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets

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

	June 30,	March 31,	June 30,
	2011	2011	2010

Raw material	$10,671	$12,232	$15,652
Work-in-process	24,837	20,127	24,783
Finished goods	72,445	48,408	77,856

	$107,953	$80,767	$118,291

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30,	March 31,	June 30,
	2011	2011	2010

Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	44,224	44,127	46,320
Machinery, equipment and other	120,222	119,784	146,624

	166,954	166,419	195,452
Less — Accumulated depreciation and amortization	(135,377)	(134,074)	(146,766)

Net property, plant and equipment	$31,577	$32,345	$48,686

In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company evaluated the recoverability of the long-lived asset group primarily related to the Cleo gift wrap manufacturing and distribution facility. As a result of this analysis, it was determined that the fair value of the Cleo asset group was less than the carrying value. This resulted in an impairment charge of $11,051,000, which was recorded in the fourth quarter of fiscal 2011. See further discussion regarding Cleo restructuring in Note 5 and Note 8.

In addition, during the fourth quarter of fiscal 2011, the Company identified and wrote off certain property, plant and equipment that was fully depreciated and no longer in use. The net effect was to decrease gross cost and accumulated depreciation by $23,951,000. There was no effect on net property, plant and equipment.

Depreciation expense was $1,618,000 and $1,942,000 during the three months ended June 30, 2011 and 2010, respectively.
Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Loss Per Common Share

Due to the Company’s net losses, potentially dilutive securities of 938,000 shares and 1,175,000 shares as of June 30, 2011 and 2010, respectively, consisting of outstanding stock options and non-vested restricted stock units, were excluded from the diluted loss per share calculation due to their antidilutive effect.

(2)	STOCK-BASED COMPENSATION
2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. During the first quarter of fiscal 2012, the Company granted performance-based stock options and performance-based restricted stock units (“RSUs”) which vest providing that certain performance metrics have been met during the performance period. All options outstanding as of June 30, 2011 become exercisable at the rate of 25% per year commencing one year after the date of grant; in some cases, however, exercisability is further conditioned upon satisfaction of performance-based vesting criteria. Outstanding RSUs generally vest (subject to limited exceptions) at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted; in some cases, however, vesting is further conditioned upon satisfaction of performance-based vesting criteria. At June 30, 2011, 780,779 shares were available for grant under the 2004 Plan.

On May 24, 2011, the Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan.

2011	Stock Option Plan for Non-Employee Directors

On May 24, 2011, the Board of the Company adopted the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), subject to stockholder approval which was received on August 2, 2011. Under the 2011 Plan, non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant.

The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Three Months
	Ended June 30,
	2011	2010
Expected dividend yield at time of grant	3.29%	3.11%
Expected stock price volatility	54%	55%
Risk-free interest rate	2.39%	2.63%
Expected life of option (in years)	5.1	4.7

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The weighted average fair value of stock options granted during the three months ended June 30, 2011 and 2010 was $6.88 and $6.99, respectively. The weighted average fair value of restricted stock units granted during the three months ended June 30, 2011 and 2010 was $16.25 and $16.94, respectively.

As of June 30, 2011, there was $2,722,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2011, there was $1,881,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.9 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $463,000 and $461,000 in the quarters ended June 30, 2011 and 2010, respectively.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense, net as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2011 and 2010, the notional amount of open foreign currency forward contracts was $2,522,000 and $6,098,000, respectively. The related unrealized gain was $1,000 and $236,000 at June 30, 2011 and 2010, respectively. There were no open foreign currency forward contracts as of March 31, 2011. We believe we do not have significant counterparty credit risks as of June 30, 2011.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of June 30, 2011 and 2010 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet	June 30,	June 30,
	Location	2011	2010

Foreign currency forward contracts	Other current assets	$1	$236
(4)	GOODWILL AND INTANGIBLES

The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the three months ended June 30, 2011, there have not been any such events.

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2011		March 31, 2011		June 30, 2010
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$12,793	$—	$12,793	$—
Customer relationships	22,057	5,233	22,057	4,858	22,057	3,733
Non-compete	200	180	200	167	200	129
Trademarks	403	190	403	183	403	160
Patents	1,337	207	1,337	174	1,492	84

	$36,790	$5,810	$36,790	$5,382	$36,945	$4,106

Amortization expense related to intangible assets was $428,000 and $430,000 for the three months ended June 30, 2011 and 2010, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2012 and each of the succeeding four years is projected to be as follows (in thousands):

Fiscal 2012	$1,266
Fiscal 2013	1,661
Fiscal 2014	1,661
Fiscal 2015	1,642
Fiscal 2016	1,641

(5)	BUSINESS RESTRUCTURING

On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. The Company uses the Memphis, Tennessee facility primarily for the manufacture and distribution of gift wrap products. The Company continually evaluates the efficiency and productivity of its production and distribution facilities to maintain its competitiveness and believes that it will experience better operational efficiencies as a result of this action. In connection with the restructuring plan, the Company estimates that during fiscal 2012 it will incur pre-tax expenses of up to $10,300,000 (reduced by $825,000 related to the sale of certain tangible fixed assets as further described in Note 8) associated with the approved plan, which costs primarily relate to cash expenditures for facility and staff costs (approximately $7,100,000) and non-cash asset write-downs (approximately $3,200,000). Additionally, the Company expects to incur $1,300,000 in cash spending during fiscal 2012 relating to this plan which was expensed previously. The Company expects to complete the restructuring plan by March 31, 2012. During the three months ended June 30, 2011, staff termination costs of $3,042,000 are included in restructuring expenses and $2,498,000 related to the write down of inventory to net realizable value is included in cost of sales. In connection with this restructuring plan, as of June 30, 2011, the Company recorded a restructuring reserve of $3,015,000, including severance related to 573 employees, which was classified as a current liability in the accompanying consolidated balance sheet and will be paid in fiscal 2012. See further discussion in Note 8.

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

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2011.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2011.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of June 30, 2011.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of June 30, 2011 (in thousands):

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$662	$662	$—	$—
Cash surrender value of life insurance policies	896	—	896	—
Foreign exchange contracts	1	—	1	—

Total assets	$1,559	$662	$897	$—

Liabilities
Deferred compensation plans	$662	$662	$—	$—

Total liabilities	$662	$662	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated condensed balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

(8)	SUBSEQUENT EVENT

On August 2, 2011, the Company entered into an agreement to sell certain tangible fixed assets in its Cleo manufacturing facility located in Memphis, Tennessee. The Company expects to receive $825,000 related to the sale of these assets during the second quarter of fiscal 2012, of which $618,750 was received on August 2, 2011 as a deposit. Such proceeds are expected to reduce the previously disclosed estimate of up to $10,300,000 of pre-tax expenses associated with the approved Cleo restructuring plan as further discussed in Note 5.

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
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last seven fiscal years, the Company has closed five manufacturing plants and seven warehouses totaling 1,674,000 square feet. In May 2011, the Company announced that its Memphis, Tennessee manufacturing facility will be closed, with an exit to be completed by no later than December 31, 2011. Additionally, in fiscal 2007, the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.
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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; valuation reserves for inventory and accounts receivable; income tax accounting and the valuation of stock-based awards. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011.
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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Sales for the three months ended June 30, 2011 increased 3% to $55,040,000 from $53,288,000 in the three months ended June 30, 2010 primarily due to higher sales of all occasion products, partially offset by lower Halloween sales.
Cost of sales, as a percentage of sales, increased to 79% in 2011 compared to 74% in 2010 primarily due to the charge of $2,498,000 related to the write down of inventory to net realizable value. Such inventory consisted of gift wrap raw materials and finished goods. In May 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee and plans to transition the sourcing of all gift wrap products to foreign suppliers.
Selling, general and administrative (“SG&A”) expenses of $20,450,000 in the three months ended June 30, 2011 decreased from $22,352,000 in the three months ended June 30, 2010 primarily due to lower incentive compensation expenses. Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal year 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in the first quarter of fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change in estimate, there was no incentive compensation expense recorded in the first quarter of fiscal 2012 compared to $1,473,000 in the first quarter of fiscal 2011.
Restructuring expenses were $3,060,000 in the three months ended June 30, 2011 compared to $41,000 in the three months ended June 30, 2010. In May 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers. The Company uses the Memphis, Tennessee facility primarily for the manufacture and distribution of gift wrap products. The Company continually evaluates the efficiency and productivity of its production and distribution facilities to maintain its competitiveness and believes that it will experience better operational efficiencies as a result of this action. In connection with the restructuring plan, the Company estimates that during fiscal 2012 it will incur pre-tax expenses of up to $10,300,000 (reduced by $825,000 related to the sale of certain tangible fixed assets as further described in Note 8) associated with the approved plan. The Company expects to complete the restructuring plan by March 31, 2012. During the three months ended June 30, 2011, staff termination costs of $3,042,000 were included in restructuring expenses and $2,498,000 related to the write down of inventory to net realizable value was included in cost of sales as noted above.

Interest expense, net of $43,000 in 2011 decreased from interest expense, net of $209,000 in 2010 due to lower borrowing levels during the three months ended June 30, 2011 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 36% in 2011 and 2010.
The net loss for the three months ended June 30, 2011 was $7,569,000, or $.78 per share compared to $5,737,000, or $.59 per share in 2010. The increase in the net loss for the three months ended June 30, 2011 was primarily due to costs related to the planned closure of the manufacturing facility located in Memphis, Tennessee, including pre-tax costs of $3,042,000 related to staff costs and $2,498,000 related to the write down of inventory to net realizable value, partially offset by the impact of higher sales volume and lower incentive compensation expense and lower interest expense.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2011, the Company had working capital of $139,809,000 and stockholders’ equity of $227,025,000. The increase in inventories from March 31, 2011 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2012 shipping season. Inventory levels decreased compared to the same period in the prior year as a result of improved inventory management. The decrease in stockholders’ equity from March 31, 2011 was primarily attributable to the first quarter net loss and payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 75% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the agreement. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2011, there were no borrowings outstanding under the Company’s revolving credit facility. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2011, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$3,702	—	—	—	$3,702
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and guarantee the funding of obligations to certain vendors. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of June 30, 2011, the Company is committed to purchase approximately $472,000 of electric power from a vendor over a one year term. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay a guaranteed minimum royalty attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011. There have been no significant changes to contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facilities in Memphis, Tennessee and the ribbon manufacturing facilities in Hagerstown, Maryland, which totaled approximately 580 employees as of June 30, 2011, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2011. The Company plans to close its Cleo manufacturing facility located in Memphis, Tennessee with an exit to be completed by no later than December 31, 2011. As part of such closing, the Company plans to transition the sourcing of all gift wrap products to foreign suppliers.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate further growth; the expected future impact of legal proceedings; and the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the Company’s belief that it will experience operational efficiencies from sourcing all of its gift wrap products from foreign suppliers; the amount of cash and noncash expenses the Company expects to incur in fiscal 2012 in connection with its plan to close the Memphis manufacturing facility; and the Company’s expectation that it will complete the restructuring plan by March 31, 2012. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s restructuring plan to close its Memphis manufacturing facility, including the risk that the cost of implementing the plan will exceed expectations, the risk that the expected benefits of the plan will not be realized and the risk that implementation of the plan will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2011 have not materially changed from March 31, 2011 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit 10.1	Amendment 2011-1 to the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2011).
*Exhibit 10.2	Form of Non-Qualified Stock Option Grant for performance-vested grants under 2004 Equity Compensation Plan.
*Exhibit 10.3	Form of Stock Bonus Award Grant for performance-vested restricted stock unit grants under 2004 Equity Compensation Plan.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)
Date: August 4, 2011	By:	/s/Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2011	By:	/s/Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)