Form 10-Q
period 2011-09-30
CSS INDUSTRIES INC
filed 2011-11-07
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
As of October 28, 2011, there were 9,741,451 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations — Three and six months ended September 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets — September 30, 2011, March 31, 2011 and September 30, 2010	4

Consolidated Statements of Cash Flows — Six months ended September 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II — OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$139,725	$134,954	$194,294	$187,893

Costs and expenses
Cost of sales	99,663	94,849	140,096	134,354
Selling, general and administrative expenses	23,528	23,360	43,087	44,886
Interest expense, net	111	384	154	593
Other expense (income), net	119	(22)	137	(10)

	123,421	118,571	183,474	179,823

Income from continuing operations before income taxes	16,304	16,383	10,820	8,070

Income tax expense	5,990	5,859	3,953	2,877

Income from continuing operations	10,314	10,524	6,867	5,193

Income (loss) from discontinued operations, net of tax	5,171	(2,059)	1,049	(2,465)

Net income	$15,485	$8,465	$7,916	$2,728

Net income (loss) per common share
Basic:
Continuing operations	$1.06	$1.09	$0.71	$0.54
Discontinued operations	$0.53	$(0.21)	$0.11	$(0.25)

Total	$1.59	$0.87	$0.81	$0.28

Diluted:
Continuing operations	$1.06	$1.08	$0.70	$0.54
Discontinued operations	$0.53	$(0.21)	$0.11	$(0.25)

Total	$1.59	$0.87	$0.81	$0.28

Weighted average shares outstanding
Basic	9,741	9,696	9,738	9,690

Diluted	9,747	9,702	9,743	9,702

Cash dividends per share of common stock	$0.15	$0.15	$0.30	$0.30

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	March 31,	September 30,
	2011	2011	2010
Assets

Current assets
Cash and cash equivalents	$614	$48,577	$2,028
Accounts receivable, net of allowances of $1,984, $2,644 and $2,722	117,522	42,411	119,490
Inventories	91,342	69,093	88,963
Deferred income taxes	3,869	4,051	5,890
Other current assets	16,775	13,268	12,753
Current assets of discontinued operations	37,861	14,914	56,001

Total current assets	267,983	192,314	285,125

Property, plant and equipment, net	30,950	32,345	38,889

Deferred income taxes	4,586	8,854	5,000

Other assets
Goodwill	17,233	17,233	17,233
Intangible assets, net	30,553	31,408	32,394
Other	9,278	4,769	3,906
Long-term assets of discontinued operations	—	—	8,694

Total other assets	57,064	53,410	62,227

Total assets	$360,583	$286,923	$391,241

Liabilities and Stockholders’ Equity

Current liabilities
Short-term debt	$44,200	$—	$55,690
Current portion of long-term debt	—	66	264
Accrued customer programs	6,801	4,279	7,917
Other current liabilities	54,055	38,245	71,622
Current liabilities of discontinued operations	9,385	3,910	16,740

Total current liabilities	114,441	46,500	152,233

Long-term obligations	4,603	4,764	4,871

Stockholders’ equity	241,539	235,659	234,137

Total liabilities and stockholders’ equity	$360,583	$286,923	$391,241

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$7,916	$2,728

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,049	4,737
Provision for accounts receivable allowances	2,265	2,011
Gain on sale of discontinued operations	(5,849)	—
Deferred tax provision	4,450	714
Stock-based compensation expense	956	966
(Gain) loss on sale or disposal of assets	(787)	3
Change in assets and liabilities:
Increase in accounts receivable	(77,376)	(77,066)
Increase in inventory	(22,249)	(27,117)
(Increase) decrease in other assets	(2,526)	3,132
Increase in other accrued liabilities	18,443	43,284

Total adjustments	(78,624)	(49,336)

Net cash used for operating activities — continuing operations	(70,708)	(46,608)
Net cash used for operating activities — discontinued operations	(18,347)	(28,636)

Net cash used for operating activities	(89,055)	(75,244)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,881)	(1,901)
Proceeds from sale of assets	44	—

Net cash used for investing activities — continuing operations	(1,837)	(1,901)
Net cash provided by (used for) investing activities — discontinued operations	2,059	(450)

Net cash provided by (used for) investing activities	222	(2,351)

Cash flows from financing activities:
Payments on long-term obligations	(339)	(311)
Borrowings on credit facilities	51,800	189,955
Repayments on credit facilities	(7,600)	(134,265)
Dividends paid	(2,922)	(2,907)
Proceeds from exercise of stock options	15	289
Shares withheld for minimum tax withholding on restricted stock	(57)	—
Tax effect on stock awards	(27)	16

Net cash provided by financing activities — continuing operations	40,870	52,777

Net decrease in cash and cash equivalents	(47,963)	(24,818)
Cash and cash equivalents at beginning of period	48,577	26,846

Cash and cash equivalents at end of period	$614	$2,028

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary entered into and consummated the transaction contemplated by an agreement for the sale of the Christmas gift wrap portion of Cleo’s business and certain Cleo assets to Impact Innovations, Inc. (“Impact”). Under this agreement, Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these unaudited condensed consolidated financial statements include assets, liabilities and cash flows related to Cleo’s Christmas gift wrap business. The results of operations for the three and six-month periods ended September 30, 2011 and 2010, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.
The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as well as the Company’s Current Report on Form 8-K dated September 9, 2011. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
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
Nature of Business
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include decorative ribbons and bows, boxed greeting cards, gift tags, gift bags, gift boxes, gift wrap, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

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
Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in the first quarter of fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change in estimate, there was incentive compensation expense of $2,558,000 and $762,000 recorded in the quarters ended September 30, 2011 and 2010, respectively, and $2,558,000 and $2,143,000 recorded in the six months ended September 30, 2011 and 2010, respectively.
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

	September 30,	March 31,	September 30,
	2011	2011	2010

Raw material	$10,232	$8,342	$11,495
Work-in-process	12,906	14,145	11,719
Finished goods	68,204	46,606	65,749

	$91,342	$69,093	$88,963

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30,	March 31,	September 30,
	2011	2011	2010

Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	37,645	37,323	37,697
Machinery, equipment and other	101,525	99,875	124,179

	141,678	139,706	164,384
Less — Accumulated depreciation and amortization	(110,728)	(107,361)	(125,495)

Net property, plant and equipment	$30,950	$32,345	$38,889

In addition, during the fourth quarter of fiscal 2011, the Company identified and wrote off certain property, plant and equipment that was fully depreciated and no longer in use. The net effect was to decrease gross cost and accumulated depreciation by $20,053,000. There was no effect on net property, plant and equipment.
Depreciation expense was $1,576,000 and $1,876,000 for the quarters ended September 30, 2011 and 2010, respectively, and was $3,194,000 and $3,914,000 for the six months ended September 30, 2011 and 2010, respectively.
Revenue Recognition
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Income from continuing operations	$10,314	$10,524	$6,867	$5,193
Income (loss) from discontinued operations, net of tax	5,171	(2,059)	1,049	(2,465)

Net income	$15,485	$8,465	$7,916	$2,728

Denominator:
Weighted average shares outstanding for basic income per common share	9,741	9,696	9,738	9,690
Effect of dilutive stock options	6	6	5	12

Adjusted weighted average share outstanding for diluted income per common share	9,747	9,702	9,743	9,702

Basic:
Continuing operations	$1.06	$1.09	$0.71	$0.54
Discontinued operations	$0.53	$(0.21)	$0.11	$(0.25)

Total (1)	$1.59	$0.87	$0.81	$0.28

Diluted:
Continuing operations	$1.06	$1.08	$0.70	$0.54
Discontinued operations	$0.53	$(0.21)	$0.11	$(0.25)

Total (1)	$1.59	$0.87	$0.81	$0.28

(1)	Total net income per share for certain periods does not foot due to rounding.
(2) DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES
As previously disclosed, on May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee, with an exit to be completed no later than the facility lease expiration date of December 31, 2011. During its fiscal year ending March 31, 2012, the Company expects to incur pre-tax expenses of up to $9,000,000 (inclusive of $5,540,000 and $364,000 expensed in the first and second quarters of fiscal 2012, respectively), which costs primarily relate to cash expenditures for facility and staff costs (approximately $7,100,000) and non-cash asset write-downs recognized in the first six months of fiscal 2012 (approximately $1,900,000). The Company expects to complete the restructuring plan by March 31, 2012. In connection with this restructuring plan, the Company recorded a restructuring reserve of $3,042,000 in the first quarter of fiscal 2012 primarily related to severance of 573 employees. During the second quarter of fiscal 2012, there was an increase in the restructuring reserve of $1,334,000 primarily related to facility costs and a non-cash reduction of $177,000 related to severance that is less than originally estimated. During the quarter and six months ending September 30, 2011, the Company made payments of $2,474,000 and $2,501,000, respectively. As of September 30, 2011, the remaining liability of $1,698,000 was classified in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheet. The Company expects to pay the remaining amount of approximately $4,599,000 during the remainder of fiscal 2012. In addition, the Company expects to incur $985,000 in cash spending during fiscal 2012 relating to this plan which was expensed in fiscal 2011. These amounts remain subject to change due to uncertainty as to the final amount of facility exit and staff costs and other costs related to the closure of this manufacturing facility.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee
	Termination	Facility and
	Costs	Other Costs	Total

Initial accrual	$3,015	$27	$3,042
Additional charges	235	1,099	1,334
Cash paid	(1,425)	(1,076)	(2,501)
Non-cash adjustments	(177)	—	(177)

Restructuring reserve as of September 30, 2011	$1,648	$50	$1,698

On September 9, 2011, the Company and Cleo entered into and consummated the transaction contemplated by an agreement for the sale of the Cleo Christmas gift wrap business and certain Cleo assets to Impact. Under this agreement, Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Under this agreement, Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. It is the Company’s intention to sell such inventory in the normal course of business through the Christmas 2011 season and collect all related accounts receivable. Cleo will retain the proceeds from the sale of the inventory and collection of accounts receivable. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. As of September 30, 2011, $500,000 of this note receivable was recorded in other current assets and $5,000,000 of this note receivable was recorded in other long term assets in the accompanying condensed consolidated balance sheet. This transaction resulted in a pre-tax gain of $5,849,000. During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $11,051,000 as it determined that the fair value of the Cleo asset group was less than the carrying value.
Also in the second quarter of fiscal 2012, the Company sold most of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party for $825,000. The Company received these proceeds during the second quarter. These proceeds are included as an offset within the $9,000,000 of pre-tax expenses the Company expects to incur in its fiscal year ending March 31, 2012.
The effective tax rates used to determine the income tax expense (benefit) of discontinued operations were based on the statutory tax rates in effect during the respective periods, adjusted for permanent differences related to the assets and liabilities not being transferred to Impact. The effective tax rates used in the calculations for each period were as follows:

Three Months Ended September 30,		Six Months Ended September 30,
2011	2010	2011	2010

35.0%	34.9%	35.0%	34.9%

As a result of the sale of its Cleo Christmas gift wrap business, the Company has reported these operations, including the operating income (loss) of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating income (loss) (A)	$2,436	$(3,163)	$861	$(3,787)
Exit costs	(1,157)	—	(4,199)	—
Exit costs — equipment sale	825	—	825	—
Gain on sale of business to Impact	5,849	—	5,849	—

Discontinued operations, before income taxes	7,953	(3,163)	1,614	(3,787)
Income tax expense (benefit)	2,782	(1,104)	565	(1,322)

Discontinued operations, net of tax	$5,171	$(2,059)	$1,049	$(2,465)

(A) During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,498,000 which was included in cost of sales of the discontinued operation. During the quarter ended September 30, 2011, the Company was able to sell certain of the inventory written down during the quarter ended June 30, 2011 for amounts greater than its adjusted carrying value resulting in higher gross profit of $563,000 of the discontinued operation for the quarter ended September 30, 2011.
The following table presents the carrying values of the major accounts of discontinued operations that are included in the September 30, 2011 condensed consolidated balance sheet (in thousands):

	September 30,	March 31,	September 30,
	2011	2011	2010

Cash	$—	$1,830	$58
Accounts receivable, net	23,543	204	21,048
Inventories	13,837	11,674	33,132
Other current assets	481	1,206	1,763

Total current assets	$37,861	$14,914	$56,001

Property, plant and equipment, net	$—	$—	$8,686
Other	—	—	8

Total long-term assets	$—	$—	$8,694

Total assets attributable to discontinued operations	$37,861	$14,914	$64,695

Customer programs	1,095	447	2,194
Restructuring reserve	1,698	—	—
Other current liabilities	6,592	3,463	14,546

Total current liabilities	$9,385	$3,910	$16,740

Total liabilities associated with discontinued operations	$9,385	$3,910	$16,740

(3) STOCK-BASED COMPENSATION
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. During the first quarter of fiscal 2012, the Company granted performance-based stock options and performance-based restricted stock units (“RSUs”) which vest provided that certain performance metrics have been met during the performance period. All options outstanding as of September 30, 2011 become exercisable at the rate of 25% per year commencing one year after the date of grant; in some cases, however, exercisability is further conditioned upon satisfaction of performance-based vesting criteria. Outstanding RSUs generally vest (subject to limited exceptions) at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted; in some cases, however, vesting is further conditioned upon satisfaction of performance-based vesting criteria.

On May 24, 2011, the Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan. At September 30, 2011, 785,879 shares were available for grant under the 2004 Plan.
2011 Stock Option Plan for Non-Employee Directors
On August 2, 2011, the Company’s stockholders approved the 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”). Under the 2011 Plan, non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options vest at the rate of 25% per year commencing one year after the date of grant. At September 30, 2011, 150,000 shares were available for grant under the 2011 Plan.
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
The weighted average fair value of stock options granted during the six months ended September 30, 2011 and 2010 was $6.88 and $6.99, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2011 and 2010 was $16.25 and $16.94, respectively.
As of September 30, 2011, there was $1,661,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years. As of September 30, 2011, there was $2,410,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $493,000 and $505,000 in the quarters ended September 30, 2011 and 2010, respectively, and was $956,000 and $966,000 for the six months ended September 30, 2011 and 2010, respectively.

(4) DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $85,000 was recorded in the quarter and six months ended September 30, 2011. A realized loss of $4,000 was recorded in the quarter and six months ended September 30, 2010. As of September 30, 2011 and 2010, the notional amount of open foreign currency forward contracts was $7,281,000 and $8,111,000, respectively. The related unrealized gain was $366,000 and $3,000 at September 30, 2011 and 2010, respectively. There were no open foreign currency forward contracts as of March 31, 2011. The Company believes that it does not have significant counterparty credit risks as of September 30, 2011.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of September 30, 2011 and 2010 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	September 30, 2011	September 30, 2010

Foreign currency forward contracts	Other current assets	$366	$3
(5) GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the six months ended September 30, 2011, there have not been any such events.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2011		March 31, 2011		September 30, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradenames and trademarks	$12,793	$—	$12,793	$—	$12,793	$—
Customer relationships	22,057	5,608	22,057	4,858	22,057	4,108
Non-compete	200	192	200	167	200	142
Trademarks	403	198	403	183	403	168
Patents	1,337	239	1,337	174	1,479	120

	$36,790	$6,237	$36,790	$5,382	$36,932	$4,538

Amortization expense related to intangible assets was $427,000 and $432,000 for the quarters ended September 30, 2011 and 2010, respectively, and was $855,000 and $862,000 for the six months ended September 30, 2011 and 2010, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2012 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2012	$839
Fiscal 2013	1,661
Fiscal 2014	1,661
Fiscal 2015	1,642
Fiscal 2016	1,641

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
(7) FAIR VALUE MEASUREMENTS
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2011.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2011.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of September 30, 2011.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of September 30, 2011 (in thousands):

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices In
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	September 30, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Marketable securities	$571	$571	$—	$—

Cash surrender value of life insurance policies	903	—	903	—
Foreign exchange contracts	366	—	366	—

Total assets	$1,840	$571	$1,269	$—

Liabilities
Deferred compensation plans	$571	$571	$—	$—

Total liabilities	$571	$571	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated condensed balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.
The carrying value of the Company’s note receivable is a reasonable estimate of its fair value as the terms of the note reflect market conditions for similar entities.
The carrying value of the Company’s short-term borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facilities have variable rates that reflect currently available terms and conditions for similar debt.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary entered into and consummated the transaction contemplated by an agreement for the sale of the Christmas gift wrap portion of Cleo’s business and certain Cleo assets to Impact Innovations, Inc. (“Impact”). Under this agreement, Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Under this agreement, Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. It is the Company’s intention to sell such inventory in the normal course of business through the Christmas 2011 season and collect all related accounts receivable. Cleo will retain the proceeds from the sale of the inventory and collection of accounts receivable. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. This transaction resulted in a pre-tax gain of $5,849,000. During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $11,051,000 as it determined that the fair value of the Cleo asset group was less than the carrying value. Also, in the second quarter of fiscal 2012, the Company sold most of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party for $825,000. The Company received these proceeds during the second quarter. These proceeds are included as an offset within the $9,000,000 of pre-tax expenses the Company expects to incur in its fiscal year ending March 31, 2012. The results of operations, for the three- and six-month periods ended September 30, 2011 and 2010, reflect the historical operations of Cleo Christmas gift wrap business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.
Approximately 52% of the Company’s prior year sales were attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products, with the remainder attributable to all occasion products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, ribbon and bow, gift tissue and gift bag lines.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last seven fiscal years, the Company has closed five manufacturing plants and seven warehouses totaling 1,674,000 square feet. In May 2011, the Company announced that its Memphis, Tennessee manufacturing facility will be closed, with an exit to be completed by no later than December 31, 2011. Additionally, in fiscal 2007, the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which consolidation was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

The Company believes that its all occasion craft, gift card holder, stickers, stationery and memory product lines have higher inherent growth potential due to higher market growth rates. Further, the Company’s all occasion craft, gift card holder, stickers, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.
Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate further growth.
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
Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010
Sales for the six months ended September 30, 2011 increased 3% to $194,294,000 from $187,893,000 in the six months ended September 30, 2010 primarily due to higher sales of all occasion products.
Cost of sales, as a percentage of sales, were 72% in both the six months ended September 30, 2011 and 2010, as manufacturing efficiencies achieved in the current year were substantially offset by higher material costs.
Selling, general and administrative (“SG&A”) expenses of $43,087,000 in the six months ended September 30, 2011 decreased from $44,886,000 in the six months ended September 30, 2010 primarily due to lower payroll and related benefits expenses.
Interest expense, net of $154,000 in the six months ended September 30, 2011 decreased from interest expense, net of $593,000 in the six months ended September 30, 2010 due to lower borrowing levels and interest rates during the six months ended September 30, 2011 compared to the same period in the prior year.

Income taxes, as a percentage of income before taxes, were 37% in the six months ended September 30, 2011 compared to 36% in the same period in 2010. The increase was primarily due to lower tax benefits related to the Company’s domestic manufacturing operations.
Income from continuing operations for the six months ended September 30, 2011 was $6,867,000, or $.70 per diluted share, compared to $5,193,000, or $.54 per diluted share, in 2010. The increase in income from continuing operations for the six months ended September 30, 2011 was primarily due to the impact of higher sales volume, lower SG&A expenses and lower interest expense.
Income (loss) from discontinued operations, net of tax for the six months ended September 30, 2011 includes a pre-tax operating loss of the Cleo Christmas gift wrap business of $861,000; a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $4,199,000 consisting primarily of staff termination costs and a non-cash write down of inventory to net realizable value. Income from discontinued operations, net of tax for the six months ended September 30, 2010 reflects a pre-tax loss from operations of $3,787,000 related to the Cleo Christmas gift wrap business.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Sales for the three months ended September 30, 2011 increased 4% to $139,725,000 from $134,954,000 in the three months ended September 30, 2010 primarily due to higher sales of all occasion products.
Cost of sales, as a percentage of sales, increased to 71% in the three months ended September 30, 2011 compared to 70% in the three months ended September 30, 2010 primarily due to higher material costs.
SG&A expenses of $23,528,000 in the three months ended September 30, 2011 increased from $23,360,000 in the three months ended September 30, 2010 primarily due to higher incentive compensation expense. Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change in estimate, there was an increase in incentive compensation expense of $1,796,000 recorded in the three months ended September 30, 2011 compared to the prior year. Substantially offsetting this increase were lower payroll and related benefits and professional fees.
Interest expense, net of $111,000 in the three months ended September 30, 2011 decreased from interest expense, net of $384,000 in the three months ended September 30, 2010 due to lower borrowing levels and interest rates during the three months ended September 30, 2011 compared to the same period in the prior year.
Income taxes, as a percentage of income before taxes, were 37% in the three months ended September 30, 2011 compared to 36% in the three months ended September 30, 2010. The increase was primarily due to lower tax benefits related to the Company’s domestic manufacturing operations.
Income from continuing operations for the three months ended September 30, 2011 was $10,314,000, or $1.06 per diluted share compared to $10,524,000, or $1.08 per diluted share in 2010. The decrease in net income for the three months ended September 30, 2011 was primarily due to higher material costs and higher incentive compensation expense, partially offset by the impact of higher sales volume and lower expenses for payroll and related benefits and professional fees.

Income (loss) from discontinued operations, net of tax for the three months ended September 30, 2011 includes pre-tax operating income of the Christmas gift wrap business of $2,436,000; a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $1,157,000 consisting primarily of building occupancy costs. Income from discontinued operations, net of tax for the six months ended September 30, 2010 reflects a pre-tax loss from operations of $3,163,000 related to the Cleo Christmas gift wrap business.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2011, the Company had working capital of $153,542,000 and stockholders’ equity of $241,539,000. The increase in accounts receivable from March 31, 2011 reflected seasonal billings of current year Halloween and Christmas accounts receivable, net of current year collections. The increase in inventories and other current liabilities from March 31, 2011 was primarily a result of the normal seasonal inventory buildup necessary for the fiscal 2012 shipping season. The increase in other long term assets was due to the recording of a note receivable from Impact during the second quarter of fiscal 2012 which related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets relating to such business. The increase in stockholders’ equity from March 31, 2011 was primarily attributable to year-to-date net income, partially offset by payments of cash dividends.
The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2011, there was $44,200,000 outstanding under the Company’s revolving credit facility. The Company is in compliance with all financial debt covenants as of September 30, 2011. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2011, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$3,501	—	—	—	$3,501
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and guarantee the funding of obligations to certain vendors. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of September 30, 2011, the Company is committed to purchase approximately $167,000 of electric power from a vendor through December 31, 2011, The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay a guaranteed minimum royalty attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011. There have been no significant changes to contractual obligations, other than borrowings under our revolving credit facility.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining units at the gift wrap facility in Memphis, Tennessee and the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 180 employees as of September 30, 2011, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2011. The collective bargaining agreement with the labor union representing Cleo’s production and maintenance employees at the Cleo gift wrap plant and warehouses in Memphis, Tennessee remains in effect until December 31, 2011. The Company plans to close its Cleo manufacturing facility located in Memphis, Tennessee with an exit to be completed by no later than December 31, 2011.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate further growth; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the amount of cash expenditures and non-cash expenses the Company expects to incur in fiscal 2012 in connection with its plan to close the Memphis manufacturing facility; the anticipated timing for the sale of Cleo inventory and the collection of Cleo accounts receivable; and the Company’s expectation that it will exit the Memphis facility by no later than December 31, 2011; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s restructuring plan to close its Memphis manufacturing facility, including the risk that the cost of implementing the plan will exceed expectations, the risk that the expected benefits of the plan will not be realized and the risk that implementation of the plan will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2011 have not materially changed from March 31, 2011 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).

ITEM 4.	CONTROLS AND PROCEDURES
(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President — Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Vice President — Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit 2.1	Asset Purchase Agreement dated September 9, 2011 among CSS Industries, Inc., Cleo Inc, and Impact Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2011).

Exhibit 10.1	CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CSS Industries, Inc. with the Securities and Exchange commission on August 5, 2011).

*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)
Date: November 4, 2011	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer (principal executive officer)

Date: November 4, 2011	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)