Form 10-Q
period 2011-12-31
CSS INDUSTRIES INC
filed 2012-02-08
CIK 20629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes     ☒  No

As of February 1, 2012, there were 9,726,855 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Sales	$129,240	$133,089	$323,534	$320,983

Costs and expenses
Cost of sales	87,662	89,394	227,758	223,748
Selling, general and administrative expenses	22,446	20,585	65,533	65,472
Interest expense, net	73	425	227	1,018
Other expense (income), net	202	(74)	339	(84)

	110,383	110,330	293,857	290,154

Income from continuing operations before income taxes	18,857	22,759	29,677	30,829

Income tax expense	6,748	8,260	10,701	11,137

Income from continuing operations	12,109	14,499	18,976	19,692

Loss from discontinued operations, net of tax	(1,131)	(1,644)	(82)	(4,109)

Net income	$10,978	$12,855	$18,894	$15,583

Net income (loss) per common share
Basic:
Continuing operations	$1.25	$1.49	$1.95	$2.03
Discontinued operations	$(0.12)	$(0.17)	$(0.01)	$(0.42)

Total	$1.13	$1.32	$1.94	$1.61

Diluted:
Continuing operations	$1.24	$1.49	$1.95	$2.03
Discontinued operations	$(0.12)	$(0.17)	$(0.01)	$(0.42)

Total	$1.13	$1.32	$1.94	$1.61

Weighted average shares outstanding
Basic	9,723	9,703	9,733	9,694

Diluted	9,732	9,714	9,739	9,706

Cash dividends per share of common stock	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31, 2011	March 31, 2011	December 31, 2010
Assets

Current assets
Cash and cash equivalents	$10,489	$48,577	$4,704
Accounts receivable, net of allowances of $2,811, $2,644 and $3,693	107,808	42,411	113,121
Inventories	74,005	69,093	68,171
Deferred income taxes	3,751	4,051	5,102
Other current assets	13,529	13,268	12,580
Current assets of discontinued operations	13,900	14,914	41,486

Total current assets	223,482	192,314	245,164

Property, plant and equipment, net	30,138	32,345	37,333

Deferred income taxes	4,633	8,854	4,767

Other assets
Goodwill	17,233	17,233	17,233
Intangible assets, net	30,129	31,408	31,962
Other	9,316	4,769	3,880
Long-term assets of discontinued operations	—	—	7,332

Total other assets	56,678	53,410	60,407

Total assets	$314,931	$286,923	$347,671

Liabilities and Stockholders’ Equity

Current liabilities
Short-term debt	$—	$—	$33,300
Current portion of long-term debt	—	66	166
Accrued customer programs	6,149	4,279	8,558
Other current liabilities	47,757	38,245	46,422
Current liabilities of discontinued operations	5,680	3,910	7,998

Total current liabilities	59,586	46,500	96,444

Long-term obligations	4,556	4,764	4,970

Stockholders’ equity	250,789	235,659	246,257

Total liabilities and stockholders’ equity	$314,931	$286,923	$347,671

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	September 30,	September 30,
	Nine Months Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$18,894	$15,583

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,878	6,922
Provision for accounts receivable allowances	3,928	3,930
Gain on sale of discontinued operations	(5,849)	—
Deferred tax provision	4,521	1,734
Stock-based compensation expense	1,386	1,473
(Gain) loss on sale or disposal of assets	(776)	34
Change in assets and liabilities:
Increase in accounts receivable	(69,325)	(72,617)
Increase in inventory	(4,912)	(6,325)
Decrease in other assets	680	3,333
Increase in other accrued liabilities	6,850	18,697
Increase in accrued taxes	4,635	206

Total adjustments	(52,984)	(42,613)

Net cash used for operating activities—continuing operations	(34,090)	(27,030)
Net cash provided by (used for) operating activities—discontinued operations	1,932	(21,456)

Net cash used for operating activities	(32,158)	(4 8,486)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,489)	(2,209)
Proceeds from sale of assets	48	80

Net cash used for investing activities—continuing operations	(2,441)	(2,129)
Net cash provided by (used for) investing activities—discontinued operations	2,036	(494)

Net cash used for investing activities	(405)	(2,623)

Cash flows from financing activities:
Payments on long-term obligations	(376)	(489)
Borrowings on credit facilities	74,270	308,525
Repayments on credit facilities	(74,270)	(275,225)
Dividends paid	(4,378)	(4,363)
Purchase of treasury stock	(742)	—
Proceeds from exercise of stock options	58	479
Shares withheld for tax withholding on restricted stock	(60)	—
Tax effect on stock awards	(27)	40

Net cash (used for) provided by financing activities—continuing operations	(5,525)	28,967

Net decrease in cash and cash equivalents	(38,088)	(22,142)
Cash and cash equivalents at beginning of period	48,577	26,846

Cash and cash equivalents at end of period	$10,489	$4,704

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary entered into and consummated the transaction contemplated by an agreement for the sale of the Christmas gift wrap portion of Cleo’s business and certain Cleo assets to Impact Innovations, Inc. (“Impact”). Under this agreement, Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these unaudited condensed consolidated financial statements include assets, liabilities and cash flows related to Cleo’s Christmas gift wrap business. The results of operations for the three and nine-month periods ended December 31, 2011 and 2010, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.

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

Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in the first quarter of fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. There was incentive compensation expense of $1,765,000 and $364,000 recorded in the quarters ended December 31, 2011 and 2010, respectively, and $4,323,000 and $2,507,000 recorded in the nine months ended December 31, 2011 and 2010, respectively.

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

	September 30,	September 30,	September 30,
	December 31, 2011	March 31, 2011	December 31, 2010

Raw material	$9,593	$8,342	$10,291
Work-in-process	11,731	14,145	8,815
Finished goods	52,681	46,606	49,065

	$74,005	$69,093	$68,171

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30,	September 30,	September 30,
	December 31, 2011	March 31, 2011	December 31, 2010

Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	37,103	37,323	36,669
Machinery, equipment and other	101,644	99,875	124,112

	141,255	139,706	163,289
Less—Accumulated depreciation and amortization	(111,117)	(107,361)	(125,956)

Net property, plant and equipment	$30,138	$32,345	$37,333

In addition, during the fourth quarter of fiscal 2011, the Company identified and wrote off certain property, plant and equipment that was fully depreciated and no longer in use. The net effect was to decrease gross cost and accumulated depreciation by $20,053,000. There was no effect on net property, plant and equipment.

Depreciation expense was $1,405,000 and $1,714,000 for the quarters ended December 31, 2011 and 2010, respectively, and was $4,599,000 and $5,628,000 for the nine months ended December 31, 2011 and 2010, respectively.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended December 31, 2011 and 2010 (in thousands, except per share data):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Numerator:
Income from continuing operations	$12,109	$14,499	$18,976	$19,692
Loss from discontinued operations, net of tax	(1,131)	(1,644)	(82)	(4,109)

Net income	$10,978	$12,855	$18,894	$15,583

Denominator:
Weighted average shares outstanding for basic income per common share	9,723	9,703	9,733	9,694
Effect of dilutive stock options	9	11	6	12

Adjusted weighted average share outstanding for diluted income per common share	9,732	9,714	9,739	9,706

Basic:
Continuing operations	$1.25	$1.49	$1.95	$2.03
Discontinued operations	$(0.12)	$(0.17)	$(0.01)	$(0.42)

Total	$1.13	$1.32	$1.94	$1.61

Diluted:
Continuing operations	$1.24	$1.49	$1.95	$2.03
Discontinued operations	$(0.12)	$(0.17)	$(0.01)	$(0.42)

Total (1)	$1.13	$1.32	$1.94	$1.61

(1)	Total net income per share for certain periods does not foot due to rounding.

(2)     DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee. The Company exited the Memphis facility in December 2011. During its fiscal year ending March 31, 2012, the Company expects to incur pre-tax expenses of up to $8,500,000 (inclusive of $2,503,000 and $7,582,000 expensed in the three and nine months ended December 31, 2011, respectively), which costs primarily relate to cash expenditures for facility and staff costs (approximately $6,500,000) and non-cash asset write-downs that were already recognized in the first six months of fiscal 2012 (approximately $2,000,000). The Company expects to complete the restructuring plan by March 31, 2012. In connection with this restructuring plan, the Company recorded a restructuring reserve of $3,042,000 in the first quarter of fiscal 2012 primarily related to severance of 573 employees. During the quarter and nine months ended December 31, 2011, there were restructuring charges of $2,286,000 and $3,620,000, respectively, primarily related to facility and severance costs. During the quarter and nine months ended December 31, 2011, the Company made payments of $2,246,000 and $4,747,000, respectively. Additionally during the second quarter, there was a non-cash reduction of $177,000 related to severance that was less than originally estimated. As of December 31, 2011, the remaining liability of $1,738,000 was classified in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheet. The Company expects to pay the remaining cash expenditures through fiscal 2013. In the second quarter of fiscal 2012, the Company sold most of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party for $825,000. The Company received these proceeds during the second quarter. The Company also paid $883,000 in cash during fiscal 2012 relating to this plan which was expensed in fiscal 2011, and expects to pay approximately $200,000 in cash in the fourth quarter of fiscal 2012 that was expensed in fiscal 2011. These amounts remain subject to change due to uncertainty as to the final amount of costs related to the closure of this manufacturing facility. In fiscal 2012, the Company expects that a portion of these pre-tax expenses of

$8,500,000 will be recorded in continuing operations (approximately $800,000) and the balance within discontinued operations (approximately $7,700,000). In the third quarter of fiscal 2012, the Company recorded $53,000 of these pre-tax expenses as selling, general and administrative expenses of continuing operations. The full year projected pre-tax expenses of $8,500,000 includes the $5,540,000 expenses recognized in the first quarter, $364,000 of expense offset by the $825,000 gain on the equipment sale in the second quarter, and the $2,450,000 in discontinued operations and the $53,000 in selling, general and administrative expenses of continuing operations in the third quarter of fiscal 2012.

Selected information relating to the aforementioned restructuring follows (in thousands):

	September 30,	September 30,	September 30,
	Employee Termination Costs	Facility and Other Costs	Total

Initial accrual	$3,015	$27	$3,042
Additional charges	1,091	2,529	3,620
Cash paid	(2,231)	(2,516)	(4,747)
Non-cash adjustments	(177)	—	(177)

Restructuring reserve as of December 31, 2011	$1,699	$39	$1,738

On September 9, 2011, the Company’s Cleo subsidiary sold the Cleo Christmas gift wrap business and certain Cleo assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. As of December 31, 2011, $500,000 of this note receivable was recorded in other current assets and $5,000,000 of this note receivable was recorded in other long term assets in the accompanying condensed consolidated balance sheet. This transaction resulted in a pre-tax gain of $5,849,000. During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $11,051,000 as it determined that the fair value of the Cleo asset group was less than the carrying value.

The effective tax rates used to determine income tax expense of discontinued operations were based on the statutory tax rates in effect during the respective periods, adjusted for permanent differences related to the assets and liabilities not being transferred to Impact. The effective tax rates used in the calculations for each period were as follows:

	September 30,	September 30,	September 30,	September 30,
Three Months Ended December 31,			Nine Months Ended December 31,
2011	2010		2011	2010

35.1%	34.9%		35.9%	34.9%

As a result of the sale of its Cleo Christmas gift wrap business, the Company has reported these operations, including the operating income (loss) of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Operating income (loss) (A)	$544	$(2,525)	$(317)	$(6,312)
Exit costs	(2,286)	—	(6,485)	—
Exit costs—equipment sale	—	—	825	—
Gain on sale of business to Impact	—	—	5,849	—

Discontinued operations, before income taxes	(1,742)	(2,525)	(128)	(6,312)
Income tax benefit	(611)	(881)	(46)	(2,203)

Discontinued operations, net of tax	$(1,131)	$(1,644)	$(82)	$(4,109)

(A)

During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,498,000, which was included in cost of sales of the discontinued operation. During the quarter ended September 30, 2011, the Company was able to sell certain of the inventory written down during the quarter ended June 30, 2011 for amounts greater than its adjusted carrying value resulting in higher gross profit of $563,000 of the discontinued operation for the quarter ended September 30, 2011.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the December 31, 2011 condensed consolidated balance sheet (in thousands):

	September 30,	September 30,	September 30,
	December 31, 2011	March 31, 2011	December 31, 2010

Cash	$—	$1,830	$—
Accounts receivable, net	13,543	204	32,756
Inventories	131	11,674	7,629
Other current assets	226	1,206	1,101

Total current assets	$13,900	$14,914	$41,486

Property, plant and equipment, net	$—	$—	$7,332

Total long-term assets	$—	$—	$7,332

Total assets attributable to discontinued operations	$13,900	$14,914	$48,818

Customer programs	$701	$447	$1,730
Restructing reserve	1,738	—	—
Other current liabilities	3,241	3,463	6,268

Total current liabilities	$5,680	$3,910	$7,998

Total liabilities associated with discontinued operations	$5,680	$3,910	$7,998

(3)     STOCK-BASED COMPENSATION

2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. During the first quarter of fiscal 2012, the Company granted performance-based stock options and performance-based restricted stock units (“RSUs”) which vest provided that certain performance metrics have been met during the performance period. All options outstanding as of December 31, 2011 become exercisable at the rate of 25% per year commencing one year after the date of grant; in some cases, however, exercisability is further conditioned upon satisfaction of performance-based vesting criteria. Outstanding RSUs generally vest (subject to limited exceptions) at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted; in some cases, however, vesting is further conditioned upon satisfaction of performance-based vesting criteria.

On May 24, 2011, the Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan. At December 31, 2011, 801,079 shares were available for grant under the 2004 Plan.

2011 Stock Option Plan for Non-Employee Directors

On August 2, 2011, the Company’s stockholders approved the 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”). Under the 2011 Plan, non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options vest at the rate of 25% per year commencing one year after the date of grant. At December 31, 2011, 130,000 shares were available for grant under the 2011 Plan.

The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	September 30,	September 30,
	For the Nine Months Ended December 31,
	2011	2010

Expected dividend yield at time of grant	3.21%	3.17%
Expected stock price volatility	54%	55%
Risk-free interest rate	2.14%	2.39%
Expected life of option (in years)	5.1	4.7

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The weighted average fair value of stock options granted during the nine months ended December 31, 2011 and 2010 was $6.87 and $6.89, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2011 and 2010 was $16.25 and $16.75, respectively.

As of December 31, 2011, there was $1,448,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2011, there was $2,032,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $430,000 and $507,000 in the quarters ended December 31, 2011 and 2010, respectively, and was $1,386,000 and $1,473,000 for the nine months ended December 31, 2011 and 2010, respectively.

(4)     DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. Realized gains of $38,000 and $123,000 were recorded in the quarter and nine months ended December 31, 2011. Realized losses of $142,000 and $146,000 were recorded in the quarter and nine months ended December 31, 2010. As of December 31, 2011 and 2010, the notional amount of open foreign currency forward contracts was $3,599,000 and $4,538,000, respectively. The related unrealized gain was $17,000 at December 31, 2011 and the related unrealized loss was $11,000 at December 31, 2010. There were no open foreign currency forward contracts as of March 31, 2011. The Company believes that it does not have significant counterparty credit risks as of December 31, 2011.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,
	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010

Foreign currency forward contracts	Other current assets	$17	$—
Foreign currency forward contracts	Other current liabilities	—	11

(5)	GOODWILL AND INTANGIBLES

The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the nine months ended December 31, 2011, there have not been any such events.

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames and trademark	$12,793	$—	$12,793	$—	$12,793	$—
Customer relationships	22,057	5,984	22,057	4,858	22,057	4,483
Non-compete	200	200	200	167	200	155
Trademarks	403	205	403	183	403	176
Patents	1,337	272	1,337	174	1,479	156

	$36,790	$6,661	$36,790	$5,382	$36,932	$4,970

Amortization expense related to intangible assets was $424,000 and $432,000 for the quarters ended December 31, 2011 and 2010, respectively, and was $1,279,000 and $1,294,000 for the nine months ended December 31, 2011 and 2010, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2012 and each of the succeeding four years is projected to be as follows (in thousands):

September 30,
Remainder of fiscal 2012	$415
Fiscal 2013	1,661
Fiscal 2014	1,661
Fiscal 2015	1,642
Fiscal 2016	1,641

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

(7)     FAIR VALUE MEASUREMENTS

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated condensed balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2011.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated condensed balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2011.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated condensed balance sheets and is based on quotes obtained from the insurance company as of December 31, 2011.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated condensed balance sheet as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Marketable securities	$617	$617	$—	$—

Cash surrender value of life insurance policies	910	—	910	—
Foreign exchange contracts	17	—	17	—

Total assets	$1,544	$617	$927	$—

Liabilities
Deferred compensation plans	$617	$617	$—	$—

Total liabilities	$617	$617	$—	$—

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

On September 9, 2011, the Company’s Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. This transaction resulted in a pre-tax gain of $5,849,000. During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $11,051,000 as it determined that the fair value of the Cleo asset group was less than the carrying value. In fiscal 2012, the Company expects that a portion of pre-tax expenses of $8,500,000 will be recorded in continuing operations (approximately $800,000) and the balance within discontinued operations (approximately $7,700,000). The results of operations, for the three- and nine-month periods ended December 31, 2011 and 2010, reflect the historical operations of Cleo Christmas gift wrap business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.

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

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains an office and showroom in Hong Kong to be able to provide sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last eight fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in fiscal 2007, the Company combined the management and back office support for its Memphis, Tennessee based Cleo gift wrap operation into its Berwick Offray ribbon and bow subsidiary. The Company consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation, which consolidation was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

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

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Sales for the nine months ended December 31, 2011 increased 1% to $323,534,000 from $320,983,000 in the nine months ended December 31, 2010 primarily due to higher sales of all occasion products, partially offset by lower sales of Christmas boxed greeting cards.

Cost of sales, as a percentage of sales, were 70% in both the nine months ended December 31, 2011 and 2010.

Selling, general and administrative (“SG&A”) expenses of $65,533,000 in the nine months ended December 31, 2011 increased slightly from $65,472,000 in the nine months ended December 31, 2010 primarily due to higher incentive compensation expense. Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change in estimate, there was an increase in incentive compensation expense of $1,816,000 recorded in the nine months ended December 31, 2011 compared to the same period of the prior year. Substantially offsetting this increase were lower payroll and related benefits and professional fees.

Interest expense, net of $227,000 in the nine months ended December 31, 2011 decreased from interest expense, net of $1,018,000 in the nine months ended December 31, 2010 due to lower borrowing levels and lower interest rates during the nine months ended December 31, 2011 compared to the same period in the prior year.

Income taxes, as a percentage of income before taxes, were 36% in the nine months ended December 31, 2011 and 2010.

Income from continuing operations for the nine months ended December 31, 2011 was $18,976,000, or $1.95 per diluted share, compared to $19,692,000, or $2.03 per diluted share, in 2010. The decrease in income from continuing operations for the nine months ended December 31, 2011 was primarily due to higher incentive compensation expense, partially offset by the impact of higher sales volume and lower payroll and related benefits, professional fees and interest expense.

The loss from discontinued operations, net of tax for the nine months ended December 31, 2011 includes a pre-tax operating loss of the Cleo Christmas gift wrap business of $317,000 which includes a non-cash write-down of inventory to net realizable value; a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $6,485,000 consisting primarily of facility and staff termination costs. Income from discontinued operations, net of tax for the nine months ended December 31, 2010 reflects a pre-tax loss from operations of $6,312,000 related to the Cleo Christmas gift wrap business.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Sales for the three months ended December 31, 2011 decreased 3% to $129,240,000 from $133,089,000 in the three months ended December 31, 2010 primarily due to lower sales of Christmas boxed greeting cards, partially offset by higher sales of all occasion products.

Cost of sales, as a percentage of sales, increased to 68% in the three months ended December 31, 2011 compared to 67% in the three months ended December 31, 2010.

SG&A expenses of $22,446,000 in the three months ended December 31, 2011 increased from $20,585,000 in the three months ended December 31, 2010 primarily due to higher incentive compensation expense. Management estimates full year incentive compensation expense primarily based on projected financial performance as compared to the incentive compensation plan targets. In fiscal 2011, the Company allocated expected annual incentive compensation expense on a straight-line basis. Beginning in fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change in estimate, there was an increase in incentive compensation expense of $1,401,000 recorded in the three months ended December 31, 2011 compared to the prior year.

Interest expense, net of $73,000 in the three months ended December 31, 2011 decreased from interest expense, net of $425,000 in the three months ended December 31, 2010 due to lower borrowing levels and lower interest rates during the three months ended December 31, 2011 compared to the same period in the prior year.

Income taxes, as a percentage of income before taxes, were 36% in the three months ended December 31, 2011 and 2010.

Income from continuing operations for the three months ended December 31, 2011 was $12,109,000, or $1.24 per diluted share compared to $14,499,000, or $1.49 per diluted share in 2010. The decrease in net income for the three months ended December 31, 2011 was primarily due to the impact of lower sales volume and higher incentive compensation expense.

The loss from discontinued operations, net of tax for the three months ended December 31, 2011 includes pre-tax operating income of the Christmas gift wrap business of $544,000 and pre-tax exit costs of $2,286,000 consisting primarily of facility and staff termination costs. Income from discontinued operations, net of tax for the three months ended December 31, 2010 reflects a pre-tax loss from operations of $2,525,000 related to the Cleo Christmas gift wrap business.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company had working capital of $163,896,000 and stockholders’ equity of $250,789,000. The increase in accounts receivable from March 31, 2011 reflected seasonal billings of current year Christmas accounts receivable, net of current year collections. The increase in other long term assets was due to the recording of a note receivable from Impact during the second quarter of fiscal 2012 which related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets relating to such business. The increase in other current liabilities from March 31, 2011 was primarily due to increased accruals for income taxes, royalties, sales commissions, incentive compensation and freight. The increase in stockholders’ equity from March 31, 2011 was primarily attributable to year-to-date net income, partially offset by payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2011, there were no borrowings outstanding under the Company’s revolving credit facility. The Company is in compliance with all financial debt covenants as of December 31, 2011. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of December 31, 2011, the Company’s letter of credit commitments are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,917	—	—	—	$2,917

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of December 31, 2011, the Company is committed to purchase approximately $815,000 of electric power from a vendor through December 31, 2012. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay a guaranteed minimum royalty attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011. There have been no significant changes to contractual obligations, other than borrowings under our revolving credit facility.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 106 employees as of December 31, 2011, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate further growth; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the amount and timing of cash and non-cash expenses the Company expects to incur in fiscal years 2012 and 2013 in connection with its plan leading to the closure of the Memphis, TN manufacturing facility; the expected amount and timing of future amortization expense; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s restructuring plan leading to the closure of its Memphis, TN manufacturing facility, including the risk that the cost of implementing the plan will exceed expectations, the risk that the expected benefits of the plan will not be realized and the risk that implementation of the plan will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate debt. The Company is also exposed to foreign currency fluctuations which it manages by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2011 have not materially changed from March 31, 2011 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 30, 2011, CSS issued options to purchase 20,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2011 Stock Option Plan for Non-Employee Directors (the “2011 Plan”). The 2011 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2011 to 2015. In accordance with the automatic grant provisions of the 2011 Plan, each of the options granted on November 30, 2011: (i) has an exercise price of $21.25 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2011 Plan, and none was received.

The options granted pursuant to the 2011 Plan were not registered under the Securities Act of 1933, as amended (the “Securities Act”). CSS believes that the issuance of the options was exempt from registration under (a) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (b) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about CSS. CSS did not engage an underwriter in connection with the foregoing stock option grants.

Share Repurchase Program

A total of 40,523 shares were repurchased at an average price of $18.28 in the third quarter of fiscal 2012. As of December 31, 2011, there remained an outstanding authorization to repurchase 272,477 shares of outstanding CSS common stock as represented in the table below.

	September 30,	September 30,	September 30,	September 30,
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)

October 1 through October 31, 2011	—	$—	—	313,000
November 1 through November 30, 2011	36,802	18.25	36,802	276,198
December 1 through December 31, 2011	3,721	18.50	3,721	272,477

Total Third Quarter	40,523	$18.28	40,523	272,477

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)

On October 23, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock (the “Repurchase Program”). As of December 31, 2011, the Company repurchased an aggregate of 227,523 shares pursuant to these Repurchase Programs. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

*Exhibit 10.1	Form of Stock Option Agreement for grants under the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors.

*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC. (Registrant)

Date: February 8, 2012	By:	/s/ Christopher J. Munyan
Christopher J. Munyan President and Chief Executive Officer (principal executive officer)

Date: February 8, 2012	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia Vice President – Finance and Chief Financial Officer (principal financial and accounting officer)