Form 10-K
period 2012-03-31
CSS INDUSTRIES INC
filed 2012-06-04
CIK 20629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant is $144,200,518. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2011, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, by the Farber Foundation and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2012 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 29, 2012, there were outstanding 9,616,022 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

Part I

Item 1.    Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These seasonal and all occasion products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick Offray”) and C.R. Gibson, LLC (“C.R. Gibson”).

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2012 refers to the fiscal year ended March 31, 2012.

On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. The Company consolidated its accounts receivable, accounts payable and payroll functions into a combined back office operation, which was substantially completed in the first quarter of fiscal 2010. Also completed in the first quarter of fiscal 2010 was the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012 (received by the Company timely); $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. This transaction resulted in a pre-tax gain of $5,849,000. As part of the approved plan to close its manufacturing facility located in Memphis, Tennessee, the Company incurred pre-tax expenses of $8,141,000 during fiscal 2012, of which $706,000 is recorded in continuing operations (see Note 3) and $7,435,000 is recorded in discontinued operations (see Note 2). The results of operations for the years ended March 31, 2012, 2011 and 2010 reflect the historical operations of the Cleo Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.

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

Principal Products CSS designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include decorative ribbons and bows, boxed greeting cards, gift tags, gift bags, gift boxes, gift card holders, decorative tissue paper and decorations. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. For Halloween, CSS offers a full line of Halloween merchandise including make-up, costumes, masks and novelties. In addition to seasonal products, CSS also designs and markets decorative ribbons and bows, all occasion boxed greeting cards, gift wrap, gift bags, gift boxes, gift card holders, decorative and waxed tissue, decorative films and foils, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, floral accessories and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores.

Key brands include Paper Magic®, Berwick®, Offray®, C.R. Gibson®, Markings®, Creative Papers®, Tapestry®, Seastone®, Dudley’s®, Don Post Studios®, Eureka®, Learning Playground®, Stickerfitti® and iota®.

CSS operates ten manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

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

•

Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in facilities located in Milford, New Hampshire and Juarez, Mexico. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Berwick, Pennsylvania.

Other products including, but not limited to, decorative tissue paper, all occasion gift wrap, gift tags, gift bags, gift boxes, gift card holders, classroom exchange Valentine products, Halloween masks, costumes and novelties, Easter products, decorations and school products are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2012 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.

Intellectual Property Rights CSS has a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with its products. Substantially all of its designs and artwork are protected by copyright. Intellectual property license rights which CSS has obtained are viewed as especially important to the success of its classroom exchange Valentines and stickers. It is CSS’ view that its operations are not dependent upon any individual patent, tradename, trademark, copyright or intellectual property license. The collective value of CSS’ intellectual property is viewed as substantial and CSS seeks to protect its rights in all patents, copyrights, tradenames, trademarks and intellectual property licenses.

Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in New York City, Dallas, Atlanta, Las Vegas and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 25% and 13% of total net sales, respectively, during fiscal 2012. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2012. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 57% of our sales in our 2012 fiscal year. Approximately 54% of the Company’s sales are all occasion with the remainder attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products. Approximately 32% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by C.R. Gibson’s key account representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.

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

Competition CSS competes with various domestic and foreign companies in each of its product offerings. Some of our competitors, such as American Greetings Corporation and Hallmark Cards, Incorporated (“Hallmark”), are larger and have greater resources than the Company. CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on category knowledge, timely delivery, creative design, price and, with respect to seasonal products, the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS’ focus on products combined with consistent service levels allows it to compete effectively in its core markets.

Employees

At May 29, 2012, approximately 1,300 persons were employed by CSS (increasing to approximately 2,000 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 105 employees as of May 18, 2012, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

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

Approximately 54% of our sales are all occasion with the remainder attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products. Approximately 32% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 25% and 13% of our sales, respectively, during our 2012 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2012. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 57% of our sales in our 2012 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, to one or more of our large customers may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

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

For a large portion of our product lines, particularly our Halloween, Easter, Christmas boxed greeting cards, gift bags, gift tags, gift boxes, gift card holders, decorative tissue paper, classroom exchange Valentines, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 66% of our sales in fiscal 2012 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control, enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.

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

Our business, results of operations and financial condition may be adversely affected if we fail to extend or renegotiate our collective bargaining contracts with our labor union, or if our unionized employees were to engage in a strike, or other work stoppage.

Approximately 105 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland are represented by a labor union. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2014. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

Employee benefit costs may adversely affect our business, results of operations and financial condition.

We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as healthcare costs of our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because we are unable to determine the impact that certain enacted, contested federal healthcare legislation may have on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.

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

Our strategy to continuously review the efficiency, productivity and competitiveness of our business may result in our decision to divest or close selected operations. Any divesture or closure involves risks, and decisions to divest or close selected operations may adversely affect our business, results of operations and financial condition.

We regularly evaluate the efficiency, productivity and competitiveness of our business, including our competitiveness within our product categories. As part of such review, we also regularly evaluate the efficiency and productivity of our production and distribution facilities. In fiscal 2012, as part of our continuing review of our Cleo business, we sold the Christmas gift wrap portion of such business and closed our former gift wrap manufacturing facility that was located in Memphis, Tennessee. If we decide to divest a portion of our business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestiture successfully, timely or on commercially reasonable terms. If we decide to close a portion of our business, we cannot be sure of the effect such closure would have on the productivity or effectiveness of the remaining portions of our business, including our ongoing relationships with suppliers and customers, or of the expected success, timing or costs relating to such closure. Activities associated with any divestiture or closure may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. Based on the factors described above, future decisions to divest or close any portion of our business may adversely affect our business, results of operations and financial condition.

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

In the fourth quarter of fiscal 2011, we recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets in our former Cleo manufacturing facility that was located in Memphis, Tennessee (of which $10,738,000 is recorded in discontinued operations and $313,000 is recorded in continuing operations). In the fourth quarter of fiscal 2010, we recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in our BOC Design Group (consisting of Berwick Offray and Cleo) and C.R. Gibson reporting units, and partial impairments of trademarks used by such entities. If our business, results of operations or financial condition are adversely affected by one or more circumstances, such as any one or more of the risk factors above or other factors described in this annual report on Form 10-K and elsewhere in our SEC filings, we then may be required under applicable accounting rules to incur additional charges associated with reducing the carrying value on our financial statements of certain assets, such as goodwill, intangible assets or tangible assets.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

		Approximate Square Feet
Location	Use	Owned	Leased
Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	451,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Batesburg, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Florence, AL	Distribution	—	180,000
Milford, NH	Manufacturing	—	58,000

Total		1,305,000	789,000

The Company also owns a former manufacturing facility aggregating approximately 253,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating approximately 204,000 square feet for various marketing and administrative purposes, including approximately 12,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

Item 3.     Legal Proceedings.

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2012 and fiscal 2011.

Fiscal 2012	High	Low	Dividends Declared
First Quarter	$21.00	$16.36	$.15
Second Quarter	21.24	14.98	.15
Third Quarter	21.98	16.21	.15
Fourth Quarter	22.40	18.36	.15

Fiscal 2011	High	Low	Dividends Declared
First Quarter	$21.92	$16.29	$.15
Second Quarter	19.13	14.87	.15
Third Quarter	21.55	15.94	.15
Fourth Quarter	21.54	16.07	.15

At May 29, 2012, there were approximately 2,410 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2007 through March 31, 2012, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2007 and reinvestment of all dividends).

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

Item 6.     Selected Financial Data.

	Years Ended March 31,
	2012	2011(a)(b)	2010(a)(c)	2009(a)	2008(a)
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$384,663	$383,660	$375,711	$397,163	$401,313
Income (loss) from continuing operations before income taxes	25,245	26,841	(23,585)	23,160	29,610
Income (loss) from continuing operations	16,229	17,194	(18,984)	15,156	19,367
(Loss) income from discontinued operations, net of tax	(559)	(11,583)	(4,755)	1,830	5,991
Net income (loss)	15,670	5,611	(23,739)	16,986	25,358
Net income (loss) per common share:
Basic:
Continuing operations	$1.67	$1.77	$(1.97)	$1.53	$1.80

Discontinued operations	$(.06)	$(1.19)	$(.49)	$.18	$.56

Total	$1.61	$.58	$(2.46)	$1.71	$2.36

Diluted:
Continuing operations	$1.67	$1.77	$(1.97)	$1.52	$1.76

Discontinued operations	$(.06)	$(1.19)	$(.49)	$.18	$.55

Total	$1.61	$.58	$(2.46)	$1.70	$2.31

Balance Sheet Data:
Working capital	$163,294	$145,814	$130,897	$114,371	$136,000
Total assets	286,564	286,923	281,762	322,259	345,041
Current portion of long-term debt	—	66	481	10,479	10,246
Long-term debt	—	—	66	485	10,192
Stockholders’ equity	243,203	235,659	233,045	259,254	262,353
Cash dividends declared per common share	$.60	$.60	$.60	$.60	$.56

(a)	Statement of Operations and Balance Sheet data for 2011, 2010, 2009 and 2008 has been adjusted to reclassify the results of operations of Cleo’s Christmas gift wrap business to discontinued operations.

(b)	In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of tangible assets in its former Cleo manufacturing facility that was located in Memphis, Tennessee (of which $10,738,000 is recorded in discontinued operations and $313,000 is recorded in continuing operations). The foregoing impairment charge was partially offset by a $3,965,000 tax benefit (of which $3,853,000 is recorded in discontinued operations and $112,000 is recorded in continuing operations).

(c)	In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson, LLC and BOC Design Group (consisting of Berwick Offray LLC and Cleo Inc), and partial impairments of tradenames used by such entities. The foregoing impairment charge was partially offset by an $11,692,000 tax benefit.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On September 9, 2011, the Company sold the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012 (received by the Company timely); $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. This transaction resulted in a pre-tax gain of $5,849,000. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of tangible assets in its former Cleo manufacturing facility that was located in Memphis, Tennessee (of which $10,738,000 is recorded in discontinued operations and $313,000 is recorded in continuing operations). In addition, as part of the Company’s plan to close its manufacturing facility located in Memphis, Tennessee, the Company incurred pre-tax expenses of $8,141,000 during fiscal 2012, of which $706,000 is recorded in continuing operations (see Note 2) and $7,435,000 is recorded in discontinued operations (see Note 2). The results of operations for the years ended March 31, 2012, 2011 and 2010 reflect the historical operations of the Cleo Christmas gift wrap business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.

Approximately 54% of the Company’s sales are attributable to all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, ribbon and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn resulted in slowness or reductions in order patterns by our customers. In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in the Company’s BOC Design Group (consisting of Berwick Offray and Cleo) and C.R. Gibson reporting units, and partial impairments of trademarks used by such entities. See Note 5 to the consolidated financial statements.

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and other all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a showroom in Hong Kong as well as a purchasing office to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last eight fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in the last three fiscal years, the Company has combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

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

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Consolidated net sales for fiscal 2012 increased slightly to $384,663,000 from $383,660,000 in fiscal 2011. The increase in net sales was primarily due to higher sales of all occasion products, partially offset by lower sales of Christmas boxed greeting cards.

Cost of sales, as a percentage of net sales, was 71% in fiscal 2012 and 70% in 2011 primarily due to higher freight and distribution costs in fiscal 2012 compared to the prior year.

Selling, general and administrative (“SG&A”) expenses decreased to $84,992,000 in fiscal 2012 from $86,034,000 in fiscal 2011. The decrease in SG&A expenses is primarily due to lower payroll related expenses.

Restructuring expenses were $706,000 in fiscal 2012 and $164,000 in fiscal 2011. The increase in restructuring expenses was due to the combination of the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner, effective March 27, 2012. See Note 3 to the consolidated financial statements for further discussion.

Interest expense, net decreased to $195,000 in fiscal 2012 from $1,348,000 in fiscal 2011. The decrease in interest expense, net was primarily due to lower average borrowing levels as a result of cash generated from operations and lower interest rates.

Income from continuing operations before income taxes was $25,245,000, or 7% of net sales, in fiscal 2012 compared to $26,841,000, or 7% of net sales, in fiscal 2011.

Income taxes, as a percentage of income from continuing operations before income taxes, were 36% in fiscal 2012 and 2011.

The loss from discontinued operations, net of tax for the year ended March 31, 2012 was $559,000 compared to $11,583,000 in fiscal 2011. The decrease in the loss from discontinued operations was primarily due to the pre-tax impairment of tangible assets of $10,738,000 recorded in fiscal 2011 ($6,885,000 after tax) related to the full impairment of tangible assets relating to our former Cleo manufacturing facility that was located in Memphis, Tennessee. There was no impairment of tangible assets in fiscal 2012. See further discussion in Notes 1 and 2 of the consolidated financial statements.

Fiscal 2011 Compared to Fiscal 2010

Consolidated net sales for fiscal 2011 increased 2% to $383,660,000 from $375,711,000 in fiscal 2011. The increase in net sales was primarily due to higher sales of ribbons and bows, partially offset by lower sales of Christmas boxed greeting cards and all occasion products.

Cost of sales, as a percentage of net sales, was 70% in fiscal 2011 and 71% in 2010 due to improved plant efficiencies, partially offset by higher freight and distribution costs.

SG&A expenses decreased to $86,034,000 in fiscal 2011 from $87,068,000 in fiscal 2010. The decrease in SG&A expenses is primarily due to lower payroll and stock compensation expenses.

An impairment of goodwill and intangible assets of $44,315,000 was recorded in fiscal 2010 as a result of the full impairment of goodwill in two of the Company’s reporting units, C.R. Gibson and BOC Design Group (consisting of Berwick Offray and Cleo), and partial impairments of tradenames used by such entities. See further discussion in Note 5 to the consolidated financial statements. There was no impairment of goodwill and intangible assets in fiscal 2011.

Restructuring expenses were $164,000 in fiscal 2011 and $207,000 in fiscal 2010.

Interest expense, net decreased to $1,348,000 in fiscal 2011 from $1,885,000 in fiscal 2010. The decrease in interest expense, net was primarily due to lower average borrowing levels as a result of cash generated from operations in fiscal 2011 compared to the prior year.

Income from continuing operations before income taxes was $26,841,000, or 7% of net sales, in fiscal 2011 compared to loss from continuing operations before income taxes of $23,585,000, or 6% of net sales, in fiscal 2010.

Income taxes, as a percentage of income from continuing operations before income taxes, were 36% in fiscal 2011. The income tax benefit, as a percentage of loss from continuing operations before income taxes, was 20% in fiscal 2010. The increase in income taxes in fiscal 2011 was primarily attributable to a portion of the goodwill impairment recorded in fiscal 2010 being non-deductible for tax purposes which was non-recurring in fiscal 2011.

The loss from discontinued operations, net of tax for the year ended March 31, 2011 was $11,583,000 compared to $4,755,000 in fiscal 2010. The increase in loss from discontinued operations was primarily due to the pre-tax impairment of tangible assets of $10,738,000 recorded in fiscal 2011 ($6,885,000 after tax) related to the full impairment of tangible assets relating to our former Cleo manufacturing facility that was located in Memphis, Tennessee. See further discussion in Notes 1 and 2 of the consolidated financial statements. There was no such impairment in fiscal 2010.

Liquidity and Capital Resources

At March 31, 2012 and 2011, the Company had working capital of $163,294,000 and $145,814,000, respectively, and stockholders’ equity of $243,203,000 and $235,659,000, respectively. Operating activities of continuing operations provided net cash of $13,410,000 in fiscal 2012 compared to $18,869,000 in fiscal 2011 and $38,530,000 in fiscal 2010. Net cash provided by operating activities from continuing operations in fiscal 2012 reflects our working capital requirements which resulted in an increase in accrued expenses and other long-term obligations of $1,188,000, offset by an increase in accounts receivable of $7,499,000, an increase in inventories of $2,578,000 and a decrease in accounts payable of $7,541,000. Included in fiscal 2012 net income were non-cash charges for depreciation and amortization of $7,880,000 and share-based compensation of $1,683,000. Net cash provided by operating activities from continuing operations in fiscal 2011 reflects our working capital requirements which resulted in an increase in accounts payable of $8,736,000 and an increase in other assets of $1,814,000, offset by an increase in accounts receivable of $3,139,000, an increase in inventories of $7,247,000 and a decrease in accrued expenses and other long-term obligations of $2,085,000. Included in fiscal 2011 net income were non-cash charges for depreciation and amortization of $9,358,000 and share-based compensation of $1,938,000. Net cash provided by operating activities from continuing operations in fiscal 2010 reflects our working capital requirements which resulted in a decrease in inventories of $15,303,000 and an increase in accounts payable of $2,416,000, offset by an increase in accounts receivable of $7,458,000. Included in fiscal 2010 net income were non-cash charges related to the impairment of goodwill and intangibles of $44,315,000, depreciation and amortization of $10,166,000 and share-based compensation of $2,323,000.

Our investing activities of continuing operations used net cash of $3,475,000 in fiscal 2012, consisting primarily of capital expenditures of $3,532,000. In fiscal 2011, our investing activities consisted of capital expenditures of $2,893,000 and in fiscal 2010, our investing activities consisted primarily of capital expenditures of $4,019,000, partially offset by $752,000 from sales of assets.

Our financing activities used net cash of $7,272,000 in fiscal 2012, consisting primarily of payments of cash dividends of $5,837,000 and purchases of treasury stock of $1,648,000. In fiscal 2011, financing activities used net cash of $5,583,000, consisting primarily of payments of cash dividends of $5,823,000. In fiscal 2010, financing activities used net cash of $19,620,000, consisting primarily of a $10,000,000 principal repayment on our senior notes, repayments under our short term credit facilities of $4,150,000 and payments of cash dividends of $5,784,000.

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 88,210 shares of the Company’s common stock for $1,648,000 in fiscal 2012. There were no repurchases of the Company’s common stock by the Company during fiscal 2011 and 2010. As of March 31, 2012, the Company had 224,790 shares remaining available for repurchase under the Board’s authorization.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, with approximately 70% of sales recognized in the second and third quarters. The sale of the Christmas gift wrap portion of Cleo’s business will decrease the Company’s seasonal borrowing needs. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase throughout the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the agreement. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. For information concerning this credit facility, see Note 10 to the consolidated financial statements. At March 31, 2012, there were no borrowings outstanding under the Company’s revolving credit facility. The Company made its final repayment of 4.48% senior notes in December 2009.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2012, the Company’s contractual obligations and commitments are as follows (in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$5,434	$4,619	$1,867	$859	$12,779
Other long-term obligations(1)	287	1,052	341	1,797	3,477
Purchase obligation(2)	636	—	—	—	636
Royalty obligations(3)	1,571	551	—	—	2,122

	$7,928	$6,222	$2,208	$2,656	$19,014

(1)	Other long-term obligations consist primarily of postretirement medical liabilities, deferred compensation arrangements and Seastone royalty earn out. Future timing of payments for other long-term obligations is estimated by management.

(2)	The Company is committed to purchase approximately $636,000 of electric power from a vendor over a one year term. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements.

(3)	The Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 9 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.

As of March 31, 2012, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,642	$—	$—	$—	$2,642

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

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. While some customers are granted return rights as part of their sales program, customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company is generally not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company endeavors to mitigate its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and will consider purchasing credit insurance when warranted in management’s judgment and available on terms that management deems satisfactory. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customer’s creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements.

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

In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2012, the fair value of all goodwill, other intangible assets and long-lived assets reflected on the Company’s consolidated balance sheet as of March 31, 2012 was in excess of the carrying value and no impairment was recorded. In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets relating to its former Cleo manufacturing facility that was located in Memphis, Tennessee ($10,738,000 of this charge is included in the results of discontinued operations and $313,000 is recorded in continuing operations for the year ended March 31, 2011). See Notes 1 and 2 for further discussion. The fair value of all goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of March 31, 2011 was in excess of the carrying value. In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson and BOC Design Group (consisting of Berwick Offray and Cleo), and partial impairments of tradenames used by such entities. See Note 5 to the consolidated financial statements for further discussion.

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

Accounting Pronouncements

See Note 15 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s goals of expanding and growing by developing complementary products, aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner, pursuing acquisitions, entering new markets, and acquiring other companies and businesses; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the Company’s anticipation that quarterly cash dividends will continue to be paid in the future; the expected future impact of legal proceedings; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; the amount of cash expenditures the Company expects to incur in fiscal 2013 in connection with its completed closure of its former Memphis, TN manufacturing facility; the expected amount and timing of future amortization expense; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of Berwick Offray and Paper Magic; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate line of credit in effect during fiscal 2012, a change in the London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. Based on average borrowings under its credit facility of $13,170,000 for the year ended March 31,

2012, a 1% increase or decrease in floating interest rates would have increased or decreased annual interest expense by approximately $132,000. Based on an average cash balance of $20,370,000 for the year ended March 31, 2012, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $204,000.

Foreign Currency Risk

Approximately 2% of the Company’s sales in fiscal 2012 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8. Financial	Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 4, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

June 4, 2012

Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,135	$48,577
Accounts receivable, net of allowances of $1,764 and $2,680	45,026	42,411
Inventories	71,671	69,093
Deferred income taxes	3,595	4,051
Other current assets	15,441	13,268
Current assets of discontinued operations	183	14,914

Total current assets	202,051	192,314

NET PROPERTY, PLANT AND EQUIPMENT	29,582	32,345

DEFERRED INCOME TAXES	1,184	8,854

OTHER ASSETS
Goodwill	17,233	17,233
Intangible assets, net of accumulated amortization of $7,065 and $5,382	29,689	31,408
Other	6,825	4,769

Total other assets	53,747	53,410

Total assets	$286,564	$286,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$66
Accounts payable	17,273	24,814
Accrued income taxes	220	309
Accrued payroll and other compensation	7,841	7,011
Accrued customer programs	3,298	4,279
Accrued other expenses	7,735	6,111
Current liabilities of discontinued operations	2,390	3,910

Total current liabilities	38,757	46,500

LONG-TERM DEBT, NET OF CURRENT PORTION	—	—

OTHER LONG-TERM OBLIGATIONS	4,604	4,764

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2012 and 2011	1,470	1,470
Additional paid-in capital	50,383	51,311
Retained earnings	328,921	320,024
Accumulated other comprehensive loss, net of tax	(25)	(7)
Common stock in treasury, 5,023,916 and 4,969,679 shares, at cost	(137,546)	(137,139)

Total stockholders’ equity	243,203	235,659

Total liabilities and stockholders’ equity	$286,564	$286,923

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$384,663	$383,660	$375,711

Costs and expenses
Cost of sales	273,213	269,082	266,310
Selling, general and administrative expenses	84,992	86,034	87,068
Impairment of tangible assets	—	313	—
Impairment of goodwill and intangible assets	—	—	44,315
Restructuring expenses, net	706	164	207
Interest expense, net of interest income of $223, $16 and $14	195	1,348	1,885
Other expense (income), net	312	(122)	(489)

	359,418	356,819	399,296

Income (loss) from continuing operations before income taxes	25,245	26,841	(23,585)
Income tax expense (benefit)	9,016	9,647	(4,601)

Income (loss) from continuing operations	16,229	17,194	(18,984)
Loss from discontinued operations, net of tax	(559)	(11,583)	(4,755)

Net income (loss)	$15,670	$5,611	$(23,739)

Net income (loss) per common share
Basic:
Continuing operations	$1.67	$1.77	$(1.97)

Discontinued operations	$(.06)	$(1.19)	$(.49)

Total	$1.61	$.58	$(2.46)

Diluted:
Continuing operations	$1.67	$1.77	$(1.97)

Discontinued operations	$(.06)	$(1.19)	$(.49)

Total	$1.61	$.58	$(2.46)

Weighted average shares outstanding
Basic	9,728	9,703	9,637

Diluted	9,732	9,715	9,637

Comprehensive income (loss):
Net income (loss)	$15,670	$5,611	$(23,739)
Foreign currency translation adjustment	1	2	—
Postretirement medical plan, net of tax	(19)	65	7

Comprehensive income (loss)	$15,652	$5,678	$(23,732)

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,670	$5,611	$(23,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,880	9,358	10,166
Impairment of tangible assets	—	313	—
Impairment of goodwill and intangible assets	—	—	44,315
Gain on sale of discontinued operations	(5,849)	—	—
Provision for accounts receivable allowances	4,884	5,163	6,099
Deferred tax provision (benefit)	5,552	(1,336)	(10,057)
(Gain) loss on sale or disposal of assets	(784)	17	(20)
Share-based compensation expense	1,683	1,938	2,323
Changes in assets and liabilities, net of effects of acquisition:
(Increase) in accounts receivable	(7,499)	(3,139)	(7,458)
(Increase) decrease in inventories	(2,578)	(7,247)	15,303
Decrease (increase) in other assets	757	1,814	(598)
(Decrease) increase in accounts payable	(7,541)	8,736	2,416
Increase (decrease) in accrued income taxes	47	(274)	370
Increase (decrease) in accrued expenses and other long-term obligations	1,188	(2,085)	(590)

Net cash provided by operating activities-continuing operations	13,410	18,869	38,530
Net cash provided by operating activities-discontinued operations	12,386	11,829	9,584

Net cash provided by operating activities	25,796	30,698	48,114

Cash flows from investing activities:
Purchase of a business	—	—	(225)
Purchase of property, plant and equipment	(3,532)	(2,893)	(4,019)
Proceeds from sale of assets	57	—	752

Net cash used for investing activities-continuing operations	(3,475)	(2,893)	(3,492)
Net cash provided by investing activities-discontinued operations	2,509	(491)	(428)

Net cash used for investing activities	(966)	(3,384)	(3,920)

Cash flows from financing activities:
Payments on long-term debt obligations	(66)	(481)	(10,511)
Borrowings on notes payable	74,270	309,075	346,405
Payments on notes payable	(74,270)	(309,075)	(350,555)
Payment of financing transaction costs	—	(100)	—
Dividends paid	(5,837)	(5,823)	(5,784)
Purchase of treasury stock	(1,648)	—	—
Proceeds from exercise of stock options	365	743	825
Payments for tax withholding on net restricted stock settlements	(60)	—	—
Tax effect of stock awards	(26)	78	—

Net cash used for financing activities	(7,272)	(5,583)	(19,620)

Net increase in cash and cash equivalents	17,558	21,731	24,574
Cash and cash equivalents at beginning of period	48,577	26,846	2,272

Cash and cash equivalents at end of period	$66,135	$48,577	$26,846

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total
	Shares	Amount	Shares	Amount				Shares	Amount
	(In thousands, except share and per share amounts)
BALANCE, APRIL 1, 2009	—	$—	14,703,084	$1,470	$46,813	$352,674	$(81)	(5,097,753)	$(141,622)	$259,254
Tax benefit associated with exercise of stock options	—	—	—	—	159	—	—	—	—	159
Share-based compensation expense	—	—	—	—	2,323	—	—	—	—	2,323
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,641)	—	70,447	2,466	825
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,784)	—	—	—	(5,784)
Postretirement medical plan, net of tax	—	—	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	(23,739)	—	—	—	(23,739)

BALANCE, MARCH 31, 2010	—	—	14,703,084	1,470	49,295	321,510	(74)	(5,027,306)	(139,156)	233,045
Tax benefit associated with exercise of stock options	—	—	—	—	78	—	—	—	—	78
Share-based compensation expense	—	—	—	—	1,938	—	—	—	—	1,938
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,274)	—	57,627	2,017	743
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,823)	—	—	—	(5,823)
Postretirement medical plan, net of tax	—	—	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	5,611	—	—	—	5,611

BALANCE, MARCH 31, 2011	—	—	14,703,084	1,470	51,311	320,024	(7)	(4,969,679)	(137,139)	235,659
Share-based compensation expense	—	—	—	—	1,683	—	—	—	—	1,683
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(562)	—	26,478	927	365
Issuance of common stock under equity plan	—	—	—	—	—	(374)	—	7,495	314	(60)
Purchase of treasury shares	—	—	—	—	—	—	—	(88,210)	(1,648)	(1,648)
Tax effect of stock awards	—	—	—	—	(26)	—	—	—	—	(26)
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(2,585)	—	—	—	—	(2,585)
Foreign currency translation adjustment	—	—	—	—	—	—	1	—	—	1
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,837)	—	—	—	(5,837)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	15,670	—	—	—	15,670

BALANCE, MARCH 31, 2012	—	$—	14,703,084	$1,470	$50,383	$328,921	$(25)	(5,023,916)	$(137,546)	$243,203

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain Cleo assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these consolidated financial statements include assets, liabilities and cash flows related to Cleo’s Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the years ended March 31, 2012, 2011 and 2010 reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this annual report are presented on the basis of continuing operations, unless otherwise noted.

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2012 refers to the fiscal year ended March 31, 2012.

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Halloween masks, costumes, make-up and novelties, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities.

The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick Offray”) and C.R. Gibson, LLC (“C.R. Gibson”). On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 105 of its 1,300 employees (increasing to approximately 2,000 as seasonal employees are added) are represented by a labor union. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2014.

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

Inventories

The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $930,000 and $791,000 at March 31, 2012 and 2011, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $858,000 and $863,000 at March 31, 2012 and 2011, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2012	2011
Raw material	$9,194	$8,342
Work-in-process	15,470	14,145
Finished goods	47,007	46,606

	$71,671	$69,093

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2012	2011
Land	$2,508	$2,508
Buildings, leasehold interests and improvements	37,064	37,323
Machinery, equipment and other	101,076	99,875

	140,648	139,706
Less — Accumulated depreciation and amortization	(111,066)	(107,361)

Net property, plant and equipment	$29,582	$32,345

Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years

When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other expense (income), net. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.

The Company leased $1,125,000 of computer equipment under capital leases as of March 31, 2012 and 2011. The total accumulated amortization related to such leases was $1,125,000 and $963,000, as of March 31, 2012 and 2011, respectively. The amortization of capitalized assets is included in depreciation expense. Depreciation expense was $6,197,000, $7,652,000 and $8,573,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

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

In the fourth quarter of each of fiscal 2012, 2011 and 2010, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. Refer to Note 5 for the results of the annual impairment testing performed in fiscal 2010. The Company determined that no impairment of intangible assets existed in fiscal 2012 or in fiscal 2011.

In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company evaluated the recoverability of the long-lived asset group primarily related to the Cleo gift wrap manufacturing and distribution facility. In accordance with the guidance in the codification on testing long-lived assets for impairment, the Company considered the indicators that led to this test which included projected future operating and cash flow losses as well as various options available to the Company. The Company used a dual approach to determine the fair value of the Cleo asset group, including both a market approach and an income approach, using a weighted average of various scenarios. As a result of this analysis, it was determined that the fair value of the Cleo asset group was less than the carrying value. This resulted in a non-cash pre-tax impairment charge of $10,738,000, which was recorded in the fourth quarter of fiscal 2011. This charge is included in the results of discontinued operations for the year ended March 31, 2011. Additionally, the Company recorded a non-cash pre-tax impairment charge of $313,000 due to an impairment of certain tangible assets of its Paper Magic asset group. This charge is included in the results of continuing operations for the year ended March 31, 2011. The Company determined that no impairment existed in fiscal 2012 or 2010.

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. There were no open forward exchange contracts as of March 31, 2012 and 2011.

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

Uncertain tax positions are recognized and measured under provisions in Accounting Standards Codification (“ASC”) 740. These provisions require that the Company recognize in its consolidated financial statements the impact of a tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. See Note 9 for further discussion.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product development costs capitalized as of March 31, 2012 and 2011 were $4,628,000 and $5,316,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $8,222,000, $6,964,000 and $7,182,000 was recognized in the years ended March 31, 2012, 2011 and 2010, respectively.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic net income (loss) per common share and diluted net income (loss) per common share for the years ended March 31, 2012, 2011 and 2010.

	For the Years Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$16,229	$17,194	$(18,984)
Loss from discontinued operations, net of tax	(559)	(11,583)	(4,755)

Net income (loss)	$15,670	$5,611	$(23,739)

Denominator:
Weighted average shares outstanding for basic income (loss) per common share	9,728	9,703	9,637
Effect of dilutive stock options	4	12	—

Adjusted weighted average shares outstanding for diluted income (loss) per common share	9,732	9,715	9,637

Basic:
Continuing operations	$1.67	$1.77	$(1.97)

Discontinued operations	$(.06)	$(1.19)	$(.49)

Total	$1.61	$.58	$(2.46)

Diluted:
Continuing operations	$1.67	$1.77	$(1.97)

Discontinued operations	$(.06)	$(1.19)	$(.49)

Total	$1.61	$.58	$(2.46)

Options on 343,000 shares, 705,000 shares, and 942,000 shares of common stock were not included in computing diluted net income (loss) per common share for the years ended March 31, 2012, 2011 and 2010, respectively, because their effects were antidilutive.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2012	2011	2010
	(In thousands)
Cash paid during the year for:
Interest	$383	$1,058	$1,892

Income taxes	$2,665	$2,705	$3,022

Details of acquisitions:
Fair value of assets acquired	$—	$—	$225

Net cash paid for acquisitions	$—	$—	$225

(2)    DISCONTINUED OPERATIONS

On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee. The Company exited the Memphis facility in December 2011. During the fiscal year ended March 31, 2012, the Company incurred pre-tax expenses of $8,141,000 in connection with this plan, of which $7,435,000 was recorded in discontinued operations and $706,000 was recorded in continuing operations (see Note 3). The table below summarizes the major components of the charges incurred (in thousands):

	Amount	Cash/Noncash
Facility and staff costs	$6,572	Cash
Asset write-downs	1,688	Noncash
Gain on sale of equipment	(825)	Cash

Total	$7,435

In connection with this restructuring plan which was completed by March 31, 2012, the Company recorded restructuring charges of $6,749,000 during fiscal 2012 primarily related to severance of 433 employees as well as facility costs. Additionally, there was a non-cash reduction of $177,000 related to severance that was less than originally estimated. As of March 31, 2012, the remaining liability of $830,000 was classified in current liabilities of discontinued operations in the accompanying consolidated balance sheet. The Company expects to pay the remaining cash expenditures through fiscal 2013. In the second quarter of fiscal 2012, the Company sold most of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party for $825,000. The Company received these proceeds during the second quarter. The Company also paid $884,000 in cash during fiscal 2012 relating to this plan which was expensed in fiscal 2011.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility and Other Costs	Total
Restructuring charges	$4,091	$2,658	$6,749
Cash paid	(3,164)	(2,578)	(5,742)
Non-cash adjustments	(177)	—	(177)

Restructuring reserve as of March 31, 2012	$750	$80	$830

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain Cleo assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. As of March 31, 2012, $2,500,000 of this note receivable was recorded in other current assets and $2,500,000 of this note receivable was recorded in other long term assets in the accompanying consolidated balance sheet. This transaction resulted in a pre-tax gain of $5,849,000. During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $10,738,000 as it determined that the fair value of the Cleo asset group was less than the carrying value.

The effective tax rates used to determine income tax expense of discontinued operations were based on the statutory tax rates in effect during the respective periods, adjusted for permanent differences related to the assets and liabilities not being transferred to Impact. The effective tax rates used in the calculations for each period were as follows:

Years Ended March 31,
2012	2011	2010
30.21%	35.97%	35.76%

As a result of the sale of its Cleo Christmas gift wrap business, the Company has reported these operations, including the operating income (loss) of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Years Ended March 31,
	2012	2011	2010
Operating loss(A)	$(903)	$(7,352)	$(7,402)
Exit costs	(6,572)	—	—
Exit costs — equipment sale	825	—	—
Gain on sale of business to Impact	5,849	—	—
Impairment of tangible assets	—	(10,738)	—

Discontinued operations, before income taxes	(801)	(18,090)	(7,402)
Income tax benefit(B)	(242)	(6,507)	(2,647)

Discontinued operations, net of tax	$(559)	$(11,583)	$(4,755)

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A)	During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,547,000, which was included in cost of sales of the discontinued operation. During the quarter ended September 30, 2011, the Company was able to sell certain of the inventory written down during the quarter ended June 30, 2011 for amounts greater than its adjusted carrying value resulting in higher gross profit of $563,000 of the discontinued operation for the quarter ended September 30, 2011.

(B)	Fiscal 2012 includes a $5,787,000 current income tax benefit offset by a $5,545,000 deferred income tax provision. Fiscal 2011 includes a $3,929,000 current income tax benefit plus a $2,578,000 deferred income tax benefit. Fiscal 2010 includes a $1,552,000 current income tax benefit plus a $1,095,000 deferred income tax benefit.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the March 31, 2012 and 2011 consolidated balance sheet (in thousands):

	March 31,
	2012	2011
Cash	$—	$1,830
Accounts receivable, net	78	204
Inventories	105	11,674
Other current assets	—	1,206

Total assets attributable to discontinued operations	$183	$14,914

Customer programs	$237	$447
Restructuring reserve	830	—
Other current liabilities	1,323	3,463

Total current liabilities	$2,390	$3,910

Total liabilities associated with discontinued operations	$2,390	$3,910

(3)    BUSINESS RESTRUCTURING

On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. Involuntary termination benefits offered to terminated employees were under the Company’s pre-existing severance program. The Company recorded approximately $706,000 in employee severance charges during fiscal 2012 and made payments of $117,000 as of March 31, 2012. The remaining liability of $590,000 is classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2012 and will be paid in fiscal 2013. During fiscal 2011 and 2010, the Company recorded $164,000 and $251,000, respectively, related to the closure of a manufacturing facility.

(4)    BUSINESS ACQUISITION

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

(5)    GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

There were no changes to the goodwill balance during fiscal years 2012 or 2011. The Company recorded an impairment charge of $32,025,000 to goodwill in fiscal 2010.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2012 and 2011 is as follows (in thousands):

	March 31, 2012		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$—	$12,793	$—
Customer relationships	22,057	6,358	22,057	4,858
Non-compete	200	200	200	167
Trademarks	403	213	403	183
Patents	1,301	294	1,337	174

	$36,754	$7,065	$36,790	$5,382

There was a decrease in patents in the amount of $36,000 during fiscal 2012 and an increase in patents in the amount of $1,087,000 in fiscal 2011 related to the Seastone royalty earn out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn out is determinable beyond a reasonable doubt.

The weighted-average amortization period of customer relationships, trademarks and patents are 7 years, 10 years and 10 years, respectively.

Amortization expense was $1,683,000 for fiscal 2012, $1,706,000 for fiscal 2011 and $1,593,000 for fiscal 2010. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2013	$1,658
Fiscal 2014	1,658
Fiscal 2015	1,639
Fiscal 2016	1,638
Fiscal 2017	1,638

In the fourth quarter of fiscal 2012 and 2011, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed. Upon performing its annual impairment test in the fourth quarter of fiscal 2010, the Company determined that the C.R. Gibson reporting unit, as well as the BOC Design Group (consisting of Berwick Offray and Cleo) reporting unit, had a fair market value which was less than the carrying value and, therefore, failed step one of the test. The factors that led to failing step one of the test included a deterioration of the financial performance in these reporting units during the fourth quarter of fiscal 2010 as well as a decline in the outlook for future periods. The second step of the test resulted in the Company recording a non-cash pre-tax goodwill impairment charge of $17,409,000 for the C.R. Gibson reporting unit and $14,616,000 for the BOC Design Group reporting unit.

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

Additionally, the Company determined that it would discontinue the use of the indefinite-lived tradename related to the Crystal branded bag and tissue products. The Company’s determination to discontinue the tradename was part of a strategic decision made by management to streamline the use of product branding within the Company’s portfolio of products. In the future, the bag and tissue products will use the Berwick tradename. As a result, the Company recorded a non-cash pre-tax charge of $4,290,000 related to the Crystal tradename.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company recorded a non-cash pre-tax impairment charge of $10,738,000 related to the full impairment of the tangible assets relating to its former Cleo manufacturing facility that was located in Memphis, Tennessee. This charge is included in the results of discontinued operations for the year ended March 31, 2011. Additionally, the Company recorded a non-cash pre-tax impairment charge of $313,000 due to an impairment of certain tangible assets of its Paper Magic asset group. This charge is included in the results of continuing operations for the year ended March 31, 2011. See Notes 1 and 2 for further discussion. Such test yielded no impairment in fiscal 2012 and 2010.

(6)    TREASURY STOCK TRANSACTIONS

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 88,210 shares of the Company’s common stock for $1,648,000 in fiscal 2012. There were no repurchases of the Company’s common stock by the Company during fiscal 2011 and 2010. As of March 31, 2012, the Company had 224,790 shares remaining available for repurchase under the Board’s authorization.

(7)    SHARE-BASED PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. Time-vested options outstanding as of March 31, 2012 become exercisable at the rate of 25% per year commencing one year after the date of grant. Performance-vested options outstanding as of such date will become exercisable only if certain performance objectives are satisfied. As of March 31, 2012, outstanding performance-vested restricted stock units (“RSUs”) vest on the third anniversary of the date on which the award was granted, provided that certain performance metrics have been met during the performance period, and outstanding time-vested RSUs vest (subject to limited exceptions) at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the date on which the award was granted. At March 31, 2012, 851,839 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2012, 130,000 shares were available for grant under the 2004 Plan.

On May 24, 2011, our Board approved an amendment to our 2004 Plan to reduce the number of shares of our common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, our 2004 Plan now provides that 1,500,000 shares of our common stock may be issued as grants under the 2004 Plan. Prior to this amendment, our 2004 Plan provided that 2,000,000 shares of our common stock could be issued as grants under the 2004 Plan.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.

Stock Options

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $869,000, $1,116,000, and $1,797,000 in the years ended March 31, 2012, 2011 and 2010, respectively, and the associated future income tax benefit recognized was $313,000, $404,000, and $653,000 in the years ended March 31, 2012, 2011 and 2010, respectively.

The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) were presented as financing cash flows in the consolidated statements of cash flows.

Activity and related information pertaining to stock options for the years ended March 31, 2012, 2011 and 2010 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2009	1,446,198	$28.20
Granted	96,210	20.15
Exercised	(123,783)	15.55
Forfeited/cancelled	(296,962)	31.77

Outstanding at March 31, 2010	1,121,663	27.96
Granted	121,500	18.96
Exercised	(76,937)	14.89
Forfeited/cancelled	(350,296)	31.28

Outstanding at March 31, 2011	815,930	26.43
Granted	114,000	18.78
Exercised	(42,577)	16.70
Forfeited/cancelled	(290,031)	28.31

Outstanding at March 31, 2012	597,322	24.75	3.0 years	$252,515

Exercisable at March 31, 2012	366,252	28.19	1.7 years	$83,011

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended March 31,
	2012	2011	2010
Expected dividend yield at time of grant	3.21%	3.17%	2.98%
Expected stock price volatility	54%	55%	54%
Risk-free interest rate	2.14%	2.39%	2.92%
Expected life of option (in years)	5.1	4.7	4.2

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during fiscal 2012, 2011 and 2010 was $6.87, $6.89 and $7.40, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2012, 2011 and 2010 was $174,000, $343,000 and $611,000, respectively.

As of March 31, 2012, there was $1,390,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Compensation cost related to RSUs recognized in operating results (included in selling, general and administrative expenses) was $814,000, $822,000 and $526,000 in the years ended March 31, 2012, 2011 and 2010, respectively, and the associated future income tax benefit recognized was $293,000, $298,000 and $191,000 in the years ended March 31, 2012, 2011 and 2010, respectively.

Activity and related information pertaining to RSUs for the years ended March 31, 2012, 2011 and 2010 was as follows:

	Number of RSUs	Weighted Average Fair Value	Weighted Average Contractual Life
Outstanding at April 1, 2009	48,350	$25.63
Granted	98,760	16.70
Exercised	—	—
Forfeited/cancelled	(18,940)	20.41

Outstanding at March 31, 2010	128,170	19.52
Granted	85,350	16.75
Exercised	—	—
Forfeited/cancelled	(27,520)	17.97

Outstanding at March 31, 2011	186,000	17.80
Granted	79,850	16.33
Exercised	(10,825)	25.29
Forfeited/cancelled	(37,015)	17.27

Outstanding at March 31, 2012	218,010	16.98	4.6 years

The fair value of each RSU granted was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.

As of March 31, 2012, there was $1,641,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.

(8)    RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2012. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2012, 2011 and 2010 was $412,000, $270,000 and $78,000, respectively.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Medical Plan

The Company’s Berwick Offray subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended
	2012	2011
Benefit obligation at beginning of year	$872	$996
Interest cost	48	56
Actuarial loss (gain)	29	(98)
Benefits paid	(72)	(82)

Benefit obligation at end of year	$877	$872

The benefit obligation of $877,000 and $872,000 as of March 31, 2012 and 2011, respectively, was recorded in other long-term obligations in the consolidated balance sheet.

The net loss recognized in accumulated other comprehensive loss at March 31, 2012 was $31,000, net of tax, and there is no actuarial gain or loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2013.

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2012, 2011 and 2010 were a discount rate of 4.50% (5.75% for 2011 and 6% for 2010) and assumed health care cost trend rates of 11% (12% for 2011 and 13% for 2010) trending down to an ultimate rate of 5% in 2022.

Net periodic pension and postretirement medical costs were $48,000, $56,000 and $62,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

(9)    INCOME TAXES

Income (loss) from continuing operations before income tax expense (benefit) was as follows (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
United States	$19,262	$18,653	$(32,741)
Foreign	5,983	8,188	9,156

	$25,245	$26,841	$(23,585)

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provision for U.S. federal, state and foreign taxes on income (loss) from continuing operations (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Current:
Federal	$7,296	$6,393	$2,763
State	726	661	75
Foreign	987	1,351	1,523

	9,009	8,405	4,361

Deferred:
Federal	(63)	1,163	(8,386)
State	70	79	(576)

	7	1,242	(8,962)

	$9,016	$9,647	$(4,601)

The differences between the statutory and effective federal income tax rates on income (loss) from continuing operations before income taxes were as follows:

	For the Years Ended March 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	2.1	1.9	.3
Changes in tax reserves and valuation allowance	.1	(.1)	.6
Nondeductible goodwill	—	—	(17.9)
Other, net	(1.5)	(.9)	1.5

	35.7%	35.9%	19.5%

The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.

Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable and increased additional paid-in capital by $99,000, $78,000 and $159,000 in fiscal 2012, 2011 and 2010, respectively.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Deferred income tax assets:
Accounts receivable	$217	$191
Inventories	2,581	3,074
Accrued expenses	2,202	2,275
State net operating loss and credit carryforwards	6,418	5,923
Share-based compensation	2,080	4,573
Property, plant and equipment	—	1,031
Intangibles	3,966	5,464

	17,464	22,531
Valuation allowance	(6,622)	(6,907)

	10,842	15,624

Deferred income tax liabilities:
Property, plant and equipment	1,880	—
Unremitted earnings of foreign subsidiaries	2,439	2,447
Note receivable installment sale	1,472	—
Other	272	272

	6,063	2,719

Net deferred income tax asset	$4,779	$12,905

At March 31, 2012 and 2011, the Company had potential state income tax benefits of $6,622,000 (net of federal tax of $3,566,000) and $6,907,000 (net of federal tax of $3,719,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2032. These benefits were fully offset by a valuation allowance as the Company believes it is more likely than not that the deferred tax assets will not be realized through future taxable earnings or implementation of tax planning strategies.

As of March 31, 2012, the Company reduced its deferred income tax assets related to share-based compensation by $2,585,000 due to the expiration of certain stock options. The corresponding non-cash charge had no impact on the consolidated statement of operations and reduced additional paid-in capital as the Company has sufficient hypothetical additional paid-in capital pool in accordance with the applicable income tax accounting literature. Of the $2,585,000, recorded in fiscal 2012, approximately $718,000, $884,000 and $353,000 related to expirations which occurred in fiscal 2012, 2011 and 2010, respectively. The remainder of $630,000 related to expirations prior to fiscal 2010. The correction of this item did not have a material impact on the Company’s consolidated financial statements. Management evaluated the quantitative and qualitative impact of the correction on previously reported periods as well as the year ended March 31, 2012. Based on this evaluation, management concluded that the adjustment was not material to the consolidated financial statements.

Uncertain tax positions are recognized and measured under provisions in ASC 740. These provisions require that the Company recognize in its consolidated financial statements the impact of a tax position, if it is more

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely than not that such position will be sustained on audit, based solely on the technical merits of the position. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31,
	2012	2011
Gross unrecognized tax benefits at April 1	$1,017	$1,045
Additions based on tax positions related to the current year	180	148
Reductions relating to settlements with taxing authorities	(74)	—
Reductions as a result of a lapse of the applicable statute of limitations	(15)	(176)

Gross unrecognized tax benefits at March 31	$1,108	$1,017

The total amount of gross unrecognized tax benefits at March 31, 2012 of $1,108,000 was classified in other long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $720,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $306,000 of interest and penalties are accrued at March 31, 2012, $42,000 of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s federal tax return for the year ended March 31, 2009 was examined by the Internal Revenue Service and settled with no adjustments. State and foreign income tax returns remain open back to March 31, 2006 in major jurisdictions in which the Company operates.

(10)     REVOLVING CREDIT FACILITY

On March 17, 2011, the Company entered into a revolving credit facility with two banks (the “March 2011 facility”). The March 2011 facility replaced the Company’s $110,000,000 revolving credit facility, which was due to expire on November 20, 2011, and its accounts receivable securitization facility that was due to expire on July 5, 2011.

The March 2011 facility expires on March 17, 2016 and provides for a revolving line of credit under which the maximum credit available to the Company at any one time automatically adjusts upwards and downwards on a periodic basis among “low”, “medium” and “high” levels (each a “Commitment Level”), as follows:

Commitment Period Description	Commitment Period Time Frame	Commitment Level
Low	February 1 to June 30 (5 months)	$50,000,000
Medium	July 1 to October 31 (4 months)	$100,000,000
High	November 1 to January 31 (3 months)	$150,000,000

The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. The Company may issue up to $20,000,000 of letters of credit under the March 2011 facility.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on the facility accrues at per annum rates equal to, at the Company’s option, either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.25% per annum on the average daily unused amount of the Commitment Level that is then applicable. As of March 31, 2012 and 2011, there were no amounts outstanding under the March 2011 facility. Outstanding letters of credit under the March 2011 facility totaled $2,642,000 and $3,130,000 at March 31, 2012 and 2011, respectively. These letters of credit guarantee funding of workers compensation claims and guarantee the funding of obligations to a certain vendor. The weighted average interest rate under the March 2011 facility for the year ended March 31, 2012 was 3.08%. The average and peak borrowings were $13,170,000 and $50,800,000, respectively, for the year ended March 31, 2012.

The agreement governing the March 2011 facility contains financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $140 million, and (ii) an interest coverage ratio of not less than 3.50 to 1.00. The March 2011 facility also contains covenants that address, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale–leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applies only upon the occurrence and continuance of a Company default under the March 2011 facility, or when a dividend payment would give rise to such a default. The Company is in compliance with all financial debt covenants as of March 31, 2012.

The $110,000,000 revolving credit facility that terminated effective March 17, 2011 contained provisions to increase or reduce the interest pricing spread based on a measure of the Company’s leverage. Interest on the facility accrued at per annum rates equal to, at the Company’s option, either (a) the one-, two-, three- or six-month LIBOR plus 1.25% or (b) the greater of (1) the prime rate (2) the federal funds open rate plus 0.5%, and (3) the daily LIBOR plus 1.25%. The revolving credit facility provided for commitment fees of 0.3% per annum on the daily average of the unused commitment, subject to adjustment based on a measure of the Company’s leverage.

Financing costs for amounts funded under an accounts receivable facility, which was also terminated effective March 17, 2011, were based on a variable commercial paper rate plus 1.5% and commitment fees of 0.5% per annum on the unused commitment were also payable under the facility. In addition, if the daily amount outstanding was less than 50% of the seasonally adjusted funding limit ($60,000,000 from July 2010 until January 2011 and $15,000,000 from and after February 1, 2011), an additional commitment fee of 0.25% per annum was also payable under the facility.

The weighted average interest rate under the revolving credit facility and the accounts receivable facility for the years ended March 31, 2011 and 2010, was 4.50% and 4.12%, respectively. The average and peak borrowings were $29,912,000 and $84,000,000, respectively for the year ended March 31, 2011.

The Company also leased certain computer equipment under capital leases. The future minimum annual lease payments, including interest, associated with the capital lease obligations were $66,000 at March 31, 2011, which were paid in fiscal 2012.

The Company also had a note payable due to the seller of an acquired business of approximately $51,000 at March 31, 2010 which was paid in fiscal 2011.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)     OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2013	$5,434
2014	2,726
2015	1,893
2016	1,196
2017	671
Thereafter	859

Total	$12,779

Rent expense was $6,414,000, $6,425,000 and $6,773,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

(12)     FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2012 and 2011.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2012 and 2011.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2012 and 2011.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2012 and 2011.

	March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Marketable securities	$680	$680	$—	$—
Cash surrender value of life insurance policies	917	—	917	—

Total assets	$1,597	$680	$917	$—

Liabilities
Deferred compensation plans	$680	$680	$—	$—

Total liabilities	$680	$680	$—	$—

	March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Marketable securities	$677	$677	$—	$—
Cash surrender value of life insurance policies	890	—	890	—

Total assets	$1,567	$677	$890	$—

Liabilities
Deferred compensation plans	$677	$677	$—	$—

Total liabilities	$677	$677	$—	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. The carrying amount and estimated fair value of long-term debt was $66,000 as of March 31, 2011 and represents capital lease obligations which were due within the next 12 months. There was no long-term debt outstanding as of March 31, 2012.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of March 31, 2012, there were no indications or circumstances indicating that an impairment might exist.

During fiscal 2011, in conjunction with the Company’s annual impairment test of long-lived assets (including property, plant and equipment), the Company recognized a non-cash pre-tax impairment charge of $10,738,000 related to the full impairment of the tangible assets relating to its former Cleo manufacturing facility that was located in Memphis, Tennessee. This charge is included in the results of discontinued operations for the year ended March 31, 2011. Additionally, the Company recorded a non-cash pre-tax impairment charge of $313,000 due to an impairment of certain tangible assets of its Paper Magic asset group. This charge is included in the results of continuing operations for the year ended March 31, 2011. This non-recurring fair value measurement was developed using significant unobservable inputs (Level 3). In making the assessment of impairment, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.

(13)    COMMITMENTS AND CONTINGENCIES

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(14)    SEGMENT DISCLOSURE

The Company operates in a single reporting segment, the design, manufacture, procurement, distribution and sale of non-durable all occasion and seasonal social expression products, primarily to mass market retailers in the United States and Canada. The majority of the Company’s assets are maintained in the United States.

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2012	2011	2010
Christmas	$123,001	$138,620	$133,902
All occasion	206,175	183,976	182,191
Other seasonal	55,487	61,064	59,618

Total	$384,663	$383,660	$375,711

One customer accounted for sales of $96,836,000, or 25% of total sales in fiscal 2012, $85,357,000, or 22% of total sales in fiscal 2011 and $90,436,000, or 24% of total sales in fiscal 2010. One other customer accounted for sales of $50,501,000, or 13% of total sales in fiscal 2012, $52,676,000, or 14% of total sales in fiscal 2011 and $45,795,000, or 12% of total sales in fiscal 2010.

(15)    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 does not extend the use of fair value accounting, but provides clarification of existing guidance and additional disclosures. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this standard impacts presentation only, the adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to have an impact on the Company’s financial condition, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s financial condition, results of operations and cash flows.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
2012	First(1)	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$54,569	$139,725	$129,240	$61,129

Gross profit	$14,136	$40,062	$41,578	$15,674

(Loss) income from continuing operations	$(3,447)	$10,314	$12,109	$(2,747)

(Loss) income from discontinued operations, net of tax	$(4,122)	$5,171	$(1,131)	$(477)

Net (loss) income	$(7,569)	$15,485	$10,978	$(3,224)

Net (loss) income per common share:
Basic:
Continuing operations(2)	$(.35)	$1.06	$1.25	$(.28)

Discontinued operations(2)	$(.42)	$.53	$(.12)	$(.05)

Total(2)(3)	$(.78)	$1.59	$1.13	$(.33)

Diluted:
Continuing operations(2)	$(.35)	$1.06	$1.24	$(.28)

Discontinued operations(2)	$(.42)	$.53	$(.12)	$(.05)

Total(2)(3)	$(.78)	$1.59	$1.13	$(.33)

	Quarters
2011(1)	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$52,939	$134,955	$133,089	$62,677

Gross profit	$13,434	$40,106	$43,695	$17,343

(Loss) income from continuing operations	$(5,331)	$10,524	$14,499	$(2,498)

Loss from discontinued operations, net of tax	$(406)	$(2,059)	$(1,644)	$(7,474)

Net (loss) income	$(5,737)	$8,465	$12,855	$(9,972)

Net (loss) income per common share:
Basic:
Continuing operations(2)	$(.55)	$1.09	$1.49	$(.26)

Discontinued operations(2)	$(.04)	$(.21)	$(.17)	$(.77)

Total(2)(3)	$(.59)	$.87	$1.32	$(1.02)

Diluted:
Continuing operations(2)	$(.55)	$1.08	$1.49	$(.26)

Discontinued operations(2)	$(.04)	$(.21)	$(.17)	$(.77)

Total(2)(3)	$(.59)	$.87	$1.32	$(1.02)

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The first quarter of fiscal 2012 and all Statement of Operations data for fiscal 2011 have been adjusted to reclassify the results of operations of Cleo’s Christmas gift wrap business to discontinued operations.

(2)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

(3)	Total net (loss) income per common share may not foot due to rounding.

Beginning in the first quarter of fiscal 2012, in order to better align the incentive compensation expense to the seasonal nature of its business, the Company began to charge incentive compensation expense to the periods in which profits are generated. As a result of this change, there was no incentive compensation expense recorded in the first quarter and $2,558,000, $1,765,000 and $(567,000) recorded in the second, third and fourth quarters of fiscal 2012, respectively. There was incentive compensation expense of $1,473,000, $762,000, $364,000 and $145,000 recorded in the first, second, third and fourth quarters of fiscal 2011, respectively.

Fourth quarter of fiscal 2012 net loss from continuing operations included expenses of $706,000 related to the combination of operations of its Berwick Offray and Paper Magic subsidiaries as further described in Note 3 to the consolidated financial statements.

Fourth quarter of fiscal 2011 loss from discontinued operations, net of tax included a charge of $6,885,000 (net of tax) related to the full impairment of the tangible assets relating to its former Cleo manufacturing facility that was located in Memphis, Tennessee as further described in Notes 1 and 2 of the consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)    Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)    Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

CSS Industries, Inc.:

We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated June 4, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

June 4, 2012

Philadelphia, PA

Item 9B. Other	Information.

None.

Part III

Item 10. Directors,	Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11. Executive	Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14. Principal	Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15. Exhibits	and Financial Statement Schedules.

(a)  Following is a list of documents filed as part of this report:

1.  Financial Statements

 Report of Independent Registered Public Accounting Firm

 Consolidated Balance Sheets — March 31, 2012 and 2011

 Consolidated Statements of Operations and Comprehensive Income (Loss) — for the years ended  March 31, 2012, 2011 and 2010

 Consolidated Statements of Cash Flows — for the years ended March 31, 2012, 2011 and 2010

 Consolidated Statements of Stockholders’ Equity — for the years ended March 31, 2012, 2011 and  2010

 Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule	II — Valuation and Qualifying Accounts

3. Exhibits	required by Item 601 of Regulation S-K, Including Those Incorporated by Reference (all of which are filed under Commission file number 1-2661)

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Asset Purchase Agreement dated September 9, 2011 among CSS Industries, Inc., Cleo Inc, and Impact Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2011).

Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).
3.5	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.6	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).
3.7	By-laws of the Company, as amended to date (as last amended August 2, 2007) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated October 25, 2007).

Material Contracts
10.1	Credit Agreement dated March 17, 2011 among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2011).
Management Contracts, Compensatory Plans or Arrangements
10.2	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.3	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
10.4	Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).
10.5	CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).
10.6	CSS Industries, Inc. Management Incentive Program (as last amended June 3, 2008) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 9, 2008).
10.7	2004 Equity Compensation Plan (as amended through July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).
10.8	Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).
10.9	Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.10	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as amended through December 29, 2008) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.11	Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).
10.12	CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management effective May 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.13	Form of Non-Qualified Stock Option Grant for time-vested grants under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.14	Form of Stock Bonus Award Grant for time-vested restricted stock units under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).
10.15	Employment Agreement dated as of March 25, 2010 between CSS Industries, Inc. and Vincent A. Paccapaniccia (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).
10.16	Employment Agreement dated July 26, 2010 between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2010).
10.17	Amendment dated August 31, 2010 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2010).
10.18	Amendment dated February 8, 2011 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).
10.19	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).

10.20	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for Berwick Offray LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).
10.21	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for Paper Magic Group, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).
10.22	CSS Industries, Inc. FY 2012 Management Incentive Program Criteria for C.R. Gibson, LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).
10.23	Amendment 2011-1 to the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).
10.24	Form of Non-Qualified Stock Option Grant for performance-vested grants under 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).
10.25	Form of Stock Bonus Award Grant for performance-vested restricted stock unit grants under 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).
10.26	CSS Industries, Inc. 2011 Stock option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2011).
10.27	Form of Stock Option Agreement for grants under the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012).
10.28	Amendment 2012-1 to CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2012).
10.29	Amendment 2012-1 to CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2012).
10.30	Amendment dated May 22, 2012 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2012).
*10.31	CSS Industries, Inc. FY 2013 Management Incentive Program Criteria for CSS Industries, Inc.
*10.32	CSS Industries, Inc. FY 2013 Management Incentive Program Criteria for CSS Consumer Products Group.
*10.33	CSS Industries, Inc. FY 2013 Management Incentive Program Criteria for C.R. Gibson, LLC.

Other
*21.	List of Significant Subsidiaries of the Registrant.
*23.	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance At End of Period
	(In thousands)
Year ended March 31, 2012
Accounts receivable allowances	$2,680	$4,884	$—	$5,800	(a)	$1,764
Accrued customer programs	4,162	11,233	—	12,097	(b)	3,298
Accrued restructuring expenses	—	724	—	134	(c)	590	(d)
Year ended March 31, 2011
Accounts receivable allowances	$3,612	$5,163	$—	$6,095	(a)	$2,680
Accrued customer programs	5,600	11,140	—	12,578	(b)	4,162
Year ended March 31, 2010
Accounts receivable allowances	$4,591	$6,099	$—	$7,078	(a)	$3,612
Accrued customer programs	5,882	12,005	—	12,287	(b)	5,600
Accrued restructuring expenses	1,070	—	—	1,070	(e)	—

Notes:

(a)	Includes amounts written off as uncollectible, net of recoveries.

(b)	Includes amounts written off.

(c)	Includes payments.

(d)	Classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2012.

(e)	Includes payments and non cash reductions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

By /s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer (principal executive officer)

Dated: June 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 4, 2012	/s/ Christopher J. Munyan Christopher J. Munyan, President and Chief Executive Officer (principal executive officer and a director)

Dated: June 4, 2012	/s/ Vincent A. Paccapaniccia Vincent A. Paccapaniccia, Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)

Dated: June 4, 2012	/s/ Jack Farber Jack Farber, Director

Dated: June 4, 2012	/s/ Scott A. Beaumont Scott A. Beaumont, Director

Dated: June 4, 2012	/s/ James H. Bromley James H. Bromley, Director

Dated: June 4, 2012	/s/ John J. Gavin John J. Gavin, Director

Dated: June 4, 2012	/s/ James E. Ksansnak James E. Ksansnak, Director

Dated: June 4, 2012	/s/ Rebecca C. Matthias Rebecca C. Matthias, Director