Form 10-Q
period 2012-06-30
CSS INDUSTRIES INC
filed 2012-08-08
CIK 20629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012, there were 9,607,369 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
Sales	$61,067	$54,569

Costs and expenses
Cost of sales	43,869	40,433
Selling, general and administrative expenses	18,570	19,559
Interest (income) expense, net	(53)	43
Other expense, net	14	18

	62,400	60,053

Loss from continuing operations before income taxes	(1,333)	(5,484)
Income tax benefit	(466)	(2,037)

Loss from continuing operations	(867)	(3,447)
Loss from discontinued operations, net of tax	(37)	(4,122)

Net loss	$(904)	$(7,569)

Basic and diluted net loss per common share:
Continuing operations	$(.09)	$(.35)
Discontinued operations	$(.00)	$(.42)

Total	$(.09)	$(.78)

Weighted average basic and diluted shares outstanding	9,642	9,735

Cash dividends per share of common stock	$0.15	$0.15

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2012	March 31, 2012	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$37,444	$66,135	$3,878
Accounts receivable, net of allowances of $1,360, $1,764 and $1,652	55,521	45,026	45,771
Inventories	89,816	71,671	88,801
Deferred income taxes	3,241	3,595	3,787
Other current assets	18,400	15,441	20,858
Current assets of discontinued operations	142	183	21,318

Total current assets	204,564	202,051	184,413

Property, plant and equipment, net	29,249	29,582	31,577

Deferred income taxes	420	1,184	8,575

Other assets
Goodwill	17,233	17,233	17,233
Intangible assets, net	29,275	29,689	30,980
Other	6,642	6,825	4,641

Total other assets	53,150	53,747	52,854

Total assets	$287,383	$286,564	$277,419

Liabilities and Stockholders’ Equity
Current liabilities
Accrued customer programs	$3,833	$3,298	$4,159
Other current liabilities	39,059	33,069	34,694
Current liabilities of discontinued operations	981	2,390	6,847

Total current liabilities	43,873	38,757	45,700

Long-term obligations	4,516	4,604	4,694

Stockholders’ equity	238,994	243,203	227,025

Total liabilities and stockholders’ equity	$287,383	$286,564	$277,419

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(904)	$(7,569)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,972	2,046
Provision for accounts receivable allowances	325	600
Deferred tax provision	826	543
Stock-based compensation expense	410	463
Loss on sale or disposal of assets	17	36
Changes in assets and liabilities:
Increase in accounts receivable	(10,820)	(3,960)
Increase in inventory	(18,145)	(19,708)
Increase in other assets	(2,777)	(7,465)
Increase (decrease) in other accrued liabilities	6,637	(3,444)
Decrease in accrued taxes	(200)	(296)

Total adjustments	(21,755)	(31,185)

Net cash used for operating activities - continuing operations	(22,659)	(38,754)
Net cash used for operating activities - discontinued operations	(1,368)	(3,467)

Net cash used for operating activities	(24,027)	(42,221)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,242)	(931)
Proceeds from sale of assets	0	45

Net cash used for investing activities - continuing operations	(1,242)	(886)

Cash flows from financing activities:
Payments on long-term obligations	0	(66)
Dividends paid	(1,441)	(1,460)
Purchase of treasury stock	(1,923)	0
Proceeds from exercise of stock options	192	15
Payments for tax withholding on net restricted stock settlements	(244)	(54)
Tax effect on stock awards	(6)	(27)

Net cash used for financing activities – continuing operations	(3,422)	(1,592)

Net decrease in cash and cash equivalents	(28,691)	(44,699)
Cash and cash equivalents at beginning of period	66,135	48,577

Cash and cash equivalents at end of period	$37,444	$3,878

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain Cleo assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these unaudited condensed consolidated financial statements include assets, liabilities and cash flows related to Cleo’s Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the three months ended June 30, 2012 and 2011, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.

The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2013” refers to the fiscal year ending March 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to revenue, the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible and long-lived assets, income tax accounting, the valuation of stock-based awards and resolution of litigation and other proceedings. Actual results could differ from these estimates.

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for the Company at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would still be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance had no impact on the Company’s Consolidated Financial Statements. See Note 6 for further information on goodwill and other intangible assets.

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

	June 30, 2012	March 31, 2012	June 30, 2011
Raw material	$9,177	$9,194	$8,636
Work-in-process	16,339	15,470	18,272
Finished goods	64,300	47,007	61,893

	$89,816	$71,671	$88,801

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2012	March 31, 2012	June 30, 2011
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	37,110	37,064	37,419
Machinery, equipment and other	101,052	101,076	100,313

	140,670	140,648	140,240
Less - Accumulated depreciation and amortization	(111,421)	(111,066)	(108,663)

Net property, plant and equipment	$29,249	$29,582	$31,577

Depreciation expense was $1,558,000 and $1,618,000 for the quarters ended June 30, 2012 and 2011, respectively.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Loss Per Common Share

Due to the Company’s net losses in the first quarter, potentially dilutive securities of 269,000 shares and 938,000 shares as of June 30, 2012 and 2011, respectively, consisting of outstanding stock options and non-vested restricted stock units, were excluded from the diluted loss per share calculation due to their antidilutive effect.

(2)	DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee. The Company exited the Memphis facility in December 2011. In connection with this restructuring plan which was completed by March 31, 2012, the Company recorded restructuring charges of $6,749,000 during fiscal 2012 primarily related to severance of 433 employees and facility closure costs. Additionally, there was a non-cash reduction of $177,000 related to severance that was less than originally estimated, which was included in restructuring expenses in fiscal 2012. During the quarter ended June 30, 2012, the Company made payments of $425,000 primarily for costs related to severance. Additionally during the first quarter of fiscal 2013, there was a reduction in the restructuring accrual of $29,000 for costs that were less than originally estimated. As of June 30, 2012, the remaining liability of $376,000 was classified in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheet and will be paid through fiscal 2013.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility and Other Costs	Total
Restructuring reserve as of March 31, 2012	$750	$80	$830
Cash paid – fiscal 2013	(400)	(25)	(425)
Non-cash reductions – fiscal 2013	(10)	(19)	(29)

Restructuring reserve as of June 30, 2012	$340	$36	$376

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain Cleo assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. As of June 30, 2012, $2,500,000 of this note receivable was recorded in other current assets and $2,500,000 of this note receivable was recorded in other long term assets in the accompanying condensed consolidated balance sheet.

The effective tax rates used to determine income tax expense of discontinued operations were based on the statutory tax rates in effect during the respective periods, adjusted for permanent differences related to the assets and liabilities not being transferred to Impact. The effective tax rates used in the calculations for each period were as follows:

Three Months Ended June 30,
2012	2011
35%	35%

As a result of the sale of its Cleo Christmas gift wrap business, the Company has reported these operations, including the operating loss of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended June 30,
	2012	2011
Operating loss (A)	$(57)	$(3,297)
Exit costs	0	(3,042)

Discontinued operations, before income taxes	(57)	(6,339)
Income tax benefit	20	2,217

Discontinued operations, net of tax	$(37)	$(4,122)

(A)	During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,547,000, which was included in cost of sales of the discontinued operations.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the condensed consolidated balance sheet (in thousands):

	June 30, 2012	March 31, 2012	June 30, 2011
Cash	$0	$0	$548
Accounts receivable, net	21	78	841
Inventories	121	105	19,152
Other current assets	0	0	777

Total current assets	$142	$183	$21,318

Total assets attributable to discontinued operations	$142	$183	$21,318

Customer programs	$237	$237	$250
Restructuring reserve	376	830	3,015
Other current liabilities	368	1,323	3,582

Total current liabilities	$981	$2,390	$6,847

Total liabilities associated with discontinued operations	$981	$2,390	$6,847

(3)	BUSINESS RESTRUCTURING

On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. Involuntary termination benefits offered to terminated employees were in accordance with the applicable terms of the Company’s applicable pre-existing severance plans. As part of the restructuring plan, the Company recorded a restructuring reserve of $706,000 related to employee severance charges in the fourth quarter of fiscal 2012. During the quarter ended June 30, 2012, the Company made payments of $185,000 for costs related to severance. Additionally during the first quarter of fiscal 2013, there was a reduction in the restructuring accrual of $50,000 for costs that were less than originally estimated. The remaining liability of $355,000 and $590,000 is classified in other accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2012 and March 31, 2012. This amount will be paid in fiscal 2013.

(4)	STOCK-BASED COMPENSATION

2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of June 30, 2012 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all. Market-based restricted stock units (“RSUs”) outstanding at June 30, 2012 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all. Subject to limited exceptions, service-based RSUs outstanding as of June 30, 2012 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.

On May 24, 2011, our Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan. At June 30, 2012, 759,657 shares were available for grant under the 2004 Plan.

The fair value of each market-based stock option and each market-based RSU granted under the above plans for the quarter ended June 30, 2012 and 2011 was estimated on the date of grant using Monte Carlo simulation. The fair value of each service-based RSU granted during the quarter ended June 30, 2011 was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. There were no service-based RSUs granted during the quarter ended June 30, 2012.

The weighted average fair value of stock options granted during the three months ended June 30, 2012 and 2011 was $7.27 and $6.88, respectively. The weighted average fair value of restricted stock units granted during the three months ended June 30, 2012 and 2011 was $14.78 and $16.25.

2011 Stock Option Plan for Non-Employee Directors

Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At June 30, 2012, 130,000 shares were available for grant under the 2011 Plan.

As of June 30, 2012, there was $1,985,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2012, there was $2,380,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $410,000 and $463,000 in the quarters ended June 30, 2012 and 2011, respectively.

(5)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. As of June 30, 2012 and 2011, the notional amount of open foreign currency forward contracts was $3,919,000 and $2,522,000, respectively. The related unrealized gain was $51,000 and $1,000 at June 30, 2012 and 2011, respectively. We believe we do not have significant counterparty credit risks as of June 30, 2012.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of June 30, 2012 and 2011 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	June 30, 2012	June 30, 2011
Foreign currency forward contracts	Other current assets	$51	$1

(6)	GOODWILL AND INTANGIBLES

The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the three months ended June 30, 2012, there have not been any such events.

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2012		March 31, 2012		June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$0	$12,793	$0	$12,793	$0
Customer relationships	22,057	6,734	22,057	6,358	22,057	5,233
Non-compete	200	200	200	200	200	180
Trademarks	403	220	403	213	403	190
Patents	1,301	325	1,301	294	1,337	207

	$36,754	$7,479	$36,754	$7,065	$36,790	$5,810

Amortization expense related to intangible assets was $414,000 and $428,000 for the quarters ended June 30, 2012 and 2011, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2013 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2013	$1,243
Fiscal 2014	1,658
Fiscal 2015	1,639
Fiscal 2016	1,638
Fiscal 2017	1,638

(7)	TREASURY STOCK TRANSACTIONS

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 101,706 shares of the Company’s common stock for $1,923,000 during the three months ended June 30, 2012. There were no repurchases of the Company’s common stock by the Company during the three months ended June 30, 2011. As of June 30, 2012, the Company had 123,084 shares remaining available for repurchase under the Board’s authorization.

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

(9)	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2012.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2012.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of June 30, 2012.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of June 30, 2012 and March 31, 2012 (in thousands):

		Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$657	$657	$0	$0
Cash surrender value of life insurance policies	923	0	923	0
Foreign exchange contracts	51	0	51	0

Total assets	$1,631	$657	$974	$0

Liabilities
Deferred compensation plans	$657	$657	$0	$0

Total liabilities	$657	$657	$0	$0

		Fair Value Measurements at March 31, 2012 Using
	March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$680	$680	$0	$0
Cash surrender value of life insurance policies	917	0	917	0

Total assets	$1,597	$680	$917	$0

Liabilities
Deferred compensation plans	$680	$680	$0	$0

Total liabilities	$680	$680	$0	$0

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the condensed consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

The carrying value of the Company’s note receivable is a reasonable estimate of its fair value as the terms of the note reflect market conditions for similar entities.

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. In making the assessment of impairment, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value. As of June 30, 2012, there were no indications or circumstances indicating that an impairment might exist.

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this standard impacts presentation only, the adoption of ASU 2011-05, as amended by ASU 2011-12, did not an impact the Company’s financial condition, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s financial condition, results of operations and cash flows.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

Approximately 54% of the Company’s prior year sales were attributable to all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products. The Company believes that its all occasion craft, gift card holder, stickers, stationery and memory product lines have higher inherent growth potential due to higher market growth rates. Further, the Company’s all occasion craft, gift card holder, stickers, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.

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

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a showroom in Hong Kong as well as a purchasing office to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last nine fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in the last four fiscal years, the Company has combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate further growth.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. The results of operations for the three month period ended June 30, 2012 and 2011 reflect the historical operations of Cleo Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of goodwill and other intangible and long-lived assets; the valuation of inventory and accounts receivable; income tax accounting; the valuation of stock-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales for the three months ended June 30, 2012 increased 12% to $61,067,000 from $54,569,000 in the three months ended June 30, 2011 primarily due to earlier shipments of all occasion and Halloween products compared to the same quarter in the prior year.

Cost of sales, as a percentage of sales, decreased to 72% in the three months ended June 30, 2012 compared to 74% in the three months ended June 30, 2011 primarily due to lower commodity costs and other input costs.

Selling, general and administrative expenses of $18,570,000 in the three months ended June 30, 2012 decreased from $19,559,000 in the three months ended June 30, 2011 primarily due to reduced payroll and related costs.

Interest income, net was $53,000 in the three months ended June 30, 2012 compared to interest expense, net of $43,000 in the three months ended June 30, 2011. The change was due to interest income received on the note receivable from Impact during the three months ended June 30, 2012. This note receivable was not outstanding in the same period in the prior year.

The loss from continuing operations before income taxes for the three months ended June 30, 2012 was $1,333,000 compared to $5,484,000 in 2011. The decrease in the loss from continuing operations before income taxes for the three months ended June 30, 2012 was primarily due to the impact of higher sales volume and lower payroll related expenses.

Income taxes, as a percentage of income before taxes, were 35% and 37% in the three months ended June 30, 2012 and 2011, respectively.

The loss from discontinued operations, net of tax for the three months ended June 30, 2012 was $37,000 compared to $4,122,000 in 2011, as the primary operating activity of the discontinued operation ceased in December 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had working capital of $160,691,000 and stockholders’ equity of $238,994,000. The increase in inventories and other current liabilities from March 31, 2012 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2013 shipping season. The decrease in stockholders’ equity from March 31, 2012 was primarily attributable to the first quarter net loss, treasury stock repurchases and payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal with approximately 70% of sales recognized in the second and third quarters. The sale of the Cleo Christmas gift wrap portion of Cleo’s business will decrease the Company’s seasonal borrowing needs. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At June 30, 2012, there were no borrowings outstanding under the Company’s revolving credit facility. The Company is in compliance with all financial debt covenants as of June 30, 2012. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of June 30, 2012, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,493	0	0	0	$2,493

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of June 30, 2012, the Company is committed to purchase approximately $586,000 of electric power from a vendor through December 31, 2012. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012. There have been no significant changes to contractual obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 96 employees as of June 30, 2012, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

ACCOUNTING PRONOUNCEMENTS

See Note 10 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected reduction of the Company’s seasonal borrowing needs due to the sale of the Cleo Christmas gift wrap business; the expected amount and timing of future amortization expense; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of Berwick Offray and Paper Magic; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages this risk. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2012 have not materially changed from March 31, 2012 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 101,706 shares were repurchased at an average price of $18.91 in the first quarter of fiscal 2013. As of June 30, 2012, there remained an outstanding authorization to repurchase 123,084 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 through April 30, 2012	17,536	$19.02	17,536	207,254
May 1 through May 31, 2012	72,649	18.91	72,649	134,605
June 1 through June 30, 2012	11,521	18.75	11,521	123,084

Total First Quarter	101,706	$18.91	101,706	123,084

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.
(2)	On October 23, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock (the “Repurchase Program”). As of June 30, 2012, the Company repurchased an aggregate of 376,916 shares pursuant to these Repurchase Programs. An expiration date has not been established for the Repurchase Program.

Item 6.	Exhibits

*Exhibit 3.1 Bylaws of the Company, as amended to date (as last amended June 18, 2012).

Exhibit 10.1 Amendment 2012-1 to CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2012).

Exhibit 10.2 Amendment dated May 22, 2012 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2012).

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

CSS INDUSTRIES, INC.
(Registrant)

Date: August 6, 2012	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief
Executive Officer
(principal executive officer)

Date: August 6, 2012	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and
Chief Financial Officer
(principal financial and accounting officer)