Form 10-Q
period 2012-09-30
CSS INDUSTRIES INC
filed 2012-11-07
CIK 20629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 30, 2012, there were 9,574,918 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Sales	$133,485	$139,725	$194,552	$194,294

Costs and expenses
Cost of sales	92,654	99,663	136,523	140,096
Selling, general and administrative expenses	22,854	23,528	41,424	43,087
Disposition of product line, net	5,798	0	5,798	0
Interest (income) expense, net	(14)	111	(67)	154
Other (income) expense, net	(66)	119	(52)	137

	121,226	123,421	183,626	183,474

Income from continuing operations before income taxes	12,259	16,304	10,926	10,820

Income tax expense	5,419	5,990	4,953	3,953

Income from continuing operations	6,840	10,314	5,973	6,867

Income from discontinued operations, net of tax	81	5,171	44	1,049

Net income	$6,921	$15,485	$6,017	$7,916

Net income per common share:
Basic:
Continuing operations	$0.71	$1.06	$0.62	$0.71
Discontinued operations	$0.01	$0.53	$0	$0.11

Total	$0.72	$1.59	$0.63	$0.81

Net income per common share:
Diluted:
Continuing operations	$0.71	$1.06	$0.62	$0.70
Discontinued operations	$0.01	$0.53	$0	$0.11

Total	$0.72	$1.59	$0.63	$0.81

Weighted average shares outstanding
Basic	9,592	9,741	9,617	9,738

Diluted	9,621	9,747	9,620	9,743

Cash dividends per share of common stock	$0.15	$0.15	$0.30	$0.30

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2012	March 31, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$9,843	$66,135	$614
Accounts receivable, net of allowances of $2,258, $1,764 and $1,984	123,336	45,026	117,522
Inventories	85,177	71,671	91,342
Deferred income taxes	3,810	3,595	3,869
Other current assets	14,297	15,441	16,775
Current assets of discontinued operations	126	183	37,861

Total current assets	236,589	202,051	267,983

Property, plant and equipment, net	28,281	29,582	30,950

Deferred income taxes	219	1,184	4,586

Other assets
Goodwill	14,522	17,233	17,233
Intangible assets, net	28,860	29,689	30,553
Other	6,636	6,825	9,278

Total other assets	50,018	53,747	57,064

Total assets	$315,107	$286,564	$360,583

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$0	$44,200
Accrued customer programs	7,620	3,298	6,801
Other current liabilities	57,378	33,069	54,055
Current liabilities of discontinued operations	724	2,390	9,385

Total current liabilities	65,722	38,757	114,441

Long-term obligations	5,138	4,604	4,603

Stockholders’ equity	244,247	243,203	241,539

Total liabilities and stockholders’ equity	$315,107	$286,564	$360,583

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,017	$7,916

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,879	4,049
Provision for accounts receivable allowances	2,045	2,265
Gain on sale of discontinued operations	0	(5,849)
Deferred tax provision	457	4,450
Stock-based compensation expense	914	956
Loss (gain) on sale or disposal of assets	156	(787)
Reduction of goodwill	2,711	0
Changes in assets and liabilities:
Increase in accounts receivable	(80,454)	(77,376)
Increase in inventory	(14,472)	(22,249)
Decrease (increase) in other assets	225	(2,526)
Increase in other accrued liabilities	29,581	18,443

Total adjustments	(54,958)	(78,624)

Net cash used for operating activities – continuing operations	(48,941)	(70,708)
Net cash used for operating activities – discontinued operations	(1,609)	(18,347)

Net cash used for operating activities	(50,550)	(89,055)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,921)	(1,881)
Proceeds from disposition of product line, net	1,758	0
Proceeds from sale of fixed assets	16	44

Net cash used for investing activities – continuing operations	(147)	(1,837)
Net cash provided by investing activities – discontinued operations	0	2,059

Net cash (used for) provided by investing activities	(147)	222

Cash flows from financing activities:
Payments on long-term obligations	0	(339)
Borrowings on credit facilities	0	51,800
Repayments on credit facilities	0	(7,600)
Dividends paid	(2,878)	(2,922)
Purchase of treasury stock	(2,650)	0
Proceeds from exercise of stock options	192	15
Payments for tax withholding on net restricted stock settlements	(253)	(57)
Tax effect on stock awards	(6)	(27)

Net cash (used for) provided by financing activities – continuing operations	(5,595)	40,870

Net decrease in cash and cash equivalents	(56,292)	(47,963)
Cash and cash equivalents at beginning of period	66,135	48,577

Cash and cash equivalents at end of period	$9,843	$614

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

On September 5, 2012, the Company and its Paper Magic Group, Inc. (“PMG”) subsidiary sold the Halloween portion of PMG’s business and certain PMG assets relating to such business, including certain tangible and intangible assets associated with PMG’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). PMG’s remaining assets, including accounts receivable and inventory, were excluded from the sale. PMG retained the right and obligation to fulfill all customer orders for PMG Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The estimated inventory remaining after the Halloween 2012 season has been reduced to its estimated net realizable value. The purchase price of $2,281,000 was paid to PMG at closing. The Company incurred $523,000 of transaction costs (included within disposition of a product line further discussed in Note 2 to the condensed consolidated financial statements), yielding net proceeds of $1,758,000.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain Cleo assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these unaudited condensed consolidated financial statements include assets, liabilities and cash flows related to Cleo’s Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the three- and six month periods ended September 30, 2012 and 2011, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.

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

Foreign Currency Translation and Transactions

Translation adjustments are recorded in a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other (income) expense, net in the consolidated statements of operations.

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

In connection with the sale of the Halloween portion of PMG’s business on September 5, 2012, a portion of the goodwill associated with the PMG reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the PMG reporting unit. See Note 7 for further information on goodwill and other intangible assets.

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

	September 30, 2012	March 31, 2012	September 30, 2011
Raw material	$10,162	$9,194	$10,232
Work-in-process	11,047	15,470	12,906
Finished goods	63,968	47,007	68,204

	$85,177	$71,671	$91,342

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2012	March 31, 2012	September 30, 2011
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	36,902	37,064	37,645
Machinery, equipment and other	100,206	101,076	101,525

	139,616	140,648	141,678
Less – Accumulated depreciation and amortization	(111,335)	(111,066)	(110,728)

Net property, plant and equipment	$28,281	$29,582	$30,950

Depreciation expense was $1,492,000 and $1,576,000 for the quarters ended September 30, 2012 and 2011, respectively, and was $3,050,000 and $3,194,000 for the six months ended September 30, 2012 and 2011, respectively.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$6,840	$10,314	$5,973	$6,867
Loss from discontinued operations, net of tax	81	5,171	44	1,049

Net income	$6,921	$15,485	$6,017	$7,916

Denominator:
Weighted average shares outstanding for basic income per common share	9,592	9,741	9,617	9,738
Effect of dilutive stock options	29	6	3	5

Adjusted weighted average share outstanding for diluted income per common share	9,621	9,747	9,620	9,743

Basic:
Continuing operations	$0.71	$1.06	$0.62	$0.71
Discontinued operations	$0.01	$0.53	$0	$0.11

Total (1)	$0.72	$1.59	$0.63	$0.81

Diluted:
Continuing operations	$0.71	$1.06	$0.62	$0.70
Discontinued operations	$0.01	$0.53	$0	$0.11

Total (1)	$0.72	$1.59	$0.63	$0.81

(1)	Total net income per share for certain periods does not foot due to rounding.

Options on 264,000 shares and 665,000 shares of common stock were not included in computing diluted net income per common share for the six months ended September 30, 2012 and 2011, respectively, because their effects were antidilutive.

(2)	DISPOSITION OF PRODUCT LINE

On September 5, 2012, the Company and its PMG subsidiary sold the Halloween portion of PMG’s business and certain PMG assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of PMG’s business, to Gemmy. PMG’s remaining assets, including accounts receivable and inventory, were excluded from the sale. PMG retained the right and obligation to fulfill all customer orders for PMG Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The estimated inventory remaining after the Halloween 2012 season has been reduced to its estimated net realizable value. The purchase price of $2,281,000 was paid to PMG at closing. In connection with the sale, the Company recorded charges of $5,368,000 during the second quarter of fiscal 2013 consisting of severance of 49 employees of

$1,282,000, facility closure costs of $1,375,000, professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction) and a non-cash write-down of assets of $1,370,000. Additionally, a portion of the goodwill associated with the PMG reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the PMG reporting unit. There was also a non-cash charge of $966,000 related to the write-down of inventory to net realizable value which was recorded in costs of sales. Net sales of the Halloween business were $19,089,000 and $20,482,000 in the three months ended September 30, 2012 and 2011, respectively, and were $27,930,000 and $27,672,000 in the six months ended September 30, 2012 and 2011, respectively.

During the quarter ended September 30, 2012, the Company made payments and other adjustments of $869,000 primarily for professional fees and costs related to severance. As of September 30, 2012, $2,537,000 of the remaining liability was classified in current liabilities and $592,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015.

(3)	DISCONTINUED OPERATIONS AND RELATED RESTRUCTURING CHARGES

On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee. The Company exited the Memphis facility in December 2011. In connection with this restructuring plan which was completed by March 31, 2012, the Company recorded restructuring charges of $6,749,000 during fiscal 2012 primarily related to severance of 433 employees and facility closure costs. Additionally, there was a non-cash reduction of $177,000 related to severance that was less than originally estimated, which was included in restructuring expenses in fiscal 2012. During the three and six months ended September 30, 2012, the Company made payments of $187,000 and $612,000, respectively, primarily for costs related to severance. Additionally, there was a reduction in the restructuring accrual of $63,000 and $92,000 during the three and six months ended September 30, 2012, respectively, for costs that were less than originally estimated. As of September 30, 2012, the remaining liability of $126,000 was classified in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheet and will be paid through fiscal 2013.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility and Other Costs	Total
Restructuring reserve as of March 31, 2012	$750	$80	$830
Cash paid	(585)	(27)	(612)
Non-cash reductions	(45)	(47)	(92)

Restructuring reserve as of September 30, 2012	$120	$6	$126

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain Cleo assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. As of September 30, 2012, $2,500,000 of this note receivable was recorded in other current assets and $2,500,000 of this note receivable was recorded in other long term assets in the accompanying condensed consolidated balance sheet.

As a result of the sale of its Cleo Christmas gift wrap business, the Company has reported these operations, including operating income of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Operating income (loss) (A)	$56	$2,436	$(30)	$(861)
Exit costs	63	(1,157)	92	(4,199)
Exit costs – equipment sale	0	825	0	825
Gain on sale of business to Impact	0	5,849	0	5,849

Discontinued operations, before income taxes	119	7,953	62	1,614
Income tax expense	38	2,782	18	565

Discontinued operations, net of tax	$81	$5,171	$44	$1,049

(A)	During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,498,000, which was included in cost of sales of the discontinued operations. During the quarter ended September 30, 2011, the Company was able to sell certain of the inventory written down during the quarter ended June 30, 2011 for amounts greater than its adjusted carrying value resulting in higher gross profit of $563,000 of the discontinued operations for the quarter ended September 30, 2011.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the condensed consolidated balance sheet (in thousands):

	September 30, 2012	March 31, 2012	September 30, 2011
Accounts receivable, net	$0	$78	$23,543
Inventories	126	105	13,837
Other current assets	0	0	481

Total assets attributable to discontinued operations	$126	$183	$37,861

Customer programs	$254	$237	$1,095
Restructuring reserve	126	830	1,698
Other current liabilities	344	1,323	6,592

Total liabilities associated with discontinued operations	$724	$2,390	$9,385

(4)	BUSINESS RESTRUCTURING

On March 27, 2012, the Company combined the operations of its Berwick Offray LLC (“Berwick Offray”) and PMG subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. Involuntary termination benefits offered to terminated employees were in accordance with the applicable terms of the Company’s applicable pre-existing severance plans. As part of the restructuring plan, the Company recorded a restructuring reserve of $706,000 related to employee severance charges in the fourth quarter of fiscal 2012. During the three and six months ended September 30, 2012, the Company made payments of $159,000 and $344,000, respectively, for costs related to severance. Additionally, there was a reduction in the restructuring accrual of $11,000 during the six months ended September 30, 2012 for costs that were less than originally estimated. The remaining liability of $235,000 and $590,000 is classified in other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2012 and March 31, 2012, respectively. This amount will be paid in fiscal 2013.

(5)	STOCK-BASED COMPENSATION

2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of September 30, 2012 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all. Market-based restricted stock units (“RSUs”) outstanding at September 30, 2012 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all. Subject to limited exceptions, service-based RSUs outstanding as of September 30, 2012 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.

On May 24, 2011, our Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan. At September 30, 2012, 762,370 shares were available for grant under the 2004 Plan.

The fair value of each market-based stock option and each market-based RSU granted under the above plan for the six months ended September 30, 2012 and 2011 was estimated on the date of grant using Monte Carlo simulation. The fair value of each service-based RSU granted during the six months ended September 30, 2011 was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. There were no service-based RSUs granted during the six months ended September 30, 2012.

The weighted average fair value of stock options granted during the six months ended September 30, 2012 and 2011 was $7.27 and $6.88, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2012 and 2011 was $14.78 and $16.25.

2011 Stock Option Plan for Non-Employee Directors

Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At September 30, 2012, 134,000 shares were available for grant under the 2011 Plan.

As of September 30, 2012, there was $1,589,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2012, there was $2,105,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $504,000 and $493,000 in the quarters ended September 30, 2012 and 2011, respectively, and was $914,000 and $956,000 for the six months ended September 30, 2012 and 2011, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $6,000 was recorded in the three- and six months ended September 30, 2012. A realized gain of $85,000 was recorded in the three- and six months ended September 30, 2011. As of September 30, 2012 and 2011, the notional amount of open foreign currency forward contracts was $5,131,000 and $7,281,000, respectively. The related unrealized loss was $91,000 at September 30, 2012 and the related unrealized gain was $366,000 at September 30, 2011. The Company believes that it does not have significant counterparty credit risks as of September 30, 2012.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of September 30, 2012 and 2011 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	September 30, 2012	September 30, 2011
Foreign currency foreign contracts	Other current liabilities	$91	$0
Foreign currency forward contracts	Other current assets	0	366

(7)	GOODWILL AND INTANGIBLES

The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. In connection with the sale of the Halloween portion of PMG’s business on September 5, 2012, a portion of the goodwill associated with the PMG reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the PMG reporting unit. As the sale of the Halloween portion of PMG’s business was a triggering event, the Company performed an interim impairment test on the goodwill remaining in the PMG reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of PMG’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the PMG reporting unit.

The change in the carrying amount of goodwill for the six months ended September 30, 2012 is as follows (in thousands):

Balance as of March 31, 2012	$17,233
Reduction related to disposition of product line	(2,711)

Balance as of September 30, 2012	$14,522

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2012		March 31, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$0	$12,793	$0	$12,793	$0
Customer relationships	22,057	7,109	22,057	6,358	22,057	5,608
Non-compete	200	200	200	200	200	192
Trademarks	403	228	403	213	403	198
Patents	1,301	357	1,301	294	1,337	239

	$36,754	$7,894	$36,754	$7,065	$36,790	$6,237

Amortization expense related to intangible assets was $415,000 and $427,000 for the quarters ended September 30, 2012 and 2011, respectively, and was $829,000 and $855,000 for the six months ended September 30, 2012 and 2011, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2013 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2013	$829
Fiscal 2014	1,658
Fiscal 2015	1,639
Fiscal 2016	1,638
Fiscal 2017	1,638

(8)	TREASURY STOCK TRANSACTIONS

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 140,183 shares of the Company’s common stock for $2,650,000 during the six months ended September 30, 2012. There were no repurchases of the Company’s common stock by the Company during the six months ended September 30, 2011. On July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company’s common stock. As of September 30, 2012, the Company had 584,607 shares remaining available for repurchase under the Board’s authorization.

(9)	COMMITMENTS AND CONTINGENCIES

CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(10)	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2012.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The

Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2012.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2012.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of September 30, 2012 and 2011 (in thousands):

		Fair Value Measurements at September 30, 2012 Using
	September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$638	$638	$0	$0
Cash surrender value of life insurance policies	930	0	930	0

Total assets	$1,568	$638	$930	$0

Liabilities
Deferred compensation plans	$638	$638	$0	$0
Foreign exchange contracts	91	0	91	0

Total liabilities	$729	$638	$91	$0

		Fair Value Measurements at September 30, 2011 Using
	September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$571	$571	$0	$0
Cash surrender value of life insurance policies	903	0	903	0
Foreign exchange contracts	366	0	366	0

Total assets	$1,840	$571	$1,269	$0

Liabilities
Deferred compensation plans	$571	$571	$0	$0

Total liabilities	$571	$571	$0	$0

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses (included in other current liabilities in the condensed consolidated balance sheet) are reflected at carrying value in the condensed consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments.

The carrying value of the Company’s note receivable (included in other current assets and other assets in the condensed consolidated balance sheet) is a reasonable estimate of its fair value as the terms of the note reflect market conditions for similar entities.

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

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuation uses assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy.

In connection with the sale of the Halloween portion of PMG’s business on September 5, 2012, a portion of the goodwill associated with the PMG reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the PMG reporting unit. As the sale of the Halloween portion of PMG’s business was a triggering event, the Company performed an interim impairment test on the goodwill remaining in the PMG reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of PMG’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the PMG reporting unit. There were no other indications or circumstances indicating that an impairment might exist in regard to the Company’s other nonfinancial assets which are measured at fair value on a nonrecurring basis as of September 30, 2012.

(11)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt the provisions of ASU 2012-02 effective April 1, 2013. The Company does not expect the adoption of ASU 2012-02 to have a material impact on the Company’s future indefinite-lived intangibles impairment tests.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

Approximately 54% of the Company’s prior year sales were attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products.

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

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a showroom in Hong Kong as well as a purchasing office to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last nine fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in the last four fiscal years, the Company has combined the operations of its Berwick Offray LLC (“Berwick Offray”) and Paper Magic Group, Inc. (“PMG”) subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

On September 5, 2012, the Company and its PMG subsidiary sold the Halloween portion of PMG’s business and certain PMG assets relating to such business, including certain tangible and intangible assets associated with PMG’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). PMG’s remaining assets, including accounts receivable and inventory, were excluded from the sale. PMG retained the right and obligation to fulfill all customer orders for PMG Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The purchase price of $2,281,000 was paid to PMG at closing.

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

$2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. The results of operations for the three and six month periods ended September 30, 2012 and 2011 reflect the historical operations of the Cleo Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.

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

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

Sales of $194,552,000 for the six months ended September 30, 2012 were comparable to sales of $194,294,000 in the six months ended September 30, 2011 as higher sales of all occasion products and Christmas ribbons and bows were substantially offset by lower sales of Christmas boxed greeting cards compared to the prior year.

Cost of sales, as a percentage of sales, decreased to 70% in the six months ended September 30, 2012 compared to 72% in the six months ended September 30, 2011. This favorable decrease was primarily due to lower commodity costs and other input costs as well as the mix of product shipped compared to the prior year, partially offset by a write-down of inventory to net realizable value of $966,000 related to the sale of the Halloween portion of PMG’s business.

Selling, general and administrative (“SG&A”) expenses of $41,424,000 in the six months ended September 30, 2012 decreased from $43,087,000 in the six months ended September 30, 2011 primarily due to reduced payroll and related costs.

Disposition of product line, net of $5,798,000 recorded in the six months ended September 30, 2012 primarily relates to costs associated with the sale of the Halloween portion of PMG’s business, including severance of $1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. The Company incurred $523,000 of transaction costs, which is included in the aforementioned professional fees, yielding net proceeds of $1,758,000. A portion of the goodwill associated with the PMG reporting unit was required to be allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. See Note 2 to the condensed consolidated financial statements for further discussion.

Interest income, net was $67,000 in the six months ended September 30, 2012 compared to interest expense, net of $154,000 in the six months ended September 30, 2011. The change was primarily due to lower borrowings levels compared to the prior year and interest income received on the note receivable from Impact (issued by Impact as part of its purchase of the Cleo Christmas wrap business on September 9, 2011).

Income from continuing operations before income taxes for the six months ended September 30, 2012 was $10,926,000 compared to $10,820,000 for the six months ended September 30, 2011 as improved margins and lower SG&A expenses in the current year were offset by the impact of the charges related to the sale of the Halloween portion of PMG’s business.

Income taxes, as a percentage of income before taxes, were 45% and 37% in the six months ended September 30, 2012 and 2011, respectively. The increase in income taxes in the six months ended September 30, 2012 was primarily attributable to a portion of the goodwill reduction being non-deductible for tax purposes.

Income from discontinued operations, net of tax of $44,000 for the six months ended September 30, 2012 reflects pre-tax income of $62,000 related to the Cleo Christmas gift wrap business which was sold on September 9, 2011. Income from discontinued operations, net of tax of $1,049,000 for the six months ended September 30, 2011 includes a pre-tax operating loss of the Cleo Christmas gift wrap business of $861,000; a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s former Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $4,199,000 consisting primarily of staff termination costs and a non-cash write down of inventory to net realizable value.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales for the three months ended September 30, 2012 decreased 4% to $133,485,000 from $139,725,000 in the three months ended September 30, 2011 primarily due to lower sales of Christmas and all occasion boxed greeting cards, partially offset by higher sales of Christmas ribbons and bows compared to the same quarter in the prior year.

Cost of sales, as a percentage of sales, decreased to 69% in the three months ended September 30, 2012 compared to 71% in the three months ended September 30, 2011 primarily due to lower commodity costs and other input costs as well as the mix of product shipped compared to the prior year, partially offset by a write-down of inventory to net realizable value of $966,000 related to the sale of the Halloween portion of PMG’s business.

SG&A expenses of $22,854,000 in the three months ended September 30, 2012 decreased from $23,528,000 in the three months ended September 30, 2011 primarily due to reduced payroll and related costs.

Disposition of a product line, net of $5,798,000 recorded in the three months ended September 30, 2012 primarily relates to costs associated with the sale of the Halloween portion of PMG’s business, including severance of $1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. A portion of the goodwill associated with the PMG reporting unit was required to be allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. See Note 2 to the condensed consolidated financial statements for further discussion.

Interest income, net was $14,000 in the three months ended September 30, 2012 compared to interest expense, net of $111,000 in the three months ended September 30, 2011. The change was primarily due to lower borrowing levels compared to the same quarter in the prior year and interest income received on the note receivable from Impact (issued by Impact as part of its purchase of the Cleo Christmas wrap business on September 9, 2011).

Income from continuing operations before income taxes for the three months ended September 30, 2012 was $12,259,000 compared to $16,304,000 in 2011 as favorable margins and lower SG&A expenses compared to the same quarter in the prior year were offset by the impact of the charges related to the sale of the Halloween portion of PMG’s business, which were recorded in the second quarter of fiscal 2012.

Income taxes, as a percentage of income before taxes, were 44% and 37% in the three months ended September 30, 2012 and 2011, respectively. The increase in income taxes in the three months ended September 30, 2012 was primarily attributable to a portion of the goodwill reduction being non-deductible for tax purposes.

Income from discontinued operations, net of tax for the three months ended September 30, 2012 reflects pre-tax income of $119,000 related to the Cleo Christmas gift wrap business. Income from discontinued operations, net of tax for the three months ended September 30, 2011 includes pre-tax operating income of the Christmas gift wrap business of $2,436,000; a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s former Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $1,157,000 consisting primarily of building occupancy costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had working capital of $170,867,000 and stockholders’ equity of $244,247,000. The increase in accounts receivable from March 31, 2012 reflected seasonal billings of current year Halloween and Christmas accounts receivable, net of current year collections. The increase in inventories and other current liabilities from March 31, 2012 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2013 shipping season. Also contributing to the increase in other current liabilities is the reserve of $2,537,000 related to the sale of the Halloween portion of PMG’s business during the second quarter of fiscal 2012. The decrease in goodwill is due to the reduction of $2,711,000 related to the sale of the Halloween portion of PMG’s business. The increase in stockholders’ equity from March 31, 2012 was primarily attributable to year-to-date net income, partially offset by treasury stock repurchases and payments of cash dividends.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, short-term borrowing needs increase in the second and third quarters, peaking prior to Christmas and dropping thereafter. However, the sale of the Christmas gift wrap portion of Cleo’s business has decreased the Company’s seasonal borrowing needs and the sale of the Halloween portion of PMG’s business will decrease the Company’s future seasonal borrowing needs. Seasonal financing requirements are met under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At September 30, 2012, there were no borrowings outstanding under the Company’s revolving credit facility. The Company is in compliance with all financial debt covenants as of September 30, 2012. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of September 30, 2012, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,493	0	0	0	$2,493

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of September 30, 2012, the Company is committed to purchase approximately $289,000 of electric power from a vendor through December 31, 2012. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012. There have been no significant changes to contractual obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 98 employees as of September 30, 2012, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

ACCOUNTING PRONOUNCEMENTS

See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s estimated future cash expenditures for restructuring charges; the continued consideration by management of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected reduction of the Company’s seasonal borrowing needs due to the sale of the Cleo Christmas gift wrap business and PMG Halloween business; the expected amount and timing of future amortization expense; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of Berwick Offray and PMG; risks associated with the Company’s sale of the Halloween portion of its PMG business during the second quarter of fiscal 2013; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls and customs laws; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages this risk. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2012 have not materially changed from March 31, 2012 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 38,477 shares were repurchased at an average price of $18.89 in the second quarter of fiscal 2013. As of September 30, 2012, there remained an outstanding authorization to repurchase 584,607 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 through July 31, 2012	20,121	$18.86	20,121	602,963
August 1 through August 31, 2012	14,519	18.90	14,519	588,444
September 1 through September 30, 2012	3,837	19.02	3,837	584,607

Total Second Quarter	38,477	$18.89	38,477	584,607

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.
(2)	On October 23, 2008 and July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 and 500,000 shares, respectively, of the Company’s common stock (the “Repurchase Program”). As of September 30, 2012, the Company repurchased an aggregate of 415,393 shares pursuant to this Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

*Exhibit 3.1 Bylaws of the Company, as amended to date (as last amended September 25, 2012).

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

CSS INDUSTRIES, INC.
(Registrant)

Date: November 7, 2012	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief
Executive Officer
(principal executive officer)

Date: November 7, 2012	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and
Chief Financial Officer
(principal financial and accounting officer)