Form 10-Q
period 2012-12-31
CSS INDUSTRIES INC
filed 2013-02-06
CIK 20629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 1, 2013, there were 9,467,140 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Sales	$116,020	$129,240	$310,572	$323,534

Costs and expenses
Cost of sales	78,407	87,662	214,930	227,758
Selling, general and administrative expenses	20,510	22,446	61,934	65,533
Disposition of product line, net	0	0	5,798	0
Interest (income) expense, net	(1)	73	(68)	227
Other expense, net	85	202	33	339

	99,001	110,383	282,627	293,857

Income from continuing operations before income taxes	17,019	18,857	27,945	29,677

Income tax expense	5,419	6,748	10,372	10,701

Income from continuing operations	11,600	12,109	17,573	18,976
Income (loss) from discontinued operations, net of tax	11	(1,131)	55	(82)

Net income	$11,611	$10,978	$17,628	$18,894

Net income (loss) per common share:
Basic:
Continuing operations	$1.21	$1.25	$1.83	$1.95
Discontinued operations	$0.00	$(0.12)	$0.01	$(0.01)

Total	$1.22	$1.13	$1.84	$1.94

Net income (loss) per common share:
Diluted:
Continuing operations	$1.21	$1.24	$1.83	$1.95
Discontinued operations	$0.00	$(0.12)	$0.01	$(0.01)

Total	$1.22	$1.13	$1.84	$1.94

Weighted average shares outstanding
Basic	9,548	9,723	9,594	9,733

Diluted	9,554	9,732	9,597	9,739

Cash dividends per share of common stock	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	March 31,	December 31,
	2012	2012	2011
Assets
Current assets
Cash and cash equivalents	$53,347	$66,135	$10,489
Accounts receivable, net of allowances of $3,408, $1,764 and $2,811	94,445	45,026	107,808
Inventories	66,087	71,671	74,005
Deferred income taxes	4,834	3,595	3,751
Other current assets	13,704	15,441	13,529
Current assets of discontinued operations	0	183	13,900

Total current assets	232,417	202,051	223,482

Property, plant and equipment, net	28,164	29,582	30,138

Deferred income taxes	195	1,184	4,633

Other assets
Goodwill	14,522	17,233	17,233
Intangible assets, net	28,446	29,689	30,129
Other	7,046	6,825	9,316

Total other assets	50,014	53,747	56,678

Total assets	$310,790	$286,564	$314,931

Liabilities and Stockholders’ Equity
Current liabilities
Accrued customer programs	$7,089	$3,298	$6,149
Other current liabilities	45,717	33,069	47,757
Current liabilities of discontinued operations	499	2,390	5,680

Total current liabilities	53,305	38,757	59,586

Long-term obligations	5,020	4,604	4,556

Stockholders’ equity	252,465	243,203	250,789

Total liabilities and stockholders’ equity	$310,790	$286,564	$314,931

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$17,628	$18,894

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,757	5,878
Provision for accounts receivable allowances	4,027	3,928
Gain on sale of discontinued operations	0	(5,849)
Deferred tax (benefit) provision	(689)	4,521
Stock-based compensation expense	1,314	1,386
Loss (gain) on sale or disposal of assets	157	(776)
Reduction of goodwill from disposition of product line	2,711	0
Changes in assets and liabilities:
Increase in accounts receivable	(53,546)	(69,325)
Decrease (increase) in inventory	4,617	(4,912)
Decrease in other assets	411	680
Increase in other accrued liabilities	17,270	11,485

Total adjustments	(17,971)	(52,984)

Net cash used for operating activities—continuing operations	(343)	(34,090)
Net cash (used for) provided by operating activities—discontinued operations	(1,709)	1,932

Net cash used for operating activities	(2,052)	(32,158)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,269)	(2,489)
Proceeds from disposition of product line, net	1,758	0
Proceeds from sale of fixed assets	16	48

Net cash used for investing activities—continuing operations	(1,495)	(2,441)
Net cash provided by investing activities—discontinued operations	0	2,036

Net cash used for investing activities	(1,495)	(405)

Cash flows from financing activities:
Payments on long-term obligations	0	(376)
Borrowings on credit facilities	0	74,270
Repayments on credit facilities	0	(74,270)
Dividends paid	(4,310)	(4,378)
Purchase of treasury stock	(4,864)	(742)
Proceeds from exercise of stock options	192	58
Payments for tax withholding on net restricted stock settlements	(253)	(60)
Tax effect on stock awards	(6)	(27)

Net cash used for financing activities – continuing operations	(9,241)	(5,525)

Net decrease in cash and cash equivalents	(12,788)	(38,088)
Cash and cash equivalents at beginning of period	66,135	48,577

Cash and cash equivalents at end of period	$53,347	$10,489

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

On September 5, 2012, the Company and its Paper Magic Group, Inc. (“PMG”) subsidiary sold the Halloween portion of PMG’s business and certain PMG assets relating to such business, including certain tangible and intangible assets associated with PMG’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). PMG’s remaining assets, including accounts receivable and inventory, were excluded from the sale. PMG retained the right and obligation to fulfill all customer orders for PMG Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The inventory remaining after the Halloween 2012 season has been reduced to its estimated net realizable value. The purchase price of $2,281,000 was paid to PMG at closing. The Company incurred $523,000 of transaction costs (included within disposition of a product line further discussed in Note 2 to the condensed consolidated financial statements), yielding net proceeds of $1,758,000.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain Cleo assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these unaudited condensed consolidated financial statements include assets, liabilities and cash flows related to Cleo’s Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the three and nine month periods ended December 31, 2012 and 2011, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.

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

Nature of Business

CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal and all occasion social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.

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

	December 31,	March 31,	December 31,
	2012	2012	2011
Raw material	$9,665	$9,194	$9,593
Work-in-process	11,351	15,470	11,731
Finished goods	45,071	47,007	52,681

	$66,087	$71,671	$74,005

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31,	March 31,	December 31,
	2012	2012	2011
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	37,185	37,064	37,103
Machinery, equipment and other	101,172	101,076	101,644

	140,865	140,648	141,255
Less—Accumulated depreciation and amortization	(112,701)	(111,066)	(111,117)

Net property, plant and equipment	$28,164	$29,582	$30,138

Depreciation expense was $1,464,000 and $1,405,000 for the quarters ended December 31, 2012 and 2011, respectively, and was $4,514,000 and $4,599,000 for the nine months ended December 31, 2012 and 2011, respectively.

Income Tax Valuation Allowance

During the quarter ended December 31, 2012, the Company released valuation allowances of $775,000 related to state net operating loss carryforwards which resulted in a tax benefit for the quarter. There was no such reversal of valuation allowances in the comparable quarter ended December 31, 2011.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended December 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$11,600	$12,109	$17,573	$18,976
Income (loss) from discontinued operations, net of tax	11	(1,131)	55	(82)

Net income	$11,611	$10,978	$17,628	$18,894

Denominator:
Weighted average shares outstanding for basic income per common share	9,548	9,723	9,594	9,733
Effect of dilutive stock options	6	9	3	6

Adjusted weighted average share outstanding for diluted income per common share	9,554	9,732	9,597	9,739

Basic:
Continuing operations	$1.21	$1.25	$1.83	$1.95
Discontinued operations	$0.00	$(0.12)	$0.01	$(0.01)

Total (1)	$1.22	$1.13	$1.84	$1.94

Diluted:
Continuing operations	$1.21	$1.24	$1.83	$1.95
Discontinued operations	$0.00	$(0.12)	$0.01	$(0.01)

Total (1)	$1.22	$1.13	$1.84	$1.94

(1)	Total net income per share for certain periods does not foot due to rounding.

Options on 151,000 shares and 385,000 shares of common stock were not included in computing diluted net income per common share for the nine months ended December 31, 2012 and 2011, respectively, because their effects were antidilutive.

(2) DISPOSITION OF PRODUCT LINE

On September 5, 2012, the Company and its PMG subsidiary sold the Halloween portion of PMG’s business and certain PMG assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of PMG’s business, to Gemmy. PMG’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. PMG retained the right and obligation to fulfill all customer orders for PMG Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The inventory remaining after the Halloween 2012 season has been reduced to its estimated net realizable value. The purchase price of $2,281,000 was paid to PMG at closing. In connection with the sale, the Company recorded charges of $5,368,000 during the second quarter of fiscal 2013 consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000, professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction) and a non-cash write-down of assets of $1,370,000. Additionally, a portion of the goodwill associated with the PMG reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the PMG reporting unit. There was also a non-cash charge of $966,000 related to the write-down of inventory to net realizable value which was recorded in cost of sales. Net sales of the Halloween business were $1,415,000 and $1,046,000 in the three months ended December 31, 2012 and 2011, respectively, and were $29,345,000 and $28,718,000 in the nine months ended December 31, 2012 and 2011, respectively.

During the three and nine months ended December 31, 2012, the Company made payments related to the restructuring of $630,000 and $1,417,000, respectively, and other adjustments of $82,000 in the second quarter of fiscal 2013. As of December 31, 2012, $2,037,000 of the remaining liability was classified in current liabilities and $462,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Costs	Professional Fees and Other Costs	Total
Initial restructuring reserve	$1,282	$1,375	$1,341	$3,998
Cash paid	(495)	(152)	(770)	(1,417)
Non-cash adjustments	(56)	9	(35)	(82)

Restructuring reserve as of December 31, 2012	$731	$1,232	$536	$2,499

(3) DISCONTINUED OPERATIONS AND RELATED RESTRUCTURING CHARGES

On May 24, 2011, the Company approved a plan to close its Cleo manufacturing facility located in Memphis, Tennessee. The Company exited the Memphis facility in December 2011. In connection with this restructuring plan, which was completed by March 31, 2012, the Company recorded restructuring charges of $6,749,000 during fiscal 2012 primarily related to severance of 433 employees and facility closure costs. Additionally, there was a non-cash reduction of $177,000 related to severance that was less than originally estimated, which was included in restructuring expenses in fiscal 2012. During the three and nine months ended December 31, 2012, the Company made payments of $81,000 and $693,000, respectively, primarily for costs related to severance. Additionally, there was a reduction in the restructuring accrual of $92,000 during the nine months ended December 31, 2012 for costs that were less than originally estimated. As of December 31, 2012, the remaining liability of $45,000 was classified in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheet and will be paid through fiscal 2013.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility and Other Costs	Total
Restructuring reserve as of March 31, 2012	$750	$80	$830
Cash paid	(663)	(30)	(693)
Non-cash adjustments	(45)	(47)	(92)

Restructuring reserve as of December 31, 2012	$42	$3	$45

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain Cleo assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. As of December 31, 2012, $2,500,000 of this note receivable was recorded in other current assets and $2,500,000 of this note receivable was recorded in other long term assets in the accompanying condensed consolidated balance sheet. The Company subsequently received a $2,500,000 principal payment on January 23, 2013 in advance of the March 1, 2013 due date.

As a result of the sale of its Cleo Christmas gift wrap business, the Company has reported these operations, including operating income (loss) of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Operating income (loss) (A)	$22	$544	$(8)	$(317)
Exit costs	0	(2,286)	92	(6,485)
Exit costs – equipment sale	0	0	0	825
Gain on sale of business to Impact	0	0	0	5,849

Discontinued operations, before income taxes	22	(1,742)	84	(128)
Income tax expense (benefit)	11	(611)	29	(46)

Discontinued operations, net of tax	$11	$(1,131)	$55	$(82)

(A)	During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,498,000, which was included in cost of sales of the discontinued operations. During the quarter ended September 30, 2011, the Company was able to sell certain of the inventory written down during the quarter ended June 30, 2011 for amounts greater than its adjusted carrying value resulting in higher gross profit of $563,000 of the discontinued operations for the quarter ended September 30, 2011.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the condensed consolidated balance sheet (in thousands):

	December 31, 2012	March 31, 2012	December 31, 2011
Accounts receivable, net	$0	$78	$13,543
Inventories	0	105	131
Other current assets	0	0	226

Total assets attributable to discontinued operations	$0	$183	$13,900

Accrued customer programs	$179	$237	$701
Restructuring reserve	45	830	1,738
Other current liabilities	275	1,323	3,241

Total liabilities associated with discontinued operations	$499	$2,390	$5,680

(4) BUSINESS RESTRUCTURING

On March 27, 2012, the Company combined the operations of its Berwick Offray LLC (“Berwick Offray”) and PMG subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. Involuntary termination benefits offered to terminated employees were in accordance with the applicable terms of the Company’s applicable pre-existing severance plans. As part of the restructuring plan, the Company recorded a restructuring reserve of $706,000 related to employee severance charges in the fourth quarter of fiscal 2012. Also during the fourth quarter of fiscal 2012, the Company made payments of $117,000 for costs related to severance. During the three and nine months ended December 31, 2012, the Company made payments of $103,000 and $447,000, respectively, for costs related to severance. Additionally, there was a reduction in the restructuring accrual of $11,000 during the nine months ended December 31, 2012 for costs that were less than originally estimated. The remaining liability of $132,000 and $590,000 is classified in other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2012 and March 31, 2012, respectively. This amount will be paid in fiscal 2013.

(5) STOCK-BASED COMPENSATION

2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of December 31, 2012 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all. Market-based restricted stock units (“RSUs”) outstanding at December 31, 2012 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all. Subject to limited exceptions, service-based RSUs outstanding as of December 31, 2012 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.

On May 24, 2011, our Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan. At December 31, 2012, 771,623 shares were available for grant under the 2004 Plan.

The fair value of each market-based stock option and each market-based RSU granted under the above plan for the nine months ended December 31, 2012 and 2011 was estimated on the date of grant using Monte Carlo simulation. The fair value of each service-based RSU granted during the nine months ended December 31, 2011 was estimated on the day of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.

The weighted average fair value of stock options granted during the nine months ended December 31, 2012 and 2011 was $7.30 and $6.87, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2012 and 2011 was $14.78 and $16.25.

2011 Stock Option Plan for Non-Employee Directors

Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 2012, 114,000 shares were available for grant under the 2011 Plan.

The fair value of each stock option granted under the above plans was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Nine Months
	Ended December 31,
	2012	2011
Expected dividend yield at time of grant	2.92%	3.21%
Expected stock price volatility	54%	54%
Risk-free interest rate	0.61%	2.14%
Expected life of option (in years)	5.0	5.1

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

As of December 31, 2012, there was $1,463,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years. As of December 31, 2012, there was $1,747,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $400,000 and $430,000 in the quarters ended December 31, 2012 and 2011, respectively, and was $1,314,000 and $1,386,000 for the nine months ended December 31, 2012 and 2011, respectively.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized losses of $50,000 and $56,000 were recorded in the three and nine months ended December 31, 2012. Realized gains of $38,000 and $123,000 were recorded in the three and nine months ended December 31, 2011. As of December 31, 2012 and 2011, the notional amount of open foreign currency forward contracts was $5,230,000 and $3,599,000, respectively. The related unrealized loss was $13,000 at December 31, 2012 and the related unrealized gain was $17,000 at December 31, 2011. The Company believes that it does not have significant counterparty credit risks as of December 31, 2012.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet as of December 31, 2012 and 2011 (in thousands):

	Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	December 31, 2012	December 31, 2011
Foreign currency forward contracts	Other current liabilities	$13	$0
Foreign currency forward contracts	Other current assets	0	17

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

The change in the carrying amount of goodwill for the nine months ended December 31, 2012 is as follows (in thousands):

Balance as of March 31, 2012	$17,233
Reduction related to disposition of product line	(2,711)

Balance as of December 31, 2012	$14,522

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2012		March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$0	$12,793	$0	$12,793	$0
Customer relationships	22,057	7,484	22,057	6,358	22,057	5,984
Non-compete	0	0	200	200	200	200
Trademarks	403	235	403	213	403	205
Patents	1,301	389	1,301	294	1,337	272

	$36,554	$8,108	$36,754	$7,065	$36,790	$6,661

Amortization expense related to intangible assets was $414,000 and $424,000 for the quarters ended December 31, 2012 and 2011, respectively, and was $1,243,000 and $1,279,000 for the nine months ended December 31, 2012 and 2011, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2013 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2013	$415
Fiscal 2014	1,658
Fiscal 2015	1,639
Fiscal 2016	1,638
Fiscal 2017	1,638

(8) TREASURY STOCK TRANSACTIONS

On December 11, 2012, the Company purchased, under the Company’s stock repurchase program, an aggregate 80,000 shares of its common stock from a trust established by a director of the Company. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of four independent, disinterested directors. The price of $20.00 per share was less than the fair market value of a share of the Company’s common stock on the date of the transaction. The Special Committee unanimously authorized the purchase. The total amount of this transaction was $1,600,000.

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) during the nine months ended December 31, 2012 and repurchased 40,523 shares of the Company’s common stock for $742,000 during the nine months ended December 31, 2011. On July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company’s common stock. As of December 31, 2012, the Company had 473,610 shares remaining available for repurchase under the Board’s authorization.

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

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2012.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2012.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2012.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$633	$633	$0	$0
Cash surrender value of life insurance policies	937	0	937	0

Total assets	$1,570	$633	$937	$0

Liabilities
Deferred compensation plans	$633	$633	$0	$0
Foreign exchange contracts	13	0	13	0

Total liabilities	$646	$633	$13	$0

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$617	$617	$0	$0
Cash surrender value of life insurance policies	910	0	910	0
Foreign exchange contracts	17	0	17	0

Total assets	$1,544	$617	$927	$0

Liabilities
Deferred compensation plans	$617	$617	$0	$0

Total liabilities	$617	$617	$0	$0

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

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuations use assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy.

In connection with the sale of the Halloween portion of PMG’s business on September 5, 2012, a portion of the goodwill associated with the PMG reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the PMG reporting unit. As the sale of the Halloween portion of PMG’s business was a triggering event, the Company performed an interim impairment test on the goodwill remaining in the PMG reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of PMG’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the PMG reporting unit. There were no other indications or circumstances indicating that an impairment might exist in regard to the Company’s other nonfinancial assets which are measured at fair value on a nonrecurring basis as of December 31, 2012.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this standard impacts presentation only, the adoption of ASU 2011-05, as amended by ASU 2011-12, did not impact the Company’s financial condition, results of operations and cash flows.

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and International Financial Reporting Standards, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s financial condition, results of operations and cash flows.

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

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last nine fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in the last four fiscal years, the Company has combined the operations of its Berwick Offray LLC (“Berwick Offray”) and Paper Magic Group, Inc. (“PMG”) subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

On September 5, 2012, the Company and its PMG subsidiary sold the Halloween portion of PMG’s business and certain PMG assets relating to such business, including certain tangible and intangible assets associated with PMG’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). PMG’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. PMG retained the right and obligation to fulfill all customer orders for PMG Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The purchase price of $2,281,000 was paid to PMG at closing.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of Cleo’s assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid to Cleo in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and the $500,000 principal payment due on March 1, 2012 were paid when due. Subsequent to the quarter ended December 31, 2012, the Company also received a $2,500,000 principal payment on January 23, 2013 in advance of the March 1, 2013 due date. The results of operations for the three and nine month periods ended December 31, 2012 and 2011 reflect the historical operations of the Cleo Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.

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

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

Sales for the nine months ended December 31, 2012 decreased 4% to $310,572,000 from $323,534,000 in the nine months ended December 31, 2011 primarily due to lower sales of Christmas boxed greeting cards, ribbons and bows, partially offset by the earlier timing of Valentine shipments compared to the prior year and higher sales of gift card holders.

Cost of sales, as a percentage of sales, decreased to 69% in the nine months ended December 31, 2012 compared to 70% in the nine months ended December 31, 2011. This favorable decrease was primarily due to manufacturing efficiencies and lower commodity and freight costs compared to the prior year, partially offset by a write-down of inventory to net realizable value of $966,000 related to the sale of the Halloween portion of PMG’s business.

Selling, general and administrative (“SG&A”) expenses of $61,934,000 in the nine months ended December 31, 2012 decreased from $65,533,000 in the nine months ended December 31, 2011 primarily due to reduced payroll and related costs.

Disposition of product line, net of $5,798,000 recorded in the nine months ended December 31, 2012 primarily relates to costs associated with the sale of the Halloween portion of PMG’s business, including severance of $1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. The Company incurred $523,000 of transaction costs, which is included in the aforementioned professional fees, yielding net proceeds of $1,758,000. A portion of the goodwill associated with the PMG reporting unit was required to be allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the PMG reporting unit. See Note 2 to the condensed consolidated financial statements for further discussion.

Interest income, net was $68,000 in the nine months ended December 31, 2012 compared to interest expense, net of $227,000 in the nine months ended December 31, 2011. The change was primarily due to there being no borrowings under the Company’s revolving credit facility in the current year versus the prior year (during which the Company had borrowings) and interest income received on the note receivable from Impact (issued by Impact as part of its purchase of the Cleo Christmas wrap business on September 9, 2011).

Income from continuing operations before income taxes for the nine months ended December 31, 2012 was $27,945,000 compared to $29,677,000 for the nine months ended December 31, 2011 as improved margins and lower SG&A expenses in the current year were offset by the impact of lower sales volume and the charges related to the sale of the Halloween portion of PMG’s business.

Income taxes, as a percentage of income before taxes, were 37% and 36% in the nine months ended December 31, 2012 and 2011, respectively. The increase in income taxes in the nine months ended December 31, 2012 was primarily attributable to a portion of the goodwill reduction being non-deductible for tax purposes, partially offset by the release of a valuation allowance related to state net operating loss carryforwards.

Income from discontinued operations, net of tax of $55,000 for the nine months ended December 31, 2012 reflects pre-tax income of $84,000 related to the Cleo Christmas gift wrap business which was sold on September 9, 2011. The loss from discontinued operations, net of tax of $82,000 for the nine months ended December 31, 2011 includes a pre-tax operating loss of the Cleo Christmas gift wrap business of $317,000 which includes a non-cash write-down of inventory to net realizable value; a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s former Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $6,485,000 consisting primarily of facility and staff termination costs.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Sales for the three months ended December 31, 2012 decreased 10% to $116,020,000 from $129,240,000 in the three months ended December 31, 2011 primarily due to lower sales of Christmas products, partially offset by the earlier timing of Valentine shipments compared to the prior year.

Cost of sales, as a percentage of sales, were 68% in the three months ended December 31, 2012 and 2011.

SG&A expenses of $20,510,000 in the three months ended December 31, 2012 decreased from $22,446,000 in the three months ended December 31, 2011 primarily due to reduced payroll and related costs.

Interest income, net was $1,000 in the three months ended December 31, 2012 compared to interest expense, net of $73,000 in the three months ended December 31, 2011. The change was primarily due to there being no borrowings under the Company’s revolving credit facility in the third quarter of fiscal 2013 versus the same quarter in the prior year (during which the Company had borrowings).

Income from continuing operations before income taxes for the three months ended December 31, 2012 was $17,019,000 compared to $18,857,000 in 2011 primarily due to the impact of lower sales volume, partially offset by favorable margins and lower SG&A expenses compared to the same quarter in the prior year.

Income taxes, as a percentage of income before taxes, were 32% and 36% in the three months ended December 31, 2012 and 2011, respectively. The decrease in income taxes in the three months ended December 31, 2012 was primarily attributable to the release of a valuation allowance related to state net operating loss carryforwards.

Income from discontinued operations, net of tax for the three months ended December 31, 2012 reflects pre-tax income of $22,000 related to the Cleo Christmas gift wrap business. The loss from discontinued operations, net of tax for the three months ended December 31, 2011 includes pre-tax operating income of the Christmas gift wrap business of $544,000 and pre-tax exit costs of $2,286,000 consisting primarily of facility and staff termination costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had working capital of $179,112,000 and stockholders’ equity of $252,465,000. Operating activities of continuing operations used net cash of $343,000 during the nine months ended December 31, 2012 compared to $34,090,000 in the nine months ended December 31, 2011. Net cash used for operating activities from continuing operations during the nine months ended December 31, 2012 reflects our working capital requirements which resulted in an increase in accounts receivable of $53,546,000 due to seasonal billings of current year Christmas accounts receivable, net of current year collections, offset by an increase in other accrued liabilities of $17,270,000 due to increased accruals for income taxes, royalties and sales commissions. Also contributing to the increase in other current liabilities is the reserve of $2,037,000 related to the sale of the Halloween portion of PMG’s business during the second quarter of fiscal 2013. Included in net income for the nine months ended December 31, 2012 were non-cash charges for depreciation and amortization of $5,757,000, a reduction in goodwill of $2,711,000 related to the sale of the Halloween portion of PMG’s business, and share-based compensation of $1,314,000. Net cash used for operating activities from continuing operations during the nine months ended December 31, 2011 reflects our working capital requirements which resulted in an increase in accounts receivable of $69,325,000 due to seasonal billings of prior year Christmas accounts receivable, net of prior year collections, offset by an increase in other accrued liabilities of $11,485,000 due to increased accruals for income taxes, royalties, sales commissions, incentive compensation and freight. Included in net income for the nine months ended December 31, 2011 were non-cash charges for depreciation and amortization of $5,878,000, a pre-tax gain of $5,849,000 related to the sale of the Cleo Christmas gift wrap business and certain of Cleo’s assets to Impact, and share-based compensation of $1,386,000.

Our investing activities of continuing operations used net cash of $1,495,000 in the nine months ended December 31, 2012, consisting primarily of capital expenditures of $3,269,000, partially offset by net proceeds of $1,758,000 from the sale of the Halloween portion of PMG’s business. In the nine months ended December 31, 2011, our investing activities consisted primarily of capital expenditures of $2,489,000.

Our financing activities used net cash of $9,241,000 in the nine months ended December 31, 2012, consisting primarily of payments of cash dividends of $4,310,000 and purchases of treasury stock of $4,864,000. In the nine months ended December 31, 2011, financing activities used net cash of $5,525,000, consisting primarily of payments of cash dividends of $4,378,000 and purchases of treasury stock of $742,000.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. However, the sale of the Christmas gift wrap portion of Cleo’s business has decreased the Company’s seasonal working capital and the sale of the Halloween portion of PMG’s business will decrease the Company’s future seasonal working capital. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal working capital and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. At December 31, 2012, there were no borrowings outstanding under the Company’s revolving credit facility. The Company is in compliance with all financial debt covenants as of December 31, 2012. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of December 31, 2012, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,493	0	0	0	$2,493

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of December 31, 2012, the Company is committed to purchase approximately $705,000 of electric power from a vendor through December 31, 2013. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012. There have been no significant changes to contractual obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 103 employees as of December 31, 2012, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

ACCOUNTING PRONOUNCEMENTS

See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s estimated future cash expenditures for restructuring charges; the continued consideration by management of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected reduction of the Company’s seasonal borrowing needs due to the sale of the Cleo Christmas gift wrap business and PMG Halloween business; the expected amount and timing of future amortization expense; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of Berwick Offray and PMG; risks associated with the Company’s sale of the Halloween portion of its PMG business during the second quarter of fiscal 2013; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages this risk. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2012 have not materially changed from March 31, 2012 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Vice President – Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 30, 2012, CSS issued options to purchase 20,000 shares of its common stock ($.10 par value) to the non-employee members of the Board of Directors of CSS pursuant to CSS’ 2011 Stock Option Plan for Non-Employee Directors (the “2011 Plan”). The 2011 Plan provides for the automatic issuance of an option to purchase 4,000 shares of CSS common stock to each non-employee director of CSS on the last trading day of November of each year from 2011 to 2015. In accordance with the automatic grant provisions of the 2011 Plan, each of the options granted on November 30, 2012: (i) has an exercise price of $20.52 per share, the closing price for shares of CSS common stock on the date of the grant; (ii) becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter; and (iii) expires five years after the date of grant. No consideration is required to be paid to the Company in connection with the issuance of options under the 2011 Plan, and none was received.

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

Share Repurchase Program

A total of 110,997 shares were repurchased at an average price of $19.94 in the third quarter of fiscal 2013. As of December 31, 2012, there remained an outstanding authorization to repurchase 473,610 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
October 1 through October 31, 2012	3,219	(1)	$19.03	3,219	581,388
November 1 through November 30, 2012	27,778	(1)	19.89	27,778	553,610
December 1 through December 31, 2012	80,000	(2)	20.00	80,000	473,610

Total Third Quarter	110,997		$19.94	110,997	473,610

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.
(2)	On December 11, 2012, the Company purchased an aggregate 80,000 shares of its common stock from a trust established by a director of the Company. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of four independent, disinterested directors. The Special Committee unanimously authorized the purchase. The total amount of this transaction was $1,600,000.
(3)	On October 23, 2008 and July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 and 500,000 shares, respectively, of the Company’s common stock (the “Repurchase Program”). As of December 31, 2012, the Company repurchased an aggregate of 526,390 shares pursuant to this Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

Exhibit 3.1	Bylaws of CSS Industries, Inc., amended and restated as of December 4, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

Exhibit 10.1	Employment Agreement between Jack Farber and CSS Industries, Inc. dated December 5, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a- 14(a) under the Securities Exchange Act of 1934.

*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: February 6, 2013	By:	/s/ Christopher J. Munyan

Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: February 6, 2013	By:	/s/ Vincent A. Paccapaniccia

Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)