Form 10-K
period 2013-03-31
CSS INDUSTRIES INC
filed 2013-05-31
CIK 20629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is $181,700,429. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2012, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant and by the Farber Family Foundation, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2013 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

At May 23, 2013, there were outstanding 9,488,500 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Part I

Item 1. Business.

General

CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, tissue paper, decorations, classroom exchange Valentines, floral accessories, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other gift items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Paper Magic Group, Inc. (“Paper Magic”), Berwick Offray LLC (“Berwick Offray”) and C.R. Gibson, LLC (“C.R. Gibson”).

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2013 refers to the fiscal year ended March 31, 2013.

On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000.

On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and principal payments due as of March 31, 2013 were paid timely. Additionally, in the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of March 31, 2013, the note receivable balance of $500,000 was recorded in other current assets in the accompanying consolidated balance sheet. This transaction resulted in a pre-tax gain of $5,849,000 in fiscal 2012. As part of the approved plan to close its manufacturing facility located in Memphis, Tennessee, the Company incurred pre-tax expenses of $8,141,000 during fiscal 2012, of which $706,000 is recorded in continuing operations (see Note 3 to the consolidated financial statements) and $7,435,000 is recorded in discontinued operations (see Note 2 to the consolidated financial statements). The results of operations for the years ended March 31, 2013, 2012 and 2011 reflect the historical operations of the Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.

The Company’s goal is to expand by developing new or complementary products, by entering new markets and by acquiring companies that are complementary with its existing operating businesses.

Principal Products CSS designs and markets decorative ribbons and bows, all occasion boxed greeting cards, gift wrap, gift bags, gift boxes, gift card holders, decorative and waxed tissue, decorative films and foils, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, floral accessories and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores. CSS also designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include decorative ribbons and bows, boxed greeting cards, gift tags, gift bags, gift boxes, gift card holders, tissue paper and decorations. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products.

Key brands include Paper Magic®, Berwick®, Offray®, C.R. Gibson®, Markings®, Creative Papers®, Tapestry®, Seastone®, Dudley’s®, Eureka®, Learning Playground® and Stickerfitti®.

CSS operates ten manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama and Texas. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•	Boxed greeting cards are produced by Asian manufacturers to our specifications. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Easter egg dye products are manufactured in Asia to specific formulae by contract manufacturers who meet regulatory requirements for the formularization and packaging of such products. Domestically distributed products are warehoused in a distribution facility in Pennsylvania.

•	Ribbons and bows are primarily manufactured and warehoused in seven facilities located in Pennsylvania, Maryland, South Carolina and Texas. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or imported from Mexico and Asia. Imported woven products are either narrow woven or converted from bulk rolls of wide width textiles. Domestic woven products are narrow woven.

•	Memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Florence, Alabama.

•	Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in facilities located in New Hampshire or imported from Mexico. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Pennsylvania.

Other products including, but not limited to, decorative tissue paper, all occasion gift wrap, gift tags, gift bags, gift boxes, gift card holders, classroom exchange Valentine products, Easter products, decorations and school products are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2013 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.

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

Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in Moosic, PA; Dallas, TX; Atlanta, GA; Las Vegas, NV and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 13% of total net sales, respectively, during fiscal 2013. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2013. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 60% of our sales in our 2013 fiscal year. Approximately 56% of the Company’s sales are all occasion with the remainder attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products. During fiscal 2013, net sales of the Halloween business, sold on September 5, 2012, were $30,914,000. Excluding Halloween sales, which will not be recurring in the future, approximately 61% of the Company’s sales are all occasion. Approximately 29% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by C.R. Gibson’s key account representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.

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

Employees

At May 23, 2013, approximately 1,200 persons were employed by CSS (increasing to approximately 1,600 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 100 employees as of May 17, 2013, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

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

Approximately 56% of our sales are all occasion with the remainder attributable to seasonal (Christmas, Halloween, Valentine’s Day and Easter) products. During fiscal 2013, net sales of the Halloween business, sold on September 5, 2012, were $30,914,000. Excluding Halloween sales, which will not be recurring in the future, approximately 61% of the Company’s sales are all occasion. Approximately 29% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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

A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 13% of our sales, respectively, during our 2013 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2013. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 60% of our sales in our 2013 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, with one or more of our large customers, including without limitation a loss or significant reduction in sales resulting from our failure or inability to comply with one or more of any of our customers’ sourcing requirements, may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

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

For a large portion of our product lines, particularly our Christmas boxed greeting cards, gift bags, gift tags, gift boxes, gift card holders, decorative tissue paper, classroom exchange Valentines, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 64% of our sales in fiscal 2013 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control (including without limitation risks associated with defective products), enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.

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

Many of our largest customers are national and regional retail chains. The retail channel in the United States has experienced significant shifts in market share among competitors in recent years, including as a result of the emergence of e-commerce retailers. In addition, leveraged buyouts of certain large retailers in recent years have left these companies with significant levels of debt. Furthermore, economic activity declines in the United States and other regions of the world in recent years caused reduced, delayed or foregone consumer spending, declines in asset valuations, fluctuations in currency exchange rates, volatility in securities prices, and increased difficulty and costs associated with obtaining financing and capital needed by retailers to operate their businesses. Any current or future economic slowdown, slow economic recovery, or uncertain economic outlook could further adversely affect our key customers. Our business, results of operations and financial condition may be adversely affected if, as a result of these factors, our customers file for bankruptcy protection and/or cease doing business, significantly reduce the number of stores they operate, significantly reduce their purchases from us, do not pay us for their purchases, or if their payments to us are delayed because of bankruptcy or other factors beyond our control.

Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.

Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war, fuel prices, consumer demand for our products based upon, among other things, consumer trends and the availability of alternative products, and consumer confidence in future economic conditions. A decline in economic activity in the United States or other regions of the world, a slow economic recovery, or an uncertain outlook, in addition to adversely affecting our customers, could adversely affect our business, results of operations and financial condition because of, among other things, reduced consumer spending on discretionary items, including our products. We also routinely utilize new artwork, designs or licensed intellectual property in connection with our products, and our inability to design, select, procure, maintain or sell consumer-desired artwork, designs or licensed intellectual property could adversely affect the demand for our products, which could adversely affect our business, results of operations and financial condition.

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

Our business, results of operations and financial condition may be adversely affected if we fail to extend or renegotiate our collective bargaining contract with our labor union, or if our unionized employees were to engage in a strike, or other work stoppage.

Approximately 100 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland are represented by a labor union. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2014. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreement. If we fail to extend or renegotiate our collective bargaining agreement, if disputes with our union arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

Employee benefit costs may adversely affect our business, results of operations and financial condition.

We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as healthcare costs of our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because of the undeterminable future impact of federal healthcare legislation on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.

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

We regularly evaluate the efficiency, productivity and competitiveness of our business, including our competitiveness within our product categories. As part of such review, we also regularly evaluate the efficiency and productivity of our production and distribution facilities. In fiscal 2013, we sold the Halloween portion of our Paper Magic business. In fiscal 2012, we sold the Christmas gift wrap portion of our Cleo business and closed our former gift wrap manufacturing facility that was located in Memphis, Tennessee. If we decide to divest a portion of our business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestiture successfully, timely or on commercially reasonable terms. If we decide to close a portion of our business, we cannot be sure of the effect such closure would have on the productivity or effectiveness of the remaining portions of our business, including our ongoing relationships with suppliers and customers, or of the expected success, timing or costs relating to such closure. Activities associated with any divestiture or closure may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. Based on the factors described above, future decisions to divest or close any portion of our business may adversely affect our business, results of operations and financial condition.

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

We rely upon our IT infrastructure to operate our business. If we suffer damage, interruption, or impairment of our IT infrastructure resulting from human error, theft, vandalism, fire, flood, power loss, telecommunications failure, terrorist attacks, a computer virus or a malfunction of an IT application, we could experience substantial operational issues, including loss of data or information, misuse of data or information by a third party, unanticipated increases in costs, disruption of operations or business interruption. Our inability to successfully manage our IT infrastructure could adversely affect our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

	Use	Approximate Square Feet
Location		Owned	Leased
Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	451,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Batesburg, SC	Manufacturing	229,000	—
El Paso, TX	Distribution	—	100,000
Florence, AL	Distribution	—	180,000
Milford, NH	Manufacturing	—	58,000

Total		1,305,000	789,000

The Company also owns a former manufacturing facility aggregating approximately 253,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating approximately 201,000 square feet for various marketing and administrative purposes, including approximately 9,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2013 and fiscal 2012.

Fiscal 2013			Dividends Declared
	High	Low
First Quarter	$20.55	$18.43	$.15
Second Quarter	20.97	18.06	.15
Third Quarter	21.89	18.81	.15
Fourth Quarter	25.97	21.80	.15

Fiscal 2012			Dividends Declared
	High	Low
First Quarter	$21.00	$16.36	$.15
Second Quarter	21.24	14.98	.15
Third Quarter	21.98	16.21	.15
Fourth Quarter	22.40	18.36	.15

At May 23, 2013, there were approximately 3,320 holders of the Company’s common stock and there were no shares of preferred stock outstanding.

The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph

The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2008 through March 31, 2013, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2008 and reinvestment of all dividends).

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

Item 6. Selected Financial Data.

	Years Ended March 31,
	2013	2012	2011(a) (b)	2010(a) (c)	2009(a)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$364,193	$384,663	$383,660	$375,711	$397,163
Income (loss) from continuing operations before income taxes	22,637	25,245	26,841	(23,585)	23,160
Income (loss) from continuing operations	15,588	16,229	17,194	(18,984)	15,156
Income (loss) from discontinued operations, net of tax	(361)	(559)	(11,583)	(4,755)	1,830
Net income (loss)	15,227	15,670	5,611	(23,739)	16,986
Net income (loss) per common share:
Basic:
Continuing operations	$1.63	$1.67	$1.77	$(1.97)	$1.53

Discontinued operations	$(.04)	$(.06)	$(1.19)	$(.49)	$.18

Total	$1.59	$1.61	$.58	$(2.46)	$1.71

Diluted:
Continuing operations	$1.63	$1.67	$1.77	$(1.97)	$1.52

Discontinued operations	$(.04)	$(.06)	$(1.19)	$(.49)	$.18

Total	$1.59	$1.61	$.58	$(2.46)	$1.70

Balance Sheet Data:
Working capital	$175,057	$163,294	$145,814	$130,897	$114,371
Total assets	289,180	286,564	286,923	281,762	322,259
Current portion of long-term debt	—	—	66	481	10,479
Long-term debt	—	—	—	66	485
Stockholders’ equity	248,978	243,203	235,659	233,045	259,254
Cash dividends declared per common share	$.60	$.60	$.60	$.60	$.60

(a)	Statement of Operations and Balance Sheet data for 2011, 2010, and 2009 has been adjusted to reclassify the results of operations of the Christmas gift wrap business to discontinued operations.
(b)	In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of tangible assets in its former Cleo manufacturing facility that was located in Memphis, Tennessee (of which $10,738,000 is recorded in discontinued operations and $313,000 is recorded in continuing operations). The foregoing impairment charge was partially offset by a $3,965,000 tax benefit (of which $3,853,000 is recorded in discontinued operations and $112,000 is recorded in continuing operations).
(c)	In the fourth quarter of fiscal 2010, the Company recorded a non-cash pre-tax impairment charge of $44,315,000 due to a full impairment of goodwill in two of its reporting units, C.R. Gibson, LLC and BOC Design Group (consisting of Berwick Offray LLC and Cleo Inc), and partial impairments of tradenames used by such entities. The foregoing impairment charge was partially offset by an $11,692,000 tax benefit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000.

On September 9, 2011, the Company sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and principal payments due as of March 31, 2013 were paid timely. Additionally, in the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of March 31, 2013, the note receivable balance of $500,000 was recorded in other current assets in the accompanying consolidated balance sheet. This transaction resulted in a pre-tax gain of $5,849,000 in fiscal 2012. In the fourth quarter of fiscal 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of tangible assets in its former Cleo manufacturing facility that was located in Memphis, Tennessee (of which $10,738,000 is recorded in discontinued operations and $313,000 is recorded in continuing operations). In addition, as part of the Company’s plan to close its manufacturing facility located in Memphis, Tennessee, the Company incurred pre-tax expenses of $8,141,000 during fiscal 2012, of which $706,000 is recorded in continuing operations (see Note 3 to the consolidated financial statements) and $7,435,000 is recorded in discontinued operations (see Note 2 to the consolidated financial statements). The results of operations for the years ended March 31, 2013, 2012 and 2011 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.

Approximately 56% of the Company’s sales are attributable to all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day, Easter and Halloween) products. During fiscal 2013, net sales of the Halloween business, sold on September 5, 2012, were $30,914,000. Excluding Halloween sales, which will not be recurring in the future, approximately 61% of the Company’s sales are all occasion. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years, and the Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, ribbon and bow, gift tissue and gift bag lines. In addition, both seasonal and all occasion sales declines were further exacerbated as the current economic downturn resulted in slowness or reductions in order patterns by our customers.

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

The Company believes that its all occasion craft, gift card holder, stickers, stationery and memory product lines have higher inherent growth potential due to higher market growth rates. Further, the Company’s stickers, stationery and floral product lines have higher inherent growth potential due to CSS’ relatively low current market share. The Company continues to pursue sales growth in these and other areas.

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

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Consolidated net sales for fiscal 2013 decreased to $364,193,000 from $384,663,000 in fiscal 2012. The decrease in net sales was primarily due to lower sales of Christmas boxed greeting cards, ribbons and bows, partially offset by higher sales of gift card holders.

Cost of sales, as a percentage of net sales, was 70% in fiscal 2013 and 71% in 2012. This favorable decrease was primarily due to manufacturing efficiencies and lower commodity and freight costs compared to the prior year, partially offset by a write-down of inventory to net realizable value of $1,266,000 related to the sale of the Halloween portion of Paper Magic’s business.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, was 22% in fiscal 2013 and 2012.

Disposition of product line, net of $5,798,000 recorded in fiscal 2013 primarily relates to costs associated with the sale of the Halloween portion of Paper Magic’s business, including severance of $1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. The Company incurred $523,000 of transaction costs, which is included in the aforementioned professional fees, yielding net proceeds of $1,758,000. A portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. See Note 4 to the consolidated financial statements for further discussion.

Interest income, net was $51,000 in fiscal 2013 compared to interest expense, net of $195,000 in fiscal 2012. The change was primarily due to there being no borrowings under the Company’s revolving credit facility in fiscal 2013 versus the prior year (during which the Company had borrowings) and interest income received on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas wrap business on September 9, 2011).

Income from continuing operations before income taxes was $22,637,000, or 6% of net sales, in fiscal 2013 compared to $25,245,000, or 7% of net sales, in fiscal 2012 as improved margins and lower SG&A expenses in the current year were offset by the impact of lower sales volume and the charges related to the sale of the Halloween portion of Paper Magic’s business.

Income taxes, as a percentage of income from continuing operations before income taxes, were 31% in fiscal 2013 and 36% in 2012. The decrease in income taxes in fiscal 2013 was primarily attributable to the release of valuation allowances related to state net operating loss carryforwards and lower federal and state income taxes, partially offset by a portion of the goodwill reduction being non-deductible for tax purposes.

The loss from discontinued operations, net of tax for the fiscal year ended March 31, 2013 was $361,000 compared to $559,000 in fiscal 2012. The loss from discontinued operations, net of tax of $361,000 for the fiscal year ended March 31, 2013 reflects pre-tax income of $89,000 related to the Christmas gift wrap business which was sold on September 9, 2011 offset by income tax expense of $450,000. The loss from discontinued operations, net of tax, of $559,000 for the fiscal year ended March 31, 2012 includes: a pre-tax operating loss of the Christmas gift wrap business of $903,000, which includes a non-cash write-down of inventory to net realizable value; a pre-tax gain of $5,849,000 related to the sale of the Christmas gift wrap business and certain of Cleo’s assets to Impact; pre-tax proceeds of $825,000 related to the sale of the remaining equipment located in Cleo’s former Memphis, Tennessee manufacturing facility to a third party; and pre-tax exit costs of $6,572,000 consisting primarily of facility and staff termination costs. See further discussion in Notes 1 and 2 to the consolidated financial statements.

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

SG&A expenses was 22% in fiscal 2012 and 23% in fiscal 2011. The decrease in SG&A expenses was primarily due to lower payroll related expenses.

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

Liquidity and Capital Resources

At March 31, 2013 and 2012, the Company had working capital of $175,057,000 and $163,294,000, respectively, and stockholders’ equity of $248,978,000 and $243,203,000, respectively. Operating activities of continuing operations provided net cash of $31,428,000 in fiscal 2013 compared to $13,410,000 in fiscal 2012 and $18,869,000 in fiscal 2011. Net cash provided by operating activities from continuing operations in fiscal 2013 reflects our working capital requirements which resulted in a decrease in inventory of $8,106,000, an increase in accrued expenses and long-term obligations of $1,802,000 and an increase in accrued income taxes of $1,290,000, offset by a decrease in accounts payable of $4,073,000 and an increase in accounts receivable of $2,952,000. Included in fiscal 2013 net income were non-cash charges for depreciation and amortization of $7,594,000, a reduction in goodwill of $2,711,000 related to the sale of the Halloween portion of PMG’s business, and share-based compensation of $1,783,000. Net cash provided by operating activities from continuing operations in fiscal 2012 reflects our working capital requirements which resulted in an increase in accrued expenses and long-term obligations of $1,188,000, offset by an increase in accounts receivable of $7,499,000, an increase in inventories of $2,578,000 and a decrease in accounts payable of $7,541,000. Included in fiscal 2012 net income were non-cash charges for depreciation and amortization of $7,880,000 and share-based compensation of $1,683,000. Net cash provided by operating activities from continuing operations in fiscal 2011 reflects our working capital requirements which resulted in an increase in accounts payable of $8,736,000 and a decrease in other assets of $1,814,000, offset by an increase in accounts receivable of $3,139,000, an increase in inventories of $7,247,000 and a decrease in accrued expenses and long-term obligations of $2,085,000. Included in fiscal 2011 net income were non-cash charges for depreciation and amortization of $9,358,000 and share-based compensation of $1,938,000.

Our investing activities of continuing operations used net cash of $2,719,000 in fiscal 2013, consisting primarily of capital expenditures of $4,494,000, partially offset by net proceeds of $1,758,000 from the sale of the Halloween portion of Paper Magic’s business. In fiscal 2012, our investing activities consisted primarily of capital expenditures of $3,532,000 and in fiscal 2011, our investing activities consisted of capital expenditures of $2,893,000.

Our financing activities used net cash of $10,671,000 in fiscal 2013, consisting primarily of payments of cash dividends of $5,731,000 and purchases of treasury stock of $4,864,000. In fiscal 2012, financing activities used net cash of $7,272,000, consisting primarily of payments of cash dividends of $5,837,000 and purchases of treasury stock of $1,648,000. In fiscal 2011, financing activities used net cash of $5,583,000, consisting primarily of payments of cash dividends of $5,823,000.

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

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) in fiscal 2013. There were repurchases of 88,210 shares of the Company’s common stock for $1,648,000 in fiscal 2012 and no repurchases during fiscal 2011. As of March 31, 2013, the Company had 473,610 shares remaining available for repurchase under the Board’s authorization.

The Company relies primarily on cash generated from its operations and seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. However, the sale of the Christmas gift wrap portion of Cleo’s business has decreased the Company’s seasonal working capital, and the sale of the Halloween portion of Paper Magic’s business will decrease the Company’s future seasonal working capital. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the agreement. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. For information concerning this credit facility, see Note 10 to the consolidated financial statements. At March 31, 2013, there were no borrowings outstanding under the Company’s revolving credit facility.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2013, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total
Operating leases	$5,237	$5,663	$1,357	$172	$12,429
Other long-term obligations (1)	282	1,586	434	1,095	3,397
Purchase obligation (2)	525	0	0	0	525
Royalty obligations (3)	222	403	0	0	625

	$6,266	$7,652	$1,791	$1,267	$16,976

(1)

Other long-term obligations consist primarily of postretirement medical liabilities, deferred compensation arrangements and Seastone royalty earn-out. Future timing of payments for other long-term obligations is estimated by management.

(2)

The Company is committed to purchase approximately $525,000 of electric power from a vendor over a one year term. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements.

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

As of March 31, 2013, the Company’s other commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total
Letters of credit	$2,393	$0	$0	$0	$2,393

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers’ compensation claims. The Company has no financial guarantees or other similar arrangements with any third parties or related parties other than its subsidiaries.

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

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. While some customers are granted return rights as part of their sales program, customers generally do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company is generally not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company endeavors to mitigate its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and will consider purchasing credit insurance when warranted in management’s judgment and available on terms that management deems satisfactory. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customers’ creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements. Customer account balances are charged off against the allowance reserve after reasonable means of collection have been exhausted and the potential for recovery is considered unlikely.

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

Goodwill, Other Intangibles and Long-Lived Assets

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. Goodwill is subject to an assessment for impairment which must be performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment. The guidance became effective for the Company at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would still be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and a terminal value projected for each reporting unit. The income approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported. The adoption of this updated authoritative guidance had no impact on the Company’s Consolidated Financial Statements. The Company performs its required annual assessment as of the fiscal year end. Changes to our judgments regarding assumptions and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

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

In connection with the sale of the Halloween portion of Paper Magic’s business on September 5, 2012, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. See Note 5 to the consolidated financial statements for further discussion.

In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2013 and 2012, the fair value of all goodwill, other intangible assets and long-lived assets reflected on the Company’s consolidated balance sheets as of March 31, 2013 and 2012 was in excess of the carrying value and no impairment was recorded. In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company recorded a non-cash pre-tax impairment charge of $11,051,000 primarily due to a full impairment of the tangible assets relating to its former Cleo manufacturing facility that was located in Memphis, Tennessee ($10,738,000 of this charge is included in the results of discontinued operations and $313,000 is recorded in continuing operations for the year ended March 31, 2011). See Notes 1 and 2 to the consolidated financial statements for further discussion. The fair value of all goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of March 31, 2011 was in excess of the carrying value. See Note 5 to the consolidated financial statements for further discussion.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense or benefit (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant and equipment, and valuation of inventories. Temporary differences and operating loss and credit carryforwards result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase (decrease) such allowance in a period, we would record additional tax expense (benefit) in the accompanying consolidated statements of operations. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

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

The Company uses the Black-Scholes option valuation model to value service-based stock options and uses Monte Carlo simulation to value performance-based stock options and restricted stock units. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different. The Company recognizes compensation expense over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).

Accounting Pronouncements

See Note 15 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s goals of expanding and growing by developing new or complementary products, aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner, pursuing acquisitions, entering new markets, and acquiring other companies and businesses; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the Company’s anticipation that quarterly cash dividends will continue to be paid in the future; the expected future impact of legal proceedings; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; the amount of cash expenditures the Company expects to incur through fiscal 2016 in connection with the sale of the Paper Magic Halloween business; the expected reduction of the Company’s seasonal working capital needs due to the sale of the Paper Magic Halloween business; the expected amount and timing of future amortization expense; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of Berwick Offray and Paper Magic; risks associated with the Company’s sale of the Halloween portion of its Paper Magic business; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.

Interest Rate Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company’s variable rate line of credit in effect during fiscal 2013, a change in the London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. However, the Company had no borrowings under its credit facility during fiscal 2013. Based on an average cash balance of $45,237,000 for the year ended March 31, 2013, a 1% increase or decrease in interest rates would have increased or decreased annual interest income by approximately $452,000.

Foreign Currency Risk

Approximately 2% of the Company’s sales in fiscal 2013 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8. Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSS Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

May 31, 2013

Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,108	$66,135
Accounts receivable, net of allowances of $2,009 and $1,764	43,133	45,026
Inventories	62,598	71,671
Deferred income taxes	4,520	3,595
Other current assets	13,073	15,441
Current assets of discontinued operations	2	183

Total current assets	210,434	202,051

NET PROPERTY, PLANT AND EQUIPMENT	27,956	29,582

DEFERRED INCOME TAXES	3,974	1,184

OTHER ASSETS
Goodwill	14,522	17,233
Intangible assets, net of accumulated amortization of $8,511 and $7,065	28,004	29,689
Other	4,290	6,825

Total other assets	46,816	53,747

Total assets	$289,180	$286,564

	March 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,200	$17,273
Accrued income taxes	1,214	220
Accrued payroll and other compensation	8,393	7,841
Accrued customer programs	4,015	3,298
Accrued other expenses	7,911	7,735
Current liabilities of discontinued operations	644	2,390

Total current liabilities	35,377	38,757

LONG-TERM OBLIGATIONS	4,825	4,604

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	0	0
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2013 and 2012	1,470	1,470
Additional paid-in capital	49,884	50,383
Retained earnings	338,464	328,921
Accumulated other comprehensive income, net of tax	(40)	(25)
Common stock in treasury, 5,235,312 and 5,023,916 shares, at cost	(140,800)	(137,546)

Total stockholders’ equity	248,978	243,203

Total liabilities and stockholders’ equity	$289,180	$286,564

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Years Ended March 31,
	2013	2012	2011
Net sales	$364,193	$384,663	$383,660

Costs and expenses
Cost of sales	255,102	273,213	269,082
Selling, general and administrative expenses	80,619	85,698	86,198
Disposition of product line, net	5,798	0	0
Impairment of tangible assets	0	0	313
Interest (income) expense, net	(51)	195	1,348
Other expense (income), net	88	312	(122)

	341,556	359,418	356,819

Income from continuing operations before income taxes	22,637	25,245	26,841
Income tax expense	7,049	9,016	9,647

Income from continuing operations	15,588	16,229	17,194
Loss from discontinued operations, net of tax	(361)	(559)	(11,583)

Net income	$15,227	$15,670	$5,611

NET INCOME (LOSS) PER COMMON SHARE
Basic:
Continuing operations	$1.63	$1.67	$1.77

Discontinued operations	$(.04)	$(.06)	$(1.19)

Total	$1.59	$1.61	$.58

Diluted:
Continuing operations	$1.63	$1.67	$1.77

Discontinued operations	$(.04)	$(.06)	$(1.19)

Total	$1.59	$1.61	$.58

Weighted average shares outstanding
Basic	9,562	9,728	9,703

Diluted	9,568	9,732	9,715

Comprehensive income:
Net income	$15,227	$15,670	$5,611
Foreign currency translation adjustment	0	1	2
Postretirement medical plan, net of tax	(15)	(19)	65

Comprehensive income	$15,212	$15,652	$5,678

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$15,227	$15,670	$5,611
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	7,594	7,880	9,358
Impairment of tangible assets	0	0	313
Reduction of goodwill from disposition of product line	2,711	0	0
Gain on sale of discontinued operations	0	(5,849)	0
Provision for accounts receivable allowances	4,746	4,884	5,163
Deferred tax (benefit) provision	(4,257)	5,552	(1,336)
Loss (gain) on sale or disposal of assets	155	(784)	17
Share-based compensation expense	1,783	1,683	1,938
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,952)	(7,499)	(3,139)
Decrease (increase) in inventories	8,106	(2,578)	(7,247)
(Increase) decrease in other assets	(704)	757	1,814
(Decrease) increase in accounts payable	(4,073)	(7,541)	8,736
Increase (decrease) in accrued income taxes	1,290	47	(274)
Increase (decrease) in accrued expenses and long-term obligations	1,802	1,188	(2,085)

Net cash provided by operating activities-continuing operations	31,428	13,410	18,869
Net cash (used for) provided by operating activities-discontinued operations	(1,565)	12,386	11,829

Net cash provided by operating activities	29,863	25,796	30,698

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,494)	(3,532)	(2,893)
Proceeds from disposition of product line, net	1,758	0	0
Proceeds from sale of assets	17	57	0

Net cash used for investing activities-continuing operations	(2,719)	(3,475)	(2,893)
Net cash provided by (used for) investing activities-discontinued operations	4,500	2,509	(491)

Net cash provided by (used for) investing activities	1,781	(966)	(3,384)

Cash flows from financing activities:
Payments on long-term debt obligations	0	(66)	(481)
Borrowings on notes payable	0	74,270	309,075
Payments on notes payable	0	(74,270)	(309,075)
Payment of financing transaction costs	0	0	(100)
Dividends paid	(5,731)	(5,837)	(5,823)
Purchase of treasury stock	(4,864)	(1,648)	0
Proceeds from exercise of stock options	192	365	743
Payments for tax withholding on net restricted stock settlements	(262)	(60)	0
Tax effect of stock awards	(6)	(26)	78

Net cash used for financing activities	(10,671)	(7,272)	(5,583)

Net increase in cash and cash equivalents	20,973	17,558	21,731
Cash and cash equivalents at beginning of period	66,135	48,577	26,846

Cash and cash equivalents at end of period	$87,108	$66,135	$48,577

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
BALANCE, MARCH 31, 2010	0	$0	14,703,084	$1,470	$49,295	$321,510	$(74)	(5,027,306)	$(139,156)	$233,045
Tax benefit associated with exercise of stock options	—	—	—	—	78	—	—	—	—	78
Share-based compensation expense	—	—	—	—	1,938	—	—	—	—	1,938
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(1,274)	—	57,627	2,017	743
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,823)	—	—	—	(5,823)
Postretirement medical plan, net of tax	—	—	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	5,611	—	—	—	5,611

BALANCE, MARCH 31, 2011	0	0	14,703,084	1,470	51,311	320,024	(7)	(4,969,679)	(137,139)	235,659
Share-based compensation expense	—	—	—	—	1,683	—	—	—	—	1,683
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(562)	—	26,478	927	365
Issuance of common stock under equity plan	—	—	—	—	—	(374)	—	7,495	314	(60)
Purchase of treasury shares	—	—	—	—	—	—	—	(88,210)	(1,648)	(1,648)
Tax effect of stock awards	—	—	—	—	(26)	—	—	—	—	(26)
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(2,585)	—	—	—	—	(2,585)
Foreign currency translation adjustment	—	—	—	—	—	—	1	—	—	1
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,837)	—	—	—	(5,837)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	15,670	—	—	—	15,670

BALANCE, MARCH 31, 2012	0	0	14,703,084	1,470	50,383	328,921	(25)	(5,023,916)	(137,546)	243,203
Adjustment (see Note 7)	—	—	—	—	(1,727)	1,727	0	0	0	0
Share-based compensation expense	—	—	—	—	1,783	0	0	0	0	1,783
Issuance of common stock upon exercise of stock options	—	—	—	—	0	(193)	0	11,000	385	192
Issuance of common stock under equity plan	—	—	—	—	0	(1,487)	0	28,784	1,225	(262)
Purchase of treasury shares	—	—	—	—	0	0	0	(251,180)	(4,864)	(4,864)
Tax effect of stock awards	—	—	—	—	(6)	0	0	0	0	(6)
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(549)	0	0	0	0	(549)
Cash dividends ($.60 per common share)	—	—	—	—	0	(5,731)	0	0	0	(5,731)
Postretirement medical plan, net of tax	—	—	—	—	0	0	(15)	0	0	(15)
Net income	—	—	—	—	0	15,227	0	0	0	15,227

BALANCE, MARCH 31, 2013	0	$0	14,703,084	$1,470	$49,884	$338,464	$(40)	(5,235,312)	$(140,800)	$248,978

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these consolidated financial statements include assets, liabilities and cash flows related to the Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the years ended March 31, 2013, 2012 and 2011 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussions in this annual report are presented on the basis of continuing operations, unless otherwise noted.

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2013 refers to the fiscal year ended March 31, 2013.

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

On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The inventory remaining after the Halloween 2012 season has been reduced to its estimated net realizable value. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of a product line further discussed in Note 2 to the consolidated financial statements), yielding net proceeds of $1,758,000.

Approximately 100 of its 1,200 employees (increasing to approximately 1,600 as seasonal employees are added) are represented by a labor union. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2014.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year classification.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to revenue recognition, the valuation of inventory and accounts receivable, the assessment of the recoverability of goodwill and other intangible and long-lived assets, income tax accounting, the valuation of share-based awards and resolution of litigation and other proceedings. Actual results could differ from these estimates.

Accounts Receivable

The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. With some exceptions, customers do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company generally is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers utilizing established credit limits and purchasing credit insurance when appropriate and available on terms satisfactory to the Company. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customers’ creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements. Customer account balances are charged off against the allowance reserve after reasonable means of collection have been exhausted and the potential for recovery is considered unlikely.

Inventories

The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $641,000 and $930,000 at March 31, 2013 and 2012, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $851,000 and $858,000 at March 31, 2013 and 2012, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2013	2012
Raw material	$8,116	$9,194
Work-in-process	14,687	15,470
Finished goods	39,795	47,007

	$62,598	$71,671

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2013	2012
Land	$2,508	$2,508
Buildings, leasehold interests and improvements	37,007	37,064
Machinery, equipment and other	101,916	101,076

	141,431	140,648
Less – Accumulated depreciation and amortization	(113,475)	(111,066)

Net property, plant and equipment	$27,956	$29,582

Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years

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

As of March 31, 2012, the Company leased $1,125,000 of computer equipment under capital leases and the total accumulated amortization related to such leases was $1,125,000. The amortization of capitalized assets is included in depreciation expense. The Company maintained no leased assets as of March 31, 2013. Depreciation expense was $5,948,000, $6,197,000 and $7,652,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets including Goodwill, Other Intangible Assets and Property, Plant and Equipment

When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. Goodwill is subject to an assessment for impairment which must be performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment. The guidance became effective for the Company at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would still be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and a terminal value projected for each reporting unit. The income approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit.

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

Long-lived assets (including property, plant and equipment), except for goodwill and indefinite lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.

In the fourth quarter of each of fiscal 2013, 2012 and 2011, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. The Company determined that no impairment of intangible assets existed in fiscal 2013, in fiscal 2012 or in fiscal 2011.

In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company evaluated the recoverability of the long-lived asset group primarily related to the gift wrap manufacturing and distribution facility. The Company considered the indicators that led to this test which included projected future operating and cash flow losses as well as various options available to the Company. The Company used a dual approach to determine the fair value of the Cleo asset group, including both a market approach and an income approach, using a weighted average of various scenarios. As a result of this analysis, it was determined that the fair value of the Cleo asset group was less than the carrying value. This resulted in a non-cash pre-tax impairment charge of $10,738,000, which was recorded in the fourth quarter of fiscal 2011. This charge is included in the results of discontinued operations for the year ended March 31, 2011. Additionally, the Company recorded a non-cash pre-tax impairment charge of $313,000 due to an impairment of certain tangible assets of its Paper Magic asset group. This charge is included in the results of continuing operations for the year ended March 31, 2011. The Company determined that no impairment existed in fiscal 2013 or 2012.

In connection with the sale of the Halloween portion of Paper Magic’s business on September 5, 2012, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. See Note 5 for further discussion.

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

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. Realized losses of $40,000 were recorded in the fiscal year ended March 31, 2013 and realized gains of $193,000 were recorded in the fiscal year ended March 31, 2012. As of March 31, 2013, the notional amount of open foreign currency forward contracts was $187,000 and the related unrealized loss was $17,000. There were no open foreign currency forward exchange contracts as of March 31, 2012.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s consolidated balance sheet as of March 31, 2013 and 2012 (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet	Fair Value as of March 31,
	Location	2013	2012
Foreign currency forward contracts	Other current liabilities	$17	$0

Interest (Income) Expense

Interest income was $342,000, $223,000 and $16,000 in the years ending March 31, 2013, 2012 and 2011, respectively. Interest expense was $291,000, $418,000 and $1,364,000 in the years ending March 31, 2013, 2012 and 2011, respectively.

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

The Company recognizes the impact of an uncertain tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. See Note 9 for further discussion.

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

Product development costs capitalized as of March 31, 2013 and 2012 were $3,481,000 and $4,628,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $6,785,000, $8,222,000 and $6,964,000 was recognized in the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Company uses the Black-Scholes option valuation model and Monte Carlo simulation to value employee stock options and restricted stock units. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different. The Company recognizes compensation cost over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2013, 2012 and 2011.

	For the Years Ended March 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$15,588	$16,229	$17,194
Loss from discontinued operations, net of tax	(361)	(559)	(11,583)

Net income	$15,227	$15,670	$5,611

Denominator:
Weighted average shares outstanding for basic income per common share	9,562	9,728	9,703
Effect of dilutive stock options	6	4	12

Adjusted weighted average shares outstanding for diluted income per common share	9,568	9,732	9,715

Basic:
Continuing operations	$1.63	$1.67	$1.77

Discontinued operations	$(.04)	$(.06)	$(1.19)

Total	$1.59	$1.61	$.58

Diluted:
Continuing operations	$1.63	$1.67	$1.77

Discontinued operations	$(.04)	$(.06)	$(1.19)

Total	$1.59	$1.61	$.58

Options on 182,000 shares, 343,000 shares, and 705,000 shares of common stock were not included in computing diluted net income per common share for the years ended March 31, 2013, 2012 and 2011, respectively, because their effects were antidilutive.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2013	2012	2011
	(in thousands)
Cash paid during the year for:
Interest	$245	$383	$1,058

Income taxes	$9,770	$2,665	$2,705

(2) DISCONTINUED OPERATIONS AND RELATED RESTRUCTURING CHARGES

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

In connection with this restructuring plan which was completed by March 31, 2012, the Company recorded restructuring charges of $6,749,000 during fiscal 2012 primarily related to severance of 433 employees as well as facility costs. Additionally, there was a non-cash reduction of $177,000 related to severance that was less than originally estimated, which was included in restructuring expenses in fiscal 2012. The Company paid $884,000 in cash during fiscal 2012 relating to this plan which was expensed in fiscal 2011. Payments of $735,000, primarily for severance, were made in the year ended March 31, 2013. These payments represent the final restructuring payments. Additionally, there was a reduction in the restructuring accrual of $95,000 during the year ended March 31, 2013 for costs that were less than originally estimated. In fiscal 2012, the Company sold most of the remaining equipment located in Cleo’s Memphis, Tennessee manufacturing facility to a third party for $825,000. The Company received these proceeds during fiscal 2012.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility and Other Costs	Total
Restructuring charges – fiscal 2012	$4,091	$2,658	$6,749
Cash paid – fiscal 2012	(3,164)	(2,578)	(5,742)
Non-cash adjustments – fiscal 2012	(177)	0	(177)

Restructuring reserve as of March 31, 2012	750	80	830
Cash paid – fiscal 2013	(705)	(30)	(735)
Non-cash adjustments – fiscal 2013	(45)	(50)	(95)

Restructuring reserve as of March 31, 2013	$0	$0	$0

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest payments to date and principal payment due through March 31, 2013 were paid timely. Additionally, in the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of March 31, 2013, the note receivable balance of $500,000 was recorded in other current assets in the accompanying consolidated balance sheet. This transaction resulted in a pre-tax gain of $5,849,000 in fiscal 2012. During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $10,738,000 as it determined that the fair value of the Cleo asset group was less than the carrying value.

As a result of the sale of its Christmas gift wrap business, the Company has reported these operations, including the operating income of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Years Ended March 31,
	2013	2012	2011
Operating income (loss) (A)	$(6)	$(903)	$(7,352)
Exit costs	95	(6,572)	0
Exit costs – equipment sale	0	825	0
Gain on sale of business to Impact	0	5,849	0
Impairment of tangible assets	0	0	(10,738)

Discontinued operations, before income taxes	89	(801)	(18,090)
Income tax expense (benefit) (B)	450	(242)	(6,507)

Discontinued operations, net of tax	$(361)	$(559)	$(11,583)

(A)	During the quarter ended June 30, 2011, the Company recorded a write down of inventory to net realizable value of $2,547,000, which was included in cost of sales of the discontinued operation. During the quarter ended September 30, 2011, the Company was able to sell certain of the inventory written down during the quarter ended June 30, 2011 for amounts greater than its adjusted carrying value resulting in higher gross profit of $563,000 of the discontinued operation for the quarter ended September 30, 2011.
(B)	Fiscal 2013 includes a $1,496,000 current income tax provision offset by $1,046,000 deferred income tax benefit. Fiscal 2012 includes a $5,787,000 current income tax benefit offset by a $5,545,000 deferred income tax provision. Fiscal 2011 includes a $3,929,000 current income tax benefit plus a $2,578,000 deferred income tax benefit.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the March 31, 2013 and 2012 consolidated balance sheet (in thousands):

	March 31,
	2013	2012
Accounts receivable, net	$2	$78
Inventories	0	105

Total assets attributable to discontinued operations	$2	$183

Customer programs	$162	$237
Restructuring reserve	0	830
Other current liabilities	482	1,323

Total current liabilities	$644	$2,390

Total liabilities associated with discontinued operations	$644	$2,390

(3) BUSINESS RESTRUCTURING

On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. Involuntary termination benefits offered to terminated employees were under the Company’s pre-existing severance program. The Company recorded approximately $706,000 in employee severance charges during fiscal 2012 and made payments of $523,000 and $116,000 in the year ended March 31, 2013 and 2012, respectively. During the year ended March 31, 2013, there was a reduction in the restructuring accrual of $54,000 related to severance costs that were less than originally estimated as certain employees under the plan did not receive the expected amount of severance. The charges associated with this restructuring plan are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The remaining liability of $13,000 is classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2013 and was paid in April 2013.

(4) DISPOSITION OF PRODUCT LINE

On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of Paper Magic’s business, to Gemmy. Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The inventory remaining after the Halloween 2012 season has been reduced to its estimated net realizable value. The sale price of $2,281,000 was paid to Paper Magic at closing. In connection with the sale, the Company recorded charges of $5,368,000 during the second quarter of fiscal 2013, consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000, professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction) and a non-cash write-down of assets of $1,370,000. Additionally, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. There was also a non-cash charge of $1,266,000 related to the write-down of inventory to net realizable value which was recorded in cost of sales. Net sales of the Halloween business were $30,914,000, $31,156,000 and $31,761,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

During the year ended March 31, 2013, the Company made payments related to the restructuring of $1,901,000. Additionally, the Company recorded other adjustments related to the restructuring of $210,000 which was primarily due to sub-lease income that was greater than originally estimated. As of March 31, 2013, $1,606,000 of the remaining liability was classified in current liabilities and $281,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Costs	Professional Fees and Other Costs	Total
Initial restructuring reserve	$1,282	$1,375	$1,341	$3,998
Cash paid	(734)	(315)	(852)	(1,901)
Non-cash adjustments	41	(245)	(6)	(210)

Restructuring reserve as of March 31, 2013	$589	$815	$483	$1,887

(5) GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

In connection with the sale of the Halloween portion of Paper Magic’s business on September 5, 2012, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. As the sale of the Halloween portion of Paper Magic’s business was considered a triggering event, the Company performed an interim impairment test on the goodwill remaining in the Paper Magic reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of Paper Magic’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the Paper Magic reporting unit.

The following table shows changes in goodwill for the fiscal year ended March 31, 2013. There were no changes to the goodwill balance during fiscal years 2012 or 2011 (in thousands):

Balance as of March 31, 2012	$17,233
Reduction in goodwill	(2,711)

Balance as of March 31, 2013	$14,522

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2013 and 2012 is as follows (in thousands):

	March 31, 2013		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$0	$12,793	$0
Customer relationships	22,057	7,859	22,057	6,358
Non-compete	0	0	200	200
Trademarks	403	243	403	213
Patents	1,262	409	1,301	294

	$36,515	$8,511	$36,754	$7,065

There was a decrease in patents in the amount of $39,000 and $36,000 during fiscal 2013 and 2012, respectively, related to the Seastone royalty earn-out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn-out is determinable beyond a reasonable doubt.

The weighted-average amortization period of customer relationships, trademarks and patents are 12 years, 10 years and 10 years, respectively.

Amortization expense was $1,646,000 for fiscal 2013, $1,683,000 for fiscal 2012, and $1,706,000 for fiscal 2011. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2014	$1,654
Fiscal 2015	1,635
Fiscal 2016	1,634
Fiscal 2017	1,634
Fiscal 2018	1,634

In the fourth quarter of fiscal 2013, 2012 and 2011, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed.

The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2011, the Company recorded a non-cash pre-tax impairment charge of $10,738,000 related to the full impairment of the tangible assets relating to its former Cleo manufacturing facility that was located in Memphis, Tennessee. This charge is included in the results of discontinued operations for the year ended March 31, 2011. Additionally, the Company recorded a non-cash pre-tax impairment charge of $313,000 due to an impairment of certain tangible assets of its Paper Magic asset group. This charge is included in the results of continuing operations for the year ended March 31, 2011. See Notes 1 and 2 for further discussion. Such test yielded no impairment in fiscal 2013 and 2012.

(6) TREASURY STOCK TRANSACTIONS

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

Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) in fiscal 2013. The Company repurchased 88,210 shares of the Company’s common stock for $1,648,000 in fiscal 2012. There were no repurchases of the Company’s common stock by the Company during fiscal 2011. As of March 31, 2013, the Company had 473,610 shares remaining available for repurchase under the Board’s authorization.

(7) SHARE-BASED PLANS

Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee (“Committee”) of the Board of Directors (“Board”) may grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Grants under the 2004 Plan may be made through August 3, 2014. The term of each grant is at the discretion of the Committee, but in no event greater than ten years from the date of grant. The Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of March 31, 2013 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all. Market-based restricted stock units (“RSUs”) outstanding at March 31, 2013 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all. Subject to limited exceptions, service-based RSUs outstanding as of March 31, 2013 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.

On May 24, 2011, our Board approved an amendment to the 2004 Plan to reduce the number of shares of the Company’s common stock authorized for issuance under the 2004 Plan by 500,000 shares. As a result of this reduction, the 2004 Plan now provides that 1,500,000 shares of the Company’s common stock may be issued as grants under the 2004 Plan. Prior to this amendment, the 2004 Plan provided that 2,000,000 shares of the Company’s common stock could be issued as grants under the 2004 Plan. At March 31, 2013, 817,008 shares were available for grant under the 2004 Plan.

Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2013, 114,000 shares were available for grant under the 2004 Plan.

Compensation cost is recognized over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).

Stock Options

Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $857,000, $869,000, and $1,116,000 in the years ended March 31, 2013, 2012 and 2011, respectively, and the associated future income tax benefit recognized was $310,000, $313,000, and $404,000 in the years ended March 31, 2013, 2012 and 2011, respectively.

During fiscal year 2013, the Company identified that it had overstated its share-based compensation expense since fiscal 2007. The Company’s share-based compensation cost is estimated at the grant date based on the fair value of the awards and is expensed ratably over the requisite service period of the awards, net of estimated forfeitures. Share-based compensation expense is required to be adjusted periodically based on actual awards forfeited. Since the adoption of ASC 718 in fiscal year 2007, the Company had not adjusted share-based compensation expense for actual forfeitures. Specifically, share-based compensation expense was overstated by $128,000 in fiscal 2012, $184,000 in fiscal 2011, $339,000 in fiscal 2010, $351,000 in fiscal 2009, $337,000 in fiscal 2008 and $388,000 in fiscal 2007.

Accordingly, share-based compensation expense and additional paid-in capital were overstated in fiscal years 2007 to 2012. The Company assessed the materiality of these items, using relevant quantitative and qualitative factors, and determined these items, both individually and in the aggregate, were not material to any previously reported period. As such, the consolidated statements of stockholders’ equity was revised to reflect the cumulative effect of these adjustments resulting in a decrease to additional paid-in capital and an increase to retained earnings of $1,727,000, which is reflected as an adjustment in the fiscal 2013 consolidated statement of stockholders’ equity.

The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) were presented as financing cash flows in the consolidated statements of cash flows.

Activity and related information pertaining to stock options for the years ended March 31, 2013, 2012 and 2011 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of Options	Exercise Price	Remaining Contractual Life	Intrinsic Value
				(in thousands)
Outstanding at April 1, 2010	1,121,663	$27.96
Granted	121,500	18.96
Exercised	(76,937)	14.89
Forfeited/cancelled	(350,296)	31.28

Outstanding at March 31, 2011	815,930	26.43
Granted	114,000	18.78
Exercised	(42,577)	16.70
Forfeited/cancelled	(290,031)	28.31

Outstanding at March 31, 2012	597,322	24.75
Granted	132,600	18.79
Exercised	(11,000)	17.47
Forfeited/cancelled	(208,381)	31.32

Outstanding at March 31, 2013	510,541	$20.68	3.9 years	$2,977

Exercisable at March 31, 2013	235,468	$22.79	2.6 years	$1,023

The fair value of each service-based stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	For the Years Ended March 31,
	2013	2012	2011
Expected dividend yield at time of grant	2.92%	3.21%	3.17%
Expected stock price volatility	54%	54%	55%
Risk-free interest rate	.61%	2.14%	2.39%
Expected life of option (in years)	5.0	5.1	4.7

Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The fair value of each market-based stock option granted was estimated on the date of grant using Monte Carlo simulation.

The weighted average fair value of stock options granted during fiscal 2013, 2012 and 2011 was $7.30, $6.87 and $6.89, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2013, 2012 and 2011 was $25,000, $174,000 and $343,000, respectively. The total fair value of stock options vested during fiscal 2013, 2012 and 2011 was $544,000, $775,000 and $1,177,000.

As of March 31, 2013, there was $1,237,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

Compensation cost related to RSUs recognized in operating results (included in selling, general and administrative expenses) was $926,000, $814,000 and $822,000 in the years ended March 31, 2013, 2012 and 2011, respectively, and the associated future income tax benefit recognized was $335,000, $293,000 and $298,000 in the years ended March 31, 2013, 2012 and 2011, respectively.

Activity and related information pertaining to RSUs for the years ended March 31, 2013, 2012 and 2011 was as follows:

	Number	Weighted Average	Weighted Average
	of RSUs	Fair Value	Contractual Life
Outstanding at April 1, 2010	128,170	$19.52
Granted	85,350	16.75
Forfeited/cancelled	(27,520)	17.97

Outstanding at March 31, 2011	186,000	17.80
Granted	79,850	16.33
Vested	(10,825)	25.29
Forfeited/cancelled	(37,015)	17.27

Outstanding at March 31, 2012	218,010	16.98
Granted	70,800	14.78
Vested	(42,479)	18.75
Forfeited/cancelled	(16,889)	16.24

Outstanding at March 31, 2013	229,442	$16.02	4.8 years

The fair value of each service-based RSU was estimated on the date of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each market-based RSU granted was estimated on the date of grant using Monte Carlo simulation. The total fair value of restricted stock units vested during fiscal 2013, 2012 and 2011 was $797,000, $298,000 and $0.

As of March 31, 2013, there was $1,491,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years.

(8) RETIREMENT BENEFIT PLANS

Profit Sharing Plans

The Company and its subsidiaries maintain defined contribution profit sharing and 401(k) plans covering substantially all of their employees as of March 31, 2013. Annual contributions under the plans are determined by the Board of Directors of the Company or each subsidiary, as appropriate. Consolidated expense related to the plans for the years ended March 31, 2013, 2012 and 2011 was $703,000, $412,000 and $270,000, respectively.

Postretirement Medical Plan

The Company’s Berwick Offray subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended
	2013	2012
Benefit obligation at beginning of year	$877	$872
Interest cost	38	48
Actuarial loss	24	29
Benefits paid	(68)	(72)

Benefit obligation at end of year	$871	$877

The benefit obligation of $871,000 and $877,000 as of March 31, 2013 and 2012, respectively, was recorded in long-term obligations in the consolidated balance sheet.

The net loss recognized in accumulated other comprehensive loss at March 31, 2013 was $47,000, net of tax, and there is no actuarial gain or loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2014.

The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2013, 2012 and 2011 were a discount rate of 4.25% (4.50% for 2012 and 5.75% for 2011) and assumed health care cost trend rates of 10% (11% for 2012 and 12% for 2011) trending down to an ultimate rate of 5% in 2022.

Net periodic pension and postretirement medical costs were $38,000, $48,000 and $56,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

(9) INCOME TAXES

Income from continuing operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
United States	$13,468	$19,262	$18,653
Foreign	9,169	5,983	8,188

	$22,637	$25,245	$26,841

The following table summarizes the provision for U.S. federal, state and foreign taxes on income from continuing operations (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
Current:
Federal	$7,871	$7,296	$6,393
State	876	726	661
Foreign	1,513	987	1,351

	10,260	9,009	8,405

Deferred:
Federal	(1,917)	(63)	1,163
State	(1,294)	70	79

	(3,211)	7	1,242

	$7,049	$9,016	$9,647

The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

	For the Years Ended March 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.4	2.1	1.9
Changes in tax reserves and valuation allowance	(3.1)	.1	(.1)
Nondeductible goodwill	2.5	0	0
Permanent book/tax differences (primarily §199 deduction)	(1.6)	(.7)	(.9)
Other, net	(3.1)	(.8)	0

	31.1%	35.7%	35.9%

The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.

Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable by $290,000, $99,000 and $78,000 in fiscal 2013, 2012 and 2011, respectively.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012
Deferred income tax assets:
Accounts receivable	$332	$217
Inventories	2,806	2,581
Accrued expenses	3,016	2,202
State net operating loss and credit carryforwards	5,992	6,418
Share-based compensation	1,861	2,080
Intangibles	3,031	3,966

	17,038	17,464
Valuation allowance	(5,467)	(6,622)

	11,571	10,842

Deferred income tax liabilities:
Property, plant and equipment	1,823	1,880
Unremitted earnings of foreign subsidiaries	986	2,439
Note receivable installment sale	0	1,472
Other	268	272

	3,077	6,063

Net deferred income tax asset	$8,494	$4,779

At March 31, 2013 and 2012, the Company had potential state income tax benefits of $6,158,000 (net of federal tax of $3,316,000) and $6,622,000 (net of federal tax of $3,566,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2033. At March 31, 2013 and 2012, the Company provided valuation allowances of $5,467,000 and $6,622,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies. The decrease in the state net operating loss in fiscal 2013 primarily related to the expiration of a state net operating loss carryforward that had been offset by a full valuation allowance. During fiscal 2013, the Company released a portion of its valuation allowance associated with state net operating losses as it was determined it was more likely than not the net operating losses would be utilized prior to expiration.

As of March 31, 2012, the Company reduced its deferred income tax assets related to share-based compensation by $2,585,000 due to the expiration of certain stock options. The corresponding non-cash charge had no impact on the consolidated statement of operations and reduced additional paid-in capital as the Company has a sufficient hypothetical additional paid-in capital pool in accordance with the applicable income tax accounting literature. Of the $2,585,000, recorded in fiscal 2012, approximately $718,000 and $884,000 related to expirations which occurred in fiscal 2012 and 2011, respectively. The remainder of $983,000 related to expirations prior to fiscal 2011. The correction of this item did not have a material impact on the Company’s consolidated financial statements. Management evaluated the quantitative and qualitative impact of the correction on previously reported periods as well as the year ended March 31, 2012. Based on this evaluation, management concluded that the adjustment was not material to the consolidated financial statements. As of March 31, 2013, the Company reduced its deferred income tax asset related to share-based compensation by $549,000 due to the expiration of certain stock options during fiscal 2013.

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

	March 31,
	2013	2012
Gross unrecognized tax benefits at April 1	$1,108	$1,017
Additions based on tax positions related to the current year	168	180
Reductions relating to settlements with taxing authorities	0	(74)
Reductions as a result of a lapse of the applicable statute of limitations	0	(15)

Gross unrecognized tax benefits at March 31	$1,276	$1,108

The total amount of gross unrecognized tax benefits at March 31, 2013 of $1,276,000 was classified in long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $829,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.

Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $434,000 of interest and penalties are accrued at March 31, 2013, $127,000 of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s federal tax return for the year ended March 31, 2009 was examined by the Internal Revenue Service and settled with no adjustments. State and foreign income tax returns remain open back to March 31, 2007 in major jurisdictions in which the Company operates.

(10) REVOLVING CREDIT FACILITY

On March 17, 2011, the Company entered into a revolving credit facility with two banks. The facility expires on March 17, 2016 and provides for a revolving line of credit under which the maximum credit available to the Company at any one time automatically adjusts upwards and downwards on a periodic basis among “low”, “medium” and “high” levels (each a “Commitment Level”), as follows:

Commitment Period Description	Commitment Period Time Frame	Commitment Level
Low	February 1 to June 30 (5 months)	$50,000,000
Medium	July 1 to October 31 (4 months)	$100,000,000
High	November 1 to January 31 (3 months)	$150,000,000

The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. The Company may issue up to $20,000,000 of letters of credit under the facility.

Interest on the facility accrues at per annum rates equal to, at the Company’s option, either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.25% per annum on the average daily unused amount of the Commitment Level that is then applicable. As of March 31, 2013 and 2012, there were no amounts outstanding under the March 2011 facility. Outstanding letters of credit under the facility totaled $2,393,000 and $2,642,000 at March 31, 2013 and 2012, respectively. These letters of credit guarantee funding of workers compensation claims in fiscal 2013 and 2012 and also guarantee the funding of obligations to a certain vendor in fiscal 2012. There were no borrowings under the facility during fiscal 2013. The average and peak borrowings were $13,170,000 and $50,800,000, respectively, for the year ended March 31, 2012. The weighted average interest rate under the facility for the year ended March 31, 2012 was 3.08%.

The agreement governing the facility contains financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $140,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00. The facility also contains covenants that address, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale–leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applies only upon the occurrence and continuance of a Company default under the facility, or when a dividend payment would give rise to such a default. The Company is in compliance with all financial debt covenants as of March 31, 2013.

Prior to entering into the Company’s current revolving credit facility on March 17, 2011, the Company had a $110,000,000 revolving credit facility and an accounts receivable securitization facility. The $110,000,000 revolving credit facility that terminated effective March 17, 2011 contained provisions to increase or reduce the interest pricing spread based on a measure of the Company’s leverage. Interest on the facility accrued at per annum rates equal to, at the Company’s option, either (a) the one-, two-, three- or six-month LIBOR plus 1.25% or (b) the greater of (1) the prime rate (2) the federal funds open rate plus 0.5%, and (3) the daily LIBOR plus 1.25%. The revolving credit facility provided for commitment fees of 0.3% per annum on the daily average of the unused commitment, subject to adjustment based on a measure of the Company’s leverage.

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

The weighted average interest rate under the revolving credit facility and the accounts receivable facility (which both terminated effective March 17, 2011) for the year ended March 31, 2011, was 4.50%.

(11) OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all noncancelable lease obligations are as follows (in thousands):

2014	$5,237
2015	3,633
2016	2,030
2017	670
2018	687
Thereafter	172

Total	$12,429

Rent expense was $6,048,000, $6,414,000 and $6,425,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions as of March 31, 2013. There were no foreign currency contracts outstanding as of March 31, 2012.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in long-term obligations in the consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2013 and 2012.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2013 and 2012.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2013 and 2012.

	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$678	$678	$0	$0
Cash surrender value of life insurance policies	1,040	0	1,040	0

Total assets	$1,718	$678	$1,040	$0

Liabilities:
Deferred compensation plans	$678	$678	$0	$0
Foreign exchange contract	17	0	17	0

Total liabilities	$695	$678	$17	$0

	March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$680	$680	$0	$0
Cash surrender value of life insurance policies	917	0	917	0

Total assets	$1,597	$680	$917	$0

Liabilities:
Deferred compensation plans	$680	$680	$0	$0

Total liabilities	$680	$680	$0	$0

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

In connection with the sale of the Halloween portion of Paper Magic’s business on September 5, 2012, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. As the sale of the Halloween portion of Paper Magic’s business was a triggering event, the Company performed an interim impairment test on the goodwill remaining in the Paper Magic reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of Paper Magic’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the Paper Magic reporting unit. There were no other indications or circumstances indicating that an impairment might exist in regard to the Company’s other nonfinancial assets which are measured at fair value on a nonrecurring basis as of March 31, 2013 and 2012.

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

The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2013	2012	2011
All occasion	$203,668	$206,175	$183,976
Christmas	105,466	123,001	138,620
Other seasonal	55,059	55,487	61,064

Total	$364,193	$384,663	$383,660

One customer accounted for sales of $99,459,000, or 27% of total sales in fiscal 2013, $96,836,000, or 25% of total sales in fiscal 2012, and $85,357,000, or 22% of total sales in fiscal 2011. One other customer accounted for sales of $48,948,000, or 13% of total sales in fiscal 2013, $50,501,000, or 13% of total sales in fiscal 2012, and $52,676,000, or 14% of total sales in fiscal 2011.

(15) RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and International Financial Reporting Standards, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This update requires disclosure, either on the face of the statement where income is presented or in the notes to the financial statements, of significant amounts reclassified out of accumulated other comprehensive income in their entirety. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. As this update only requires enhanced disclosure, the adoption of ASU 2013-02 will not impact the Company’s financial condition, results of operations and cash flows.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

2013	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$61,067	$133,485	$116,020	$53,621

Gross profit	$17,198	$40,831	$37,613	$13,449

(Loss) income from continuing operations	$(867)	$6,840	$11,600	$(1,985)

(Loss) income from discontinued operations, net of tax	$(37)	$81	$11	$(416)

Net (loss) income	$(904)	$6,921	$11,611	$(2,401)

Net (loss) income per common share:
Basic:
Continuing operations (1)	$(.09)	$.71	$1.21	$(.21)

Discontinued operations (1)	$.00	$.01	$.00	$(.04)

Total (1) (2)	$(.09)	$.72	$1.22	$(.25)

Diluted:
Continuing operations (1)	$(.09)	$.71	$1.21	$(.21)

Discontinued operations (1)	$.00	$.01	$.00	$(.04)

Total (1) (2)	$(.09)	$.72	$1.22	$(.25)

2012	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$54,569	$139,725	$129,240	$61,129

Gross profit	$14,136	$40,062	$41,578	$15,674

(Loss) income from continuing operations	$(3,447)	$10,314	$12,109	$(2,747)

(Loss) income from discontinued operations, net of tax	$(4,122)	$5,171	$(1,131)	$(477)

Net (loss) income	$(7,569)	$15,485	$10,978	$(3,224)

Net (loss) income per common share:
Basic:
Continuing operations (1)	$(.35)	$1.06	$1.25	$(.28)

Discontinued operations (1)	$(.42)	$.53	$(.12)	$(.05)

Total (1) (2)	$(.78)	$1.59	$1.13	$(.33)

Diluted:
Continuing operations (1)	$(.35)	$1.06	$1.24	$(.28)

Discontinued operations (1)	$(.42)	$.53	$(.12)	$(.05)

Total (1) (2)	$(.78)	$1.59	$1.13	$(.33)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
(2)	Total net (loss) income per common share may not foot due to rounding.

The third and fourth quarters of fiscal 2013 net (loss) income included favorable income tax rate adjustments primarily attributable to the release of valuation allowances related to state net operating loss carryforwards and lower federal and state income taxes, partially offset by a portion of the goodwill reduction being non-deductible for tax purposes.

The second quarter of fiscal 2013 net income from continuing operations included net charges of $6,764,000 related to the sale of the Halloween portion of Paper Magic’s business as further described in Note 4 to the consolidated financial statements.

The fourth quarter of fiscal 2012 net loss from continuing operations included expenses of $706,000 related to the combination of operations of the Company’s Berwick Offray and Paper Magic subsidiaries as further described in Note 3 to the consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

CSS Industries, Inc.:

We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated May 31, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

May 31, 2013

Philadelphia, PA

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11. Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—March 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income—for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows—for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity—for the years ended March 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits required by Item 601 of Regulation S-K, Including Those Incorporated by Reference (all of which are filed under Commission file number 1-2661)

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Asset Purchase Agreement dated September 9, 2011 among CSS Industries, Inc., Cleo Inc, and Impact Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2011).

Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation filed December 5, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

3.2	Amendment to Restated Certificate of Incorporation filed May 8, 1992 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

3.3	Certificate eliminating Class 2, Series A, $1.35 Preferred stock filed September 27, 1991 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

3.4	Certificate eliminating Class 1, Series B, Convertible Preferred Stock filed January 28, 1993 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

3.5	Amendment to Restated Certificate of Incorporation filed August 4, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

3.6	Restated Certificate of Incorporation, as amended to date (as last amended August 4, 2004) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004).

*3.7	Bylaws of CSS Industries, Inc., as amended to date (as last amended March 19, 2013).

Material Contracts

10.1	Credit Agreement dated March 17, 2011 among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2011).

Management Contracts, Compensatory Plans or Arrangements

10.2	CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.3	CSS Industries, Inc. 1994 Equity Compensation Plan (as last amended August 7, 2002) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

10.4	Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).

10.5	CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.6	2004 Equity Compensation Plan (as amended through July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).

10.7	Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).

10.8	Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

10.9	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as amended through December 29, 2008) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

10.10	Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

10.11	CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management effective May 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

10.12	Form of Non-Qualified Stock Option Grant for time-vested grants under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

10.13	Form of Stock Bonus Award Grant for time-vested restricted stock units under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

10.14	Employment Agreement dated as of March 25, 2010 between CSS Industries, Inc. and Vincent A. Paccapaniccia (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

10.15	Employment Agreement dated July 26, 2010 between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2010).

10.16	Amendment dated August 31, 2010 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 4, 2010).

10.17	Amendment dated February 8, 2011 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011).

10.18	Amendment 2011-1 to the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).

10.19	Form of Non-Qualified Stock Option Grant for performance-vested grants under 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.20	Form of Stock Bonus Award Grant for performance-vested restricted stock unit grants under 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.21	CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2011).

10.22	Form of Stock Option Agreement for grants under the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012).

10.23	Amendment 2012-1 to CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2012).

10.24	Amendment 2012-1 to CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2012).

10.25	Amendment dated May 22, 2012 to Employment Agreement between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2012).

10.26	CSS Industries, Inc. FY 2013 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.27	CSS Industries, Inc. FY 2013 Management Incentive Program Criteria for CSS Consumer Products Group (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.28	CSS Industries, Inc. FY 2013 Management Incentive Program Criteria for C.R. Gibson, LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012).

10.29	Employment Agreement between Jack Farber and CSS Industries, Inc. dated December 5, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.30	Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.31	Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Vincent A. Paccapaniccia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.32	CSS Industries, Inc. Management Incentive Program (as amended and restated effective as of March 19, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

*10.33	CSS Industries, Inc. FY 2014 Management Incentive Program Criteria for CSS Industries, Inc.

*10.34	CSS Industries, Inc. FY 2014 Management Incentive Program Criteria for C.R. Gibson, LLC.

Other

*21.	List of Significant Subsidiaries of the Registrant.

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*101.INS XBRL Instance Document.

*101.SCH XBRL Schema Document.

*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance	Charged
	at	to Costs	Charged			Balance
	Beginning	and	to Other			At End of
	of Period	Expenses	Accounts	Deductions		Period
		(in thousands)
Year ended March 31, 2013
Accounts receivable allowances	$1,764	$4,746	$0	$4,501	(a)	$2,009
Accrued customer programs	3,298	11,667	0	10,950	(b)	4,015
Accrued restructuring expenses	590	3,998	0	2,688	(c)	1,900	(e)
Year ended March 31, 2012
Accounts receivable allowances	$2,680	$4,884	$0	$5,800	(a)	$1,764
Accrued customer programs	4,162	11,233	0	12,097	(b)	3,298
Accrued restructuring expenses	0	724	0	134	(d)	590	(f)
Year ended March 31, 2011
Accounts receivable allowances	$3,612	$5,163	$0	$6,095	(a)	$2,680
Accrued customer programs	5,600	11,140	0	12,578	(b)	4,162

Notes:       (a)      Includes amounts written off as uncollectible, net of recoveries.

(b)	Includes amounts written off.
(c)	Includes payments and non-cash reductions.
(d)	Includes payments.
(e)	Classified in accrued other expenses and long-term obligations in the accompanying consolidated balance sheet as of March 31, 2013.
(f)	Classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

Dated: May 31, 2013	By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2013	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer and a director)

Dated: May 31, 2013	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia, Vice President—Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 31, 2013	/s/ Jack Farber
Jack Farber, Director

Dated: May 31, 2013	/s/ Scott A. Beaumont
Scott A. Beaumont, Director

Dated: May 31, 2013	/s/ James H. Bromley
James H. Bromley, Director

Dated: May 31, 2013	/s/ Robert Chappell
Robert Chappell, Director

Dated: May 31, 2013	/s/ John J. Gavin
John J. Gavin, Director

Dated: May 31, 2013	/s/ Elam M. Hitchner, III
Elam M. Hitchner, III, Director

Dated: May 31, 2013	/s/ Rebecca C. Matthias
Rebecca C. Matthias, Director