Form 10-Q
period 2013-09-30
CSS INDUSTRIES INC
filed 2013-10-30
CIK 20629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, there were 9,278,943 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Sales	$112,487	$133,485	$159,604	$194,552

Costs and expenses
Cost of sales	75,760	92,654	108,418	136,523
Selling, general and administrative expenses	20,675	22,854	37,679	41,424
Disposition of product line, net	0	5,798	0	5,798
Interest expense (income), net	50	(14)	70	(67)
Other income, net	(38)	(66)	(32)	(52)

	96,447	121,226	146,135	183,626

Income from continuing operations before income taxes	16,040	12,259	13,469	10,926

Income tax expense	5,194	5,419	4,290	4,953

Income from continuing operations	10,846	6,840	9,179	5,973

Income from discontinued operations, net of tax	112	81	112	44

Net income	$10,958	$6,921	$9,291	$6,017

Net income per common share:
Basic:
Continuing operations	$1.15	$0.71	$0.97	$0.62
Discontinued operations	$0.01	$0.01	$0.01	$0.00

Total (1)	$1.16	$0.72	$0.98	$0.63

Net income per common share:
Diluted:
Continuing operations	$1.14	$0.71	$0.96	$0.62
Discontinued operations	$0.01	$0.01	$0.01	$0.00

Total (1)	$1.16	$0.72	$0.98	$0.63

Weighted average basic and diluted shares outstanding
Basic	9,458	9,592	9,482	9,617

Diluted	9,486	9,621	9,527	9,620

Cash dividends per share of common stock	$0.15	$0.15	$0.30	$0.30

(1)	Total net income per common share may not foot due to rounding.

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2013	March 31, 2013	September 30, 2012
Assets

Current assets
Cash and cash equivalents	$37,094	$87,108	$9,843
Accounts receivable, net of allowances of $2,205, $2,009 and $2,258	100,925	43,133	123,336
Inventories	74,508	62,598	85,177
Deferred income taxes	3,863	4,520	3,810
Other current assets	14,076	13,073	14,297
Current assets of discontinued operations	0	2	126

Total current assets	230,466	210,434	236,589

Property, plant and equipment, net	27,957	27,956	28,281

Deferred income taxes	3,915	3,974	219

Other assets
Goodwill	14,522	14,522	14,522
Intangible assets, net	27,177	28,004	28,860
Other	4,143	4,290	6,636

Total other assets	45,842	46,816	50,018

Total assets	$308,180	$289,180	$315,107

Liabilities and Stockholders’ Equity

Current liabilities
Accrued customer programs	$6,862	$4,015	$7,620
Other current liabilities	45,245	30,718	57,378
Current liabilities of discontinued operations	389	644	724

Total current liabilities	52,496	35,377	65,722

Long-term obligations	4,767	4,825	5,138

Stockholders’ equity	250,917	248,978	244,247

Total liabilities and stockholders’ equity	$308,180	$289,180	$315,107

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$9,291	$6,017
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,873	3,879
Provision for accounts receivable allowances	1,898	2,045
Deferred tax provision	691	457
Stock-based compensation expense	1,008	914
(Gain) loss on sale or disposal of assets	(8)	156
Reduction of goodwill	0	2,711
Changes in assets and liabilities:
Increase in accounts receivable	(59,690)	(80,454)
Increase in inventory	(11,910)	(14,472)
(Increase) decrease in other assets	(856)	225
Increase in other accrued liabilities	17,149	29,581

Total adjustments	(47,845)	(54,958)

Net cash used for operating activities - continuing operations	(38,554)	(48,941)
Net cash used for operating activities - discontinued operations	(253)	(1,609)

Net cash used for operating activities	(38,807)	(50,550)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,047)	(1,921)
Proceeds from disposition of product line, net	0	1,758
Proceeds from sale of fixed assets	8	16

Net cash used for investing activities - continuing operations	(3,039)	(147)

Cash flows from financing activities:
Dividends paid	(2,849)	(2,878)
Purchase of treasury stock	(5,065)	(2,650)
Exercise of stock options	(83)	192
Payments for tax withholding on net restricted stock settlements	(537)	(253)
Tax effect on stock awards	366	(6)

Net cash used for financing activities - continuing operations	(8,168)	(5,595)

Net decrease in cash and cash equivalents	(50,014)	(56,292)
Cash and cash equivalents at beginning of period	87,108	66,135

Cash and cash equivalents at end of period	$37,094	$9,843

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The assets, liabilities and cash flows related to the Christmas gift wrap business are presented as current assets and liabilities of discontinued operations. The results of operations for the three- and six months ended September 30, 2013 and 2012, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.

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

On September 5, 2012, the Company and its Paper Magic Group, Inc. (“Paper Magic”) subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000. The Company is liquidating the remaining assets and satisfying the liabilities throughout fiscal 2014.

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

	September 30, 2013	March 31, 2013	September 30, 2012

Raw material	$9,035	$8,116	$10,162
Work-in-process	11,423	14,687	11,047
Finished goods	54,050	39,795	63,968

	$74,508	$62,598	$85,177

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2013	March 31, 2013	September 30, 2012

Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	36,857	37,007	36,902
Machinery, equipment and other	101,047	101,916	100,206

	140,412	141,431	139,616
Less - Accumulated depreciation and amortization	(112,455)	(113,475)	(111,335)

Net property, plant and equipment	$27,957	$27,956	$28,281

Depreciation expense was $1,555,000 and $1,492,000 for the quarters ended September 30, 2013 and 2012, respectively, and was $3,046,000 and $3,050,000 for the six months ended September 30, 2013 and 2012, respectively.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three- and six months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Numerator:
Income from continuing operations	$10,846	$6,840	$9,179	$5,973
Gain from discontinued operations, net of tax	112	81	112	44

Net income	$10,958	$6,921	$9,291	$6,017

Denominator:
Weighted average shares outstanding for basic income per common share	9,458	9,592	9,482	9,617
Effect of dilutive stock options	28	29	45	3

Adjusted weighted average share outstanding for diluted income per common share	9,486	9,621	9,527	9,620

Basic:
Continuing operations	$1.15	$0.71	$0.97	$0.62
Discontinued operations	$0.01	$0.01	$0.01	$0.00

Total (1)	$1.16	$0.72	$0.98	$0.63

Diluted:
Continuing operations	$1.14	$0.71	$0.96	$0.62
Discontinued operations	$0.01	$0.01	$0.01	$0.00

Total (1)	$1.16	$0.72	$0.98	$0.63

(1)	Total net income per share for certain periods does not foot due to rounding.

Stock options on 150,000 shares of common stock were not included in computing diluted net income per common share for the three- and six months ended September 30, 2013, respectively, because their effects were antidilutive. Options on 264,000 shares of common stock were not included in computing diluted net income per common share for the three- and six months ended September 30, 2012, respectively, because their effects were antidilutive.

(2)	DISCONTINUED OPERATIONS

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest and principal payments due through September 30, 2013 were paid timely. Additionally, in the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of September 30, 2013, the note balance of $500,000 was recorded in other current assets in the accompanying condensed consolidated balance sheet.

As a result of the sale of its Christmas gift wrap business, the Company has reported these operations as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Operating income (loss)	$172	$56	$172	$(30)
Reversal of reserves	0	63	0	92

Discontinued operations, before income taxes	172	119	172	62
Income tax expense	60	38	60	18

Discontinued operations, net of tax	$112	$81	$112	$44

The following table presents the carrying values of the major accounts of discontinued operations that are included in the condensed consolidated balance sheet (in thousands):

	September 30, 2013	March 31, 2013	September 30, 2012

Accounts receivable, net	$0	$2	$0
Inventories	0	0	126

Total current assets	$0	$2	$126

Total assets attributable to discontinued operations	$0	$2	$126

Customer programs	$73	$162	$254
Restructuring reserve	0	0	126
Other current liabilities	316	482	344

Total current liabilities	$389	$644	$724

Total liabilities associated with discontinued operations	$389	$644	$724

(3)	BUSINESS RESTRUCTURING

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

During the year ended March 31, 2013, the Company made payments related to the restructuring of $1,901,000. Additionally, the Company reduced the restructuring reserve by $210,000 during fiscal 2013, primarily due to sub-lease income that was greater than originally estimated. During the three- and six months ended September 30, 2013, the Company made payments of $358,000 and $937,000, respectively, primarily related to facility costs and severance. During the six months ended September 30, 2013, there was a reduction in the restructuring accrual of $396,000 related to costs that were less than originally estimated. As of September 30, 2013, $456,000 of the remaining liability was classified in other current liabilities and $98,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015. The Company is liquidating the remaining assets and satisfying the liabilities through December 2015.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Costs	Professional Fees and Other Costs	Total

Restructuring reserve as of March 31, 2013	$589	$815	$483	$1,887
Cash paid, net of sublease income	(418)	(480)	(39)	(937)
Non-cash adjustments	(63)	(91)	(242)	(396)

Restructuring reserve as of September 30, 2013	$108	$244	$202	$554

(5)	STOCK-BASED COMPENSATION

2013 Equity Compensation Plan

On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee (the “Human Resources Committee”) of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. At September 30, 2013, there were 1,100,000 shares available for grant. There are no awards outstanding under the 2013 Plan.

2004 Equity Compensation Plan

Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), which expired on July 30, 2013 upon approval of the 2013 Plan, the Human Resources Committee could grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Service-based options outstanding as of September 30, 2013 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all. Market-based restricted stock units (“RSUs”) outstanding at September 30, 2013 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all. Subject to limited exceptions, service-based RSUs outstanding as of September 30, 2013 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date. Given that the 2004 Plan is now expired, no further grants may be made under such plan.

The fair value of each market-based stock option and each market-based RSU granted under the above plan was estimated on the date of grant using a Monte Carlo simulation model with the following average assumptions:

	Stock Options		RSUs
	Six Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.84%	0.72%	0.66%	0.58%
Volatility	52.27%	54.75%	40.47%	57.90%
Dividend yield	2.04%	3.15%	2.04%	3.15%

The weighted average fair value of stock options granted during the six months ended September 30, 2013 and 2012 was $11.06 and $7.27, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2013 and 2012 was $20.51 and $14.78, respectively.

2011 Stock Option Plan for Non-Employee Directors

Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At September 30, 2013, 121,000 shares were available for grant under the 2011 Plan.

As of September 30, 2013, there was $1,630,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.0 years. As of September 30, 2013, there was $1,766,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $516,000 and $504,000 in the quarters ended September 30, 2013 and 2012, respectively, and $1,008,000 and $914,000 in the six months ended September 30, 2013 and 2012, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $16,000 and $9,000 was recorded in the three- and six months ended September 30, 2013, respectively. A realized loss of $6,000 was recorded in the three- and six months ended September 30, 2012. As of September 30, 2013 and 2012, the notional amount of open foreign currency forward contracts was $3,192,000 and $5,131,000, respectively. The related unrealized loss was $13,000 and $91,000 at September 30, 2013 and 2012, respectively. We believe we do not have significant counterparty credit risks as of September 30, 2013.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	September 30, 2013	March 31, 2013	September 30, 2012

Foreign currency forward contracts	Other current liabilities	$13	$17	$91

(7)	GOODWILL AND INTANGIBLES

The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. In connection with the sale of the Halloween portion of Paper Magic’s business on September 5, 2012, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit in the second quarter of fiscal 2013. As the sale of the Halloween portion of Paper Magic’s business was a triggering event, the Company performed an interim impairment test on the goodwill remaining in the Paper Magic reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of Paper Magic’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the Paper Magic reporting unit.

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2013		March 31, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames and trademarks	$12,793	$0	$12,793	$0	$12,793	$0
Customer relationships	22,057	8,609	22,057	7,859	22,057	7,109
Non-compete	0	0	0	0	200	200
Trademarks	403	258	403	243	403	228
Patents	1,262	471	1,262	409	1,301	357

	$36,515	$9,338	$36,515	$8,511	$36,754	$7,894

Amortization expense related to intangible assets was $413,000 and $415,000 for the quarters ended September 30, 2013 and 2012, respectively, and was $827,000 and $829,000 for the six months ended September 30, 2013 and 2012, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2014 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2014	$827
Fiscal 2015	1,635
Fiscal 2016	1,634
Fiscal 2017	1,634
Fiscal 2018	1,634

(8)	TREASURY STOCK TRANSACTIONS

Under a stock repurchase program authorized by the Company’s Board, the Company repurchased 214,569 shares of the Company’s common stock for $5,231,000 during the six months ended September 30, 2013. As payment for stock repurchases occurs upon settlement three business days after the trade transaction, $166,000 of this amount was paid by the Company subsequent to September 30, 2013. The Company repurchased 140,183 shares of the Company’s common stock for $2,650,000 during the six months ended September 30, 2012. On July 31, 2012, the Company announced that its Board had authorized the repurchase of up to an additional 500,000 shares of the Company’s common stock. As of September 30, 2013, the Company had 259,041 shares remaining available for repurchase under the Board’s authorization.

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

Recurring Fair Value Measurements

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2013.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2013.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2013.

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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of September 30, 2013 and March 31, 2013 (in thousands):

		Fair Value Measurements at September 30, 2013 Using
	September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$718	$718	$0	$0
Cash surrender value of life insurance policies	1,054	0	1,054	0

Total assets	$1,772	$718	$1,054	$0

Liabilities
Deferred compensation plans	$718	$718	$0	$0
Foreign exchange contracts	13	0	13	0

Total liabilities	$731	$718	$13	$0

		Fair Value Measurements at March 31, 2013 Using
	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$678	$678	$0	$0
Cash surrender value of life insurance policies	1,040	0	1,040	0

Total assets	$1,718	$678	$1,040	$0

Liabilities
Deferred compensation plans	$678	$678	$0	$0
Foreign exchange contract	17	0	$17	$0

Total liabilities	$695	$678	$17	$0

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

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuations use assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy described above. As of September 30, 2013, there were no indications or circumstances indicating that an impairment might exist.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s financial condition, results of operations and cash flows.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

During fiscal 2013, net sales of the Halloween portion of Paper Magic’s business, which was sold on September 5, 2012, were $30,914,000. Excluding Halloween sales, which will not be recurring in the future, approximately 61% of the Company’s sales are all occasion. Excluding Halloween sales, approximately 32% of our sales relate to the Christmas season and approximately 7% of our sales relate to other retail seasons.

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

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last ten fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in the last five fiscal years, the Company has combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate further growth.

On September 5, 2012, the Company and its Paper Magic Group, Inc. (“Paper Magic”) subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000. The Company is liquidating the remaining assets and satisfying the liabilities throughout fiscal 2014.

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest and principal payments due through September 30, 2013 were paid timely. Additionally, in the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of September 30, 2013, the note receivable balance of $500,000 was recorded in other current assets in the accompanying condensed consolidated balance sheet. The results of operations for the three- and six month periods ended September 30, 2013 and 2012 reflect the historical operations of the Cleo Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.

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

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

Sales for the six months ended September 30, 2013 decreased 18% to $159,604,000 from $194,552,000 in the six months ended September 30, 2012 primarily due to lower sales of Halloween products of $26,764,000 as a result of our sale of the Halloween portion of Paper Magic’s business on September 5, 2012, and lower sales of all occasion stationery products compared to the same period in the prior year.

Cost of sales, as a percentage of sales, decreased to 68% in the six months ended September 30, 2013 compared to 70% in the six months ended September 30, 2012 primarily due to sourcing efficiencies and the absence of a write-down of inventory to net realizable value of $966,000 related to the sale of the Halloween portion of Paper Magic’s business which was recorded in the prior year.

Selling, general and administrative (“SG&A”) expenses of $37,679,000 in the six months ended September 30, 2013 decreased from $41,424,000 in the six months ended September 30, 2012 primarily due to reduced payroll and related costs.

Disposition of product line, net of $5,798,000 recorded in the six months ended September 30, 2012, primarily relates to costs associated with the sale of the Halloween portion of Paper Magic’s business, including severance of $1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. The Company incurred $523,000 of transaction costs, which is included in the aforementioned professional fees, yielding net proceeds of $1,758,000. A portion of the goodwill associated with the Paper Magic reporting unit was required to be allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. See Note 4 to the condensed consolidated financial statements for further discussion.

Interest expense, net was $70,000 in the six months ended September 30, 2013 compared to interest income, net of $67,000 in the six months ended September 30, 2012. This change was primarily due to interest income received during the six months ended September 30, 2012 on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas gift wrap business on September 9, 2011). The outstanding principal balance of such note receivable was reduced to $500,000 during fiscal 2013.

Income from continuing operations before income taxes for the six months ended September 30, 2013 was $13,469,000 compared to $10,926,000 in the six months ended September 30, 2012. The increase in income from continuing operations before income taxes for the six months ended September 30, 2013 was primarily due to the reduction in costs associated with the disposition of product line discussed above, favorable margins and lower payroll related expenses, partially offset by the impact of lower sales volume.

Income taxes, as a percentage of income before taxes, were 32% and 45% in the six months ended September 30, 2013 and 2012, respectively. The decrease in income taxes, as a percentage of income before taxes, in the six months ended September 30, 2013 was primarily attributable to a reduction to the property, plant and equipment deferred tax liability recorded in the current period. The increase in income taxes, as a percentage of income before taxes, in the six months ended September 30, 2012 was primarily attributable to a portion of the goodwill reduction recorded related to the sale of the Halloween portion of Paper Magic’s business being non-deductible for tax purposes.

Income from discontinued operations, net of tax of $112,000 for the six months ended September 30, 2013 increased from $44,000 in 2012 primarily due to the favorable outcome of a property tax assessment. The primary operating activity of the discontinued operation ceased in December 2011.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales for the three months ended September 30, 2013 decreased 16% to $112,487,000 from $133,485,000 in the three months ended September 30, 2012 primarily due to lower sales of Halloween products of $18,440,000 due to our sale of the Halloween portion of Paper Magic’s business on September 5, 2012, and lower sales of all occasion stationery products.

Cost of sales, as a percentage of sales, decreased to 67% in the three months ended September 30, 2013 compared to 69% in the three months ended September 30, 2012 primarily due to sourcing efficiencies and the absence of a write-down of inventory to net realizable value of $966,000 related to the sale of the Halloween portion of Paper Magic’s business which was recorded in the same quarter in the prior year.

SG&A expenses of $20,675,000 in the three months ended September 30, 2013 decreased from $22,854,000 in the three months ended September 30, 2012 primarily due to reduced payroll and related costs.

Disposition of product line, net of $5,798,000 recorded in the three months ended September 30, 2012, primarily relates to costs associated with the sale of the Halloween portion of Paper Magic’s business, including severance of

$1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. The Company incurred $523,000 of transaction costs, which is included in the aforementioned professional fees, yielding net proceeds of $1,758,000. A portion of the goodwill associated with the Paper Magic reporting unit was required to be allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. See Note 4 to the condensed consolidated financial statements for further discussion.

Interest expense, net was $50,000 in the three months ended September 30, 2013 compared to interest income, net of $14,000 in the three months ended September 30, 2012. This change was primarily due to interest income received during the three months ended September 30, 2012 on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas gift wrap business on September 9, 2011). The outstanding principal balance of such note receivable was reduced to $500,000 during fiscal 2013.

Income from continuing operations before income taxes for the three months ended September 30, 2013 was $16,040,000 compared to $12,259,000 in 2012. The increase in income from continuing operations before income taxes for the three months ended September 30, 2013 was primarily due to the reduction in costs associated with the disposition of product line discussed above, favorable margins and lower payroll related expenses, partially offset by the impact of lower sales volume.

Income taxes, as a percentage of income before taxes, were 32% and 44% in the three months ended September 30, 2013 and 2012, respectively. The decrease in income taxes, as a percentage of income before taxes, in the three months ended September 30, 2013 was primarily attributable to a reduction to the property, plant and equipment deferred tax liability recorded in the current period. The increase in income taxes, as a percentage of income before taxes, in the three months ended September 30, 2012 was primarily attributable to a portion of the goodwill reduction recorded related to the sale of the Halloween portion of Paper Magic’s business being non-deductible for tax purposes.

Income from discontinued operations, net of tax of $112,000 for the three months ended September 30, 2013 increased from $81,000 in 2012 primarily due to the favorable outcome of a property tax assessment. The primary operating activity of the discontinued operation ceased in December 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had working capital of $177,970,000 and stockholders’ equity of $250,917,000. The increase in accounts receivable from March 31, 2013 reflected seasonal billings of current year Christmas accounts receivable, net of current year collections. The increase in inventories and other current liabilities from March 31, 2013 was primarily a result of the normal seasonal inventory build necessary for the fiscal 2014 shipping season. The increase in stockholders’ equity from March 31, 2013 was primarily attributable to year-to-date net income, partially offset by treasury stock purchases and payments of cash dividends.

The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital needs increase in the second and third quarters, peaking prior to Christmas and dropping thereafter. The sale of the Halloween portion of Paper Magic’s business has decreased the Company’s seasonal working capital requirements. Financing for seasonal working capital requirements, and to provide the Company with sources of capital for general corporate purposes, including acquisitions, is available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. At September 30, 2013, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the six months ended September 30, 2013. The Company is in compliance with all financial debt covenants as of September 30, 2013. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.

As of September 30, 2013, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,983	0	0	0	$1,983

The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of September 30, 2013, the Company is committed to purchase approximately $30,000 of electric power from a vendor through December 31, 2013. The Company believes the minimum commodity purchases under this agreement are well within the Company’s annual commodity requirements. The Company is also committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013. There have been no significant changes to such contractual obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS

With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 97 employees as of September 30, 2013, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.

ACCOUNTING PRONOUNCEMENTS

See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected future timing for liquidation of assets and satisfaction of liabilities associated with the Company’s former Halloween business; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of Berwick Offray and Paper Magic; risks associated with the Company’s sale of the Halloween portion of its Paper Magic business; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2013 have not materially changed from March 31, 2013 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

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

(b)	Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 185,233 shares were repurchased at an average price of $24.29 in the second quarter of fiscal 2014. As of September 30, 2013, there remained an outstanding authorization to repurchase 259,041 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)

July 1 through July 31, 2013	0	$0.00	0	444,274
August 1 through August 31, 2013	85,643	24.26	85,643	358,631
September 1 through September 30, 2013	99,590	24.32	99,590	259,041

Total Second Quarter	185,233	$24.29	185,233	259,041

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.
(2)	On October 23, 2008 and July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares and 500,000 shares, respectively, of the Company’s common stock (the “Repurchase Program”). As of September 30, 2013, the Company repurchased an aggregate of 740,959 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

*Exhibit 10.1	CSS Industries, Inc. 2013 Equity Compensation Plan.

*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: October 30, 2013	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: October 30, 2013	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)