Form 10-Q
period 2013-12-31
CSS INDUSTRIES INC
filed 2014-01-28
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-2661
________________________________________
CSS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	13-1920657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
(215) 569-9900
(Registrant’s telephone number, including area code)
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No
As of January 23, 2014, there were 9,294,838 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Sales	$106,295	$116,020	$265,899	$310,572
Costs and expenses
Cost of sales	70,029	78,407	178,447	214,930
Selling, general and administrative expenses	19,865	20,510	57,544	61,934
Disposition of product line, net	—	—	—	5,798
Interest expense (income), net	82	(1)	152	(68)
Other expense (income), net	3	85	(29)	33
	89,979	99,001	236,114	282,627
Income from continuing operations before income taxes	16,316	17,019	29,785	27,945
Income tax expense	5,328	5,419	9,618	10,372
Income from continuing operations	10,988	11,600	20,167	17,573
Income from discontinued operations, net of tax	19	11	131	55
Net income	$11,007	$11,611	$20,298	$17,628
Net income per common share:
Basic:
Continuing operations	$1.18	$1.21	$2.14	$1.83
Discontinued operations	$—	$—	$0.01	$0.01
Total (1)	$1.18	$1.22	$2.15	$1.84
Net income per common share:
Diluted:
Continuing operations	$1.18	$1.21	$2.13	$1.83
Discontinued operations	$—	$—	$0.01	$0.01
Total (1)	$1.18	$1.22	$2.14	$1.84
Weighted average basic and diluted shares outstanding
Basic	9,296	9,548	9,420	9,594
Diluted	9,341	9,554	9,467	9,597
Cash dividends per share of common stock	$0.15	$0.15	$0.45	$0.45

(1)	Total net income per common share may not foot due to rounding.
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2013	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$68,551	$87,108	$53,347
Accounts receivable, net of allowances of $2,246, $2,009 and $3,408	88,934	43,133	94,445
Inventories	65,156	62,598	66,087
Deferred income taxes	3,873	4,520	4,834
Other current assets	12,410	13,073	13,704
Current assets of discontinued operations	—	2	—
Total current assets	238,924	210,434	232,417
Property, plant and equipment, net	27,553	27,956	28,164
Deferred income taxes	3,314	3,974	195
Other assets
Goodwill	14,522	14,522	14,522
Intangible assets, net	26,763	28,004	28,446
Other	4,156	4,290	7,046
Total other assets	45,441	46,816	50,014
Total assets	$315,232	$289,180	$310,790
Liabilities and Stockholders’ Equity
Current liabilities
Accrued customer programs	$6,188	$4,015	$7,089
Other current liabilities	44,363	30,718	45,717
Current liabilities of discontinued operations	314	644	499
Total current liabilities	50,865	35,377	53,305
Long-term obligations	4,814	4,825	5,020
Stockholders’ equity	259,553	248,978	252,465
Total liabilities and stockholders’ equity	$315,232	$289,180	$310,790
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,298	$17,628
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,677	5,757
Provision for accounts receivable allowances	2,608	4,027
Deferred tax provision (benefit)	1,212	(689)
Stock-based compensation expense	1,358	1,314
(Gain) loss on sale or disposal of assets	(6)	157
Reduction of goodwill	—	2,711
Changes in assets and liabilities:
Increase in accounts receivable	(48,409)	(53,546)
(Increase) decrease in inventory	(2,558)	4,617
Decrease in other assets	797	411
Increase in other accrued liabilities	15,807	17,270
Total adjustments	(23,514)	(17,971)
Net cash used for operating activities - continuing operations	(3,216)	(343)
Net cash used for operating activities - discontinued operations	(328)	(1,709)
Net cash used for operating activities	(3,544)	(2,052)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,035)	(3,269)
Proceeds from disposition of product line, net	—	1,758
Proceeds from sale of fixed assets	8	16
Net cash used for investing activities - continuing operations	(4,027)	(1,495)
Cash flows from financing activities:
Dividends paid	(4,243)	(4,310)
Purchase of treasury stock	(6,634)	(4,864)
Exercise of stock options	49	192
Payments for tax withholding on net restricted stock settlements	(563)	(253)
Tax effect on stock awards	405	(6)
Net cash used for financing activities - continuing operations	(10,986)	(9,241)
Net decrease in cash and cash equivalents	(18,557)	(12,788)
Cash and cash equivalents at beginning of period	87,108	66,135
Cash and cash equivalents at end of period	$68,551	$53,347
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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
On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The assets, liabilities and cash flows related to the Christmas gift wrap business are presented as current assets and liabilities of discontinued operations. The results of operations for the three- and nine months ended December 31, 2013 and 2012, as well as the accompanying notes, reflect the historical operations of Cleo’s Christmas gift wrap business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise noted.
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
On December 3, 2013, the Company announced that, effective immediately, it combined the operations of its C.R. Gibson, LLC business with the operations of its Berwick Offray LLC and Paper Magic Group, Inc. ("Paper Magic") businesses which were previously combined on March 27, 2012.
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

	December 31, 2013	March 31, 2013	December 31, 2012
Raw material	$10,821	$8,116	$9,665
Work-in-process	11,393	14,687	11,351
Finished goods	42,942	39,795	45,071
	$65,156	$62,598	$66,087
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2013	March 31, 2013	December 31, 2012
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	37,202	37,007	37,185
Machinery, equipment and other	101,507	101,916	101,172
	141,217	141,431	140,865
Less - Accumulated depreciation and amortization	(113,664)	(113,475)	(112,701)
Net property, plant and equipment	$27,553	$27,956	$28,164
During the nine months ended December 31, 2013, the Company identified and wrote off certain property, plant and equipment that was fully depreciated and no longer in use. The net effect was to decrease gross cost and accumulated depreciation by $4,237,000. There was no effect on net property, plant and equipment.
Depreciation expense was $1,390,000 and $1,464,000 for the quarters ended December 31, 2013 and 2012, respectively, and was $4,436,000 and $4,514,000 for the nine months ended December 31, 2013 and 2012, respectively.

Income Tax Valuation Allowance
During the quarter ended December 31, 2012, the Company released valuation allowances of $775,000 related to state net operating loss carryforwards which resulted in a tax benefit for the period. There was no such reversal of valuation allowances in the three- and nine months ended December 31, 2013.
Revenue Recognition
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and nine months ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$10,988	$11,600	$20,167	$17,573
Gain from discontinued operations, net of tax	19	11	131	55
Net income	$11,007	$11,611	$20,298	$17,628
Denominator:
Weighted average shares outstanding for basic income per common share	9,296	9,548	9,420	9,594
Effect of dilutive stock options	45	6	47	3
Adjusted weighted average share outstanding for diluted income per common share	9,341	9,554	9,467	9,597
Basic:
Continuing operations	$1.18	$1.21	$2.14	$1.83
Discontinued operations	$—	$—	$0.01	$0.01
Total (1)	$1.18	$1.22	$2.15	$1.84
Diluted:
Continuing operations	$1.18	$1.21	$2.13	$1.83
Discontinued operations	$—	$—	$0.01	$0.01
Total (1)	$1.18	$1.22	$2.14	$1.84

(1)	Total net income per share for certain periods does not foot due to rounding.
Stock options on 151,000 shares of common stock were not included in computing diluted net income per common share for the three- and nine months ended December 31, 2013, respectively, because their effects were antidilutive. Stock options on 151,000 shares of common stock were not included in computing diluted net income per common share for the three- and nine months ended December 31, 2012, respectively, because their effects were antidilutive.

(2)	DISCONTINUED OPERATIONS
On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest and principal payments due through December 31, 2013 were paid timely. Additionally, in the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of December 31, 2013, the note balance of $500,000 was recorded in other current assets in the accompanying condensed consolidated balance sheet.
As a result of the sale of its Christmas gift wrap business, the Company has reported these operations as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Operating (loss) income	$(35)	$22	$83	$(8)
Reversal of reserves	64	—	118	92
Discontinued operations, before income taxes	29	22	201	84
Income tax expense	10	11	70	29
Discontinued operations, net of tax	$19	$11	$131	$55
The following table presents the carrying values of the major accounts of discontinued operations that are included in the condensed consolidated balance sheet (in thousands):

	December 31, 2013	March 31, 2013	December 31, 2012
Accounts receivable, net	$—	$2	$—
Total current assets	$—	$2	$—
Total assets attributable to discontinued operations	$—	$2	$—
Customer programs	$10	$162	$179
Restructuring reserve	—	—	45
Other current liabilities	304	482	275
Total current liabilities	$314	$644	$499
Total liabilities associated with discontinued operations	$314	$644	$499

(3)	BUSINESS RESTRUCTURING
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
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of Paper Magic’s business, to Gemmy. Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The inventory remaining after the Halloween 2012 season was reduced to its estimated net realizable value. The sale price of $2,281,000 was paid to Paper Magic at closing. In connection with the sale, the Company recorded charges of $5,368,000 during the second quarter of fiscal 2013, consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000, professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction) and a non-cash write-down of assets of $1,370,000. Additionally, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. There was also a non-cash charge of $1,266,000 related to the write-down of inventory to net realizable value which was recorded in cost of sales.

During the year ended March 31, 2013, the Company made payments related to the restructuring of $1,901,000. Additionally, the Company reduced the restructuring reserve by $210,000 during fiscal 2013, primarily due to sub-lease income that was greater than originally estimated. During the three- and nine months ended December 31, 2013, the Company made payments of $227,000 and $1,164,000, respectively, primarily related to facility costs and severance. During the nine months ended December 31, 2013, there was a reduction in the restructuring accrual of $396,000 related to costs that were less than originally estimated. As of December 31, 2013, $229,000 of the remaining liability was classified in other current liabilities and $98,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015. The Company is liquidating the remaining assets and satisfying the liabilities through December 2015.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Costs	Professional Fees and Other Costs	Total
Restructuring reserve as of March 31, 2013	$589	$815	$483	$1,887
Cash paid, net of sublease income	(500)	(551)	(113)	(1,164)
Non-cash adjustments	(63)	(91)	(242)	(396)
Restructuring reserve as of December 31, 2013	$26	$173	$128	$327

(5)	STOCK-BASED COMPENSATION
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee (the “Human Resources Committee”) of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. At December 31, 2013, there were 1,131,550 shares available for grant. There are no awards outstanding under the 2013 Plan.
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), which expired on July 30, 2013 upon approval of the 2013 Plan, the Human Resources Committee could grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Service-based options outstanding as of December 31, 2013 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all. Market-based restricted stock units (“RSUs”) outstanding at December 31, 2013 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all. Subject to limited exceptions, service-based RSUs outstanding as of December 31, 2013 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date. Given that the 2004 Plan is now expired, no further grants may be made under such plan.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of

25% per year commencing one year after the date of grant. At December 31, 2013, 101,000 shares were available for grant under the 2011 Plan.

The fair value of each market-based stock option and each market-based RSU granted under the above plans was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (performance-based awards) with the following average assumptions:

	Stock Options		RSUs
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Risk-free interest rate	0.94%	0.72%	0.66%	0.58%
Volatility	52.02%	54.75%	40.47%	57.90%
Dividend yield	2.02%	3.15%	2.04%	3.15%
The weighted average fair value of stock options granted during the nine months ended December 31, 2013 and 2012 was $11.19 and $7.30, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2013 and 2012 was $20.51 and $14.78, respectively.
As of December 31, 2013, there was $1,480,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2013, there was $1,442,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $350,000 and $400,000 in the quarters ended December 31, 2013 and 2012, respectively, and $1,358,000 and $1,314,000 in the nine months ended December 31, 2013 and 2012, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $68,000 and $59,000 was recorded in the three- and nine months ended December 31, 2013, respectively. A realized loss of $50,000 and $56,000 was recorded in the three- and nine months ended December 31, 2012, respectively. As of December 31, 2013 and 2012, the notional amount of open foreign currency forward contracts was $3,401,000 and $5,230,000, respectively. The related unrealized gain was $11,000 as of December 31, 2013 and the related unrealized loss was $13,000 at December 31, 2012. We believe we do not have significant counterparty credit risks as of December 31, 2013.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	December 31, 2013	March 31, 2013	December 31, 2012
Foreign currency forward contracts	Other current assets	$11	$—	$—
Foreign currency forward contracts	Other current liabilities	$—	$17	$13

(7)	GOODWILL AND INTANGIBLES
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
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2013		March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$—	$12,793	$—	$12,793	$—
Customer relationships	22,057	8,984	22,057	7,859	22,057	7,484
Trademarks	403	265	403	243	403	235
Patents	1,262	503	1,262	409	1,301	389
	$36,515	$9,752	$36,515	$8,511	$36,554	$8,108
Amortization expense related to intangible assets was $414,000 and $414,000 for the quarters ended December 31, 2013 and 2012, respectively, and was $1,241,000 and $1,243,000 for the nine months ended December 31, 2013 and 2012, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2014 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2014	$413
Fiscal 2015	1,635
Fiscal 2016	1,634
Fiscal 2017	1,634
Fiscal 2018	1,634

(8)	TREASURY STOCK TRANSACTIONS
On December 11, 2012, the Company purchased, under the Company's stock repurchase program, an aggregate 80,000 shares of its common stock from a trust established by a director of the Company. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of four independent, disinterested directors. The price of $20.00 per share was less than the fair market value of a share of the Company's common stock on the date of the transaction. The Special Committee unanimously authorized the purchase. The total amount of this transaction was $1,600,000.
Under a stock repurchase program authorized by the Company’s Board, the Company repurchased 272,655 shares of the Company’s common stock for $6,634,000 during the nine months ended December 31, 2013. The Company repurchased 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 during the nine months ended December 31, 2012. On July 31, 2012, the Company announced that its Board had authorized the repurchase of up to an additional 500,000 shares of the Company’s common stock. As of December 31, 2013, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2013.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2013.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2013.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of December 31, 2013 and March 31, 2013 (in thousands):

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$769	$769	$—	$—
Cash surrender value of life insurance policies	1,060	—	1,060	—
Foreign exchange contracts	11	—	11	$—
Total assets	$1,840	$769	$1,071	$—
Liabilities
Deferred compensation plans	$769	$769	$—	$—
Total liabilities	$769	$769	$—	$—

		Fair Value Measurements at March 31, 2013 Using
	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$678	$678	$—	$—
Cash surrender value of life insurance policies	1,040	—	1,040	—
Total assets	$1,718	$678	$1,040	$—
Liabilities
Deferred compensation plans	$678	$678	$—	$—
Foreign exchange contract	17	—	$17	$—
Total liabilities	$695	$678	$17	$—
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuations use assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy described above. As of December 31, 2013, there were no indications or circumstances indicating that an impairment might exist.

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
Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company believes that its all occasion stationery, stickers and memory product lines have higher inherent growth potential due to higher market growth rates. The Company continues to pursue sales growth in these and other areas. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last ten fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, on December 3, 2013, the Company announced that, effective immediately, it combined the operations of its C.R. Gibson LLC business with the operations of its Berwick Offray LLC ("Berwick Offray") and Paper Magic Group, Inc. ("Paper Magic") businesses. In the last five fiscal years, the Company had previously combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.
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
On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Cleo Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provides for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. All interest and principal payments due through December 31, 2013 were paid timely. Additionally, in the fourth quarter of fiscal

2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. As of December 31, 2013, the note receivable balance of $500,000 was recorded in other current assets in the accompanying condensed consolidated balance sheet. The results of operations for the three- and nine month periods ended December 31, 2013 and 2012 reflect the historical operations of the Cleo Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.
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
Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012
Sales for the nine months ended December 31, 2013 decreased 14% to $265,899,000 from $310,572,000 in the nine months ended December 31, 2012 primarily due to lower sales of Halloween products of $28,063,000 as a result of our sale of the Halloween portion of Paper Magic’s business on September 5, 2012, and lower sales of all occasion stationery products, Christmas products and narrow woven ribbon compared to the prior year.
Cost of sales, as a percentage of sales, decreased to 67% in the nine months ended December 31, 2013 compared to 69% in the nine months ended December 31, 2012 primarily due to sourcing efficiencies and the absence of a write-down of inventory to net realizable value of $966,000 related to the sale of the Halloween portion of Paper Magic’s business which was recorded in the prior year.
Selling, general and administrative (“SG&A”) expenses of $57,544,000 in the nine months ended December 31, 2013 decreased from $61,934,000 in the nine months ended December 31, 2012 primarily due to reduced payroll and related costs.
Disposition of product line, net of $5,798,000 recorded in the nine months ended December 31, 2012, primarily relates to costs associated with the sale of the Halloween portion of Paper Magic’s business, including severance of $1,282,000, facility closure costs of $1,375,000, professional fees of $1,341,000, a write-down of assets of $1,370,000 and a reduction of goodwill of $2,711,000. These costs were offset by proceeds received from the sale of $2,281,000. The Company incurred $523,000 of transaction costs, which is included in the aforementioned professional fees, yielding net proceeds of $1,758,000. A portion of the goodwill associated with the Paper Magic reporting unit was required to be allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. See Note 4 to the condensed consolidated financial statements for further discussion.
Interest expense, net was $152,000 in the nine months ended December 31, 2013 compared to interest income, net of $68,000 in the nine months ended December 31, 2012. This change was primarily due to interest income received during the nine months ended December 31, 2012 on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas gift wrap business on September 9, 2011). The outstanding principal balance of such note receivable was reduced to $500,000 during fiscal 2013.

Income from continuing operations before income taxes for the nine months ended December 31, 2013 was $29,785,000 compared to $27,945,000 in the nine months ended December 31, 2012. The increase in income from continuing operations before income taxes for the nine months ended December 31, 2013 was primarily due to the reduction in costs associated with the disposition of product line discussed above, favorable margins and lower payroll related expenses, partially offset by the impact of lower sales volume.
Income taxes, as a percentage of income before taxes, were 32% and 37% in the nine months ended December 31, 2013 and 2012, respectively. The decrease in income taxes, as a percentage of income before taxes, in the nine months ended December 31, 2013 was primarily attributable to a reduction to the property, plant and equipment deferred tax liability recorded in the current period. The increase in income taxes, as a percentage of income before taxes, in the nine months ended December 31, 2012 was primarily attributable to a portion of the goodwill reduction recorded related to the sale of the Halloween portion of Paper Magic’s business being non-deductible for tax purposes, partially offset by the release of a valuation allowance related to state net operating loss carryforwards. Excluding discrete tax items recorded in the respective periods, the income tax rates would approximate historical levels.
Income from discontinued operations, net of tax of $131,000 for the nine months ended December 31, 2013 increased from $55,000 in 2012 primarily due to the favorable outcome of a property tax assessment. The primary operating activity of the discontinued operation ceased in December 2011.
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Sales for the three months ended December 31, 2013 decreased 8% to $106,295,000 from $116,020,000 in the three months ended December 31, 2012 primarily due to lower sales of Halloween products of $1,299,000 due to our sale of the Halloween portion of Paper Magic’s business on September 5, 2012, and lower sales of Christmas products and narrow woven ribbon.
Cost of sales, as a percentage of sales, decreased to 66% in the three months ended December 31, 2013 compared to 68% in the three months ended December 31, 2012 primarily due to sourcing efficiencies.
SG&A expenses of $19,865,000 in the three months ended December 31, 2013 decreased from $20,510,000 in the three months ended December 31, 2012 primarily due to reduced payroll and related costs.
Interest expense, net was $82,000 in the three months ended December 31, 2013 compared to interest income, net of $1,000 in the three months ended December 31, 2012. This change was primarily due to interest income received during the three months ended December 31, 2012 on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas gift wrap business on September 9, 2011). The outstanding principal balance of such note receivable was reduced to $500,000 during fiscal 2013.
Income from continuing operations before income taxes for the three months ended December 31, 2013 was $16,316,000 compared to $17,019,000 for the three months ended December 31, 2012. The decrease in income from continuing operations before income taxes for the three months ended December 31, 2013 was primarily due to the impact of lower sales volume, partially offset by favorable margins and lower payroll related expenses.
Income taxes, as a percentage of income before taxes, were 33% and 32% in the three months ended December 31, 2013 and 2012, respectively. The increase in income taxes, as a percentage of income before income taxes, was primarily attributable to a lower benefit related to the reduction to the property, plant and equipment deferred tax liability recorded in the current period compared to the release of a valuation allowance related to state net operating loss carryforwards recorded in the quarter ended December 31, 2012. Excluding discrete tax items recorded in the respective periods, the income tax rates would approximate historical levels.
Income from discontinued operations, net of tax of $19,000 for the three months ended December 31, 2013 increased from $11,000 in 2012. The primary operating activity of the discontinued operation ceased in December 2011.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2013, the Company had working capital of $188,059,000 and stockholders’ equity of $259,553,000. Operating activities of continuing operations used net cash of $3,216,000 during the nine months ended December 31, 2013 compared to $343,000 in the nine months ended December 31, 2012. Net cash used for operating activities from continuing operations during the nine months ended December 31, 2013 reflects our working capital requirements which resulted in an increase in accounts receivable of $48,409,000 due to the seasonal billings of current year Christmas accounts receivable, net of current year collections. This was offset by an increase in other accrued liabilities of $15,807,000 due to increased accounts payable and accruals for income taxes, royalties and sales commissions, partially offset by lower reserves related to the sale of the Halloween portion of PMG's business in the prior year. Included in net income for the nine months ended December 31, 2013 were non-cash charges for depreciation and amortization of $5,677,000, provision for accounts receivable allowances of $2,608,000 and share-based compensation of $1,358,000. Net cash used for operating activities from continuing operations during the nine months ended December 31, 2012 reflects our working capital requirements which resulted in an increase in accounts receivable of $53,546,000 due to seasonal billings of current year Christmas accounts receivable, net of current year collections, offset by an increase in other accrued liabilities of $17,270,000 due to increased accruals for income taxes, royalties and sales commissions. Also contributing to the increase in other current liabilities was the reserve of $2,037,000 related to the sale of the Halloween portion of PMG's business during the second quarter of fiscal 2013. Included in net income for the nine months ended December 31, 2012 were non-cash charges for depreciation and amortization of $5,757,000, provision for accounts receivable allowances of $4,027,000, a reduction in goodwill of $2,711,000 related to the sale of the Halloween portion of PMG's business, and share-based compensation of $1,314,000.
Our investing activities of continuing operations used net cash of $4,027,000 in the nine months ended December 31, 2013, consisting primarily of capital expenditures of $4,035,000. In the nine months ended December 31, 2012, our investing activities consisted primarily of capital expenditures of $3,269,000, partially offset by net proceeds of $1,758,000 from the sale of the Halloween portion of PMG's business.
Our financing activities used net cash of $10,986,000 in the nine months ended December 31, 2013, consisting primarily of purchases of treasury stock of $6,634,000 and payments of dividends of $4,243,000. In the nine months ended December 31, 2012, financing activities used net cash of $9,241,000, consisting primarily of purchases of treasury stock of $4,864,000 and payments of cash dividends of $4,310,000.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings to meet its liquidity requirements. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 70% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital needs increase in the second and third quarters, peaking prior to Christmas and dropping thereafter. The sale of the Halloween portion of Paper Magic’s business has reduced the Company’s seasonal working capital requirements. Financing for seasonal working capital requirements, and to provide the Company with sources of capital for general corporate purposes, including acquisitions, is available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This facility is due to expire on March 17, 2016. At December 31, 2013, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the nine months ended December 31, 2013. The Company is in compliance with all financial debt covenants as of December 31, 2013. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2013, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,983	—	—	—	$1,983
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.

As of December 31, 2013, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 97 employees as of December 31, 2013, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.
ACCOUNTING PRONOUNCEMENTS
See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected future timing for liquidation of assets and satisfaction of liabilities associated with the Company’s former Halloween business; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company's operating businesses; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2013 have not materially changed from March 31, 2013 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
A total of 58,086 shares were repurchased at an average price of $24.15 in the third quarter of fiscal 2014. As of December 31, 2013, there remained an outstanding authorization to repurchase 200,955 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2013	58,086	$24.15	58,086	200,955
November 1 through November 30, 2013	—	—	—	200,955
December 1 through December 31, 2013	—	—	—	200,955
Total Third Quarter	58,086	$24.15	58,086	200,955

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
On October 23, 2008 and July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares and 500,000 shares, respectively, of the Company’s common stock (the “Repurchase Program”). As of December 31, 2013, the Company repurchased an aggregate of 799,045 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

*Exhibit 10.1	Amendment No. 1 to Credit Agreement.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: January 28, 2014	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: January 28, 2014	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)