Form 10-K
period 2014-03-31
CSS INDUSTRIES INC
filed 2014-05-28
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant is $208,456,141. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2013, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2014 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.
At May 22, 2014, there were outstanding 9,294,838 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2014

PART I
Item 1. Business.
General
CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”) and C.R. Gibson, LLC (“C.R. Gibson”).
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2014 refers to the fiscal year ended March 31, 2014.
On December 3, 2013, the Company combined the operations of its C.R. Gibson business with the operations of its Berwick Offray and Paper Magic businesses, which were previously combined on March 27, 2012. These businesses were combined in order to drive sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner.
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000. The Company is satisfying the liabilities through December 2015.
On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. This transaction resulted in a pre-tax gain of $5,849,000 in fiscal 2012. As part of the approved plan to close its manufacturing facility located in Memphis, Tennessee, the Company incurred pre-tax expenses of $8,141,000 during fiscal 2012, of which $706,000 is recorded in continuing operations (see Note 3 to the consolidated financial statements) and $7,435,000 is recorded in discontinued operations (see Note 2 to the consolidated financial statements). The results of operations for the years ended March 31, 2014, 2013 and 2012 reflect the historical operations of the Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC for approximately $5,142,000 in cash. Carson & Gebel Ribbon Co., LLC is a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations.
The Company’s goal is to expand by developing new or complementary products, by entering new markets and by acquiring companies that are complementary with its existing operating businesses.

Principal Products CSS designs and markets decorative ribbons and bows, all occasion boxed greeting cards, gift wrap, gift bags, gift boxes, gift card holders, decorative and waxed tissue paper, decorative films and foils, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, floral accessories and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores. CSS also designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include decorative ribbons and bows, boxed greeting cards, gift tags, gift bags, gift boxes, gift card holders, tissue paper and decorations. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products.
Key brands include Paper Magic®, Berwick®, Offray®, C.R. Gibson®, Markings®, Stepping Stones®, Tapestry®, Seastone®, Dudley’s®, Eureka® and Stickerfitti®.
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

During our 2014 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.
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
Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in Moosic, PA; Dallas, TX; Atlanta, GA and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 12% of total net sales, respectively, during fiscal 2014. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2014. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 60% of our sales in our 2014 fiscal year. Approximately 61% of the Company’s sales are all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Approximately 31% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, retail customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Because the products themselves are primarily seasonal, sales terms do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by C.R. Gibson’s key account representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.
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

Employees
At May 22, 2014, approximately 1,200 persons were employed by CSS (increasing to approximately 1,500 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 95 employees as of May 22, 2014, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
Approximately 61% of our sales are all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Approximately 31% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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
A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 27% and 12% of our sales, respectively, during our 2014 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2014. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 60% of our sales in our 2014 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, with one or more of our large customers, including without limitation a loss or significant reduction in sales resulting from our failure or inability to comply with one or more of any of our customers’ sourcing requirements, may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.
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
For a large portion of our product lines, particularly our Christmas boxed greeting cards, gift bags, gift tags, gift boxes, gift card holders, decorative tissue paper, classroom exchange Valentines, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums and scrapbook product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 61% of our sales in fiscal 2014 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control (including without limitation risks associated with defective products), enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.
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
Our success depends in part on our ability to compete against our competitors in our highly competitive markets. Our competitors, including domestic businesses, such as Hallmark and American Greetings Corporation, foreign manufacturers who market directly to our customer base, and importers of products produced overseas, may be able to offer similar products with more favorable pricing and/or terms of sale or may be able to provide products that more readily meet customer requirements or consumer preferences. Our inability to successfully compete against our competitors could adversely affect our business, results of operations and financial condition.
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

Our business, results of operations and financial condition may be adversely affected if we fail to extend or renegotiate our collective bargaining contract with our labor union, if disputes with our union arise, or if our unionized employees were to engage in a strike, or other work stoppage.
Approximately 95 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland are represented by a labor union. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2014. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreement. If we fail to extend or renegotiate our collective bargaining agreement, if disputes with our union arise, or if our unionized workers engage in a strike or other work related stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.
Employee benefit costs may adversely affect our business, results of operations and financial condition.
We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as healthcare costs of our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because of the future impact of federal healthcare legislation on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.
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
We regularly evaluate the efficiency, productivity and competitiveness of our business, including our competitiveness within our product categories.  As part of such review, we also regularly evaluate the efficiency and productivity of our production and distribution facilities.  In fiscal 2013, we sold the Halloween portion of our Paper Magic business. In fiscal 2012, we sold the Christmas gift wrap portion of our Cleo business and closed our former gift wrap manufacturing facility that was located in Memphis, Tennessee. If we decide to divest a portion of our business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestiture successfully, timely or on commercially reasonable terms. If we decide to close a portion of our business, we cannot be sure of the effect such closure would have on the productivity or effectiveness of the remaining portions of our business, including our ongoing relationships with suppliers and customers, or of the expected success, timing or costs relating to such closure. Activities associated with any divestiture or closure may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives.  Accordingly, future decisions to divest or close any portion of our business may adversely affect our business, results of operations and financial condition.

Our inability to protect our intellectual property rights, or infringement claims asserted against us by others, may adversely affect our business, results of operations and financial condition.
We have a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with our products. While our operations are not dependent upon any individual copyright, patent, tradename, trademark or intellectual property license, we believe that the collective value of our intellectual property is substantial. We rely upon copyright, patent, tradename and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If our proprietary rights were infringed, our business could be adversely affected. In addition, our activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation if we are forced to defend these claims. If we are unsuccessful in defending such claims, our business, results of operations and financial condition could be adversely affected.
We seek to register certain of our copyrights, patents, tradenames and trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. In addition, our confidentiality agreements with some employees or others may not provide adequate protection in the event of unauthorized use or disclosure of our proprietary information, or if our proprietary information otherwise becomes known, or is independently developed by competitors.
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
Our business, results of operations and financial condition may be adversely affected by national or global changes in economic or political conditions, including foreign currency fluctuations and fluctuations in inflation and interest rates, a national or international economic downturn, any future terrorist attacks, and the national and global military, diplomatic and financial exposure to such attacks or other threats.

Our business, results of operations and financial condition may be adversely affected by our ability to successfully manage our information technology (“IT”) infrastructure.
We rely upon our IT infrastructure to operate our business. If we suffer damage, interruption, or impairment of our IT infrastructure resulting from human error, theft, vandalism, fire, flood, power loss, telecommunications failure, terrorist attacks, a computer virus, hacker attack or a malfunction of an IT application, we could experience substantial operational issues, including loss of data or information, misuse of data or information by a third party, unanticipated increases in costs, disruption of operations or business interruption. Our inability to successfully manage our IT infrastructure could adversely affect our business, results of operations and financial condition.
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
Goodwill is subject to an assessment for impairment which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. We perform our required annual assessment as of our fiscal year end. Authoritative guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. We use both a market approach and an income approach to determine the fair value of our reporting units because we believe that the use of multiple valuation techniques results in a more accurate indicator of the fair value of each of our reporting units. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss will be reported.

Other indefinite lived intangible assets, such as our tradenames, also are required to be tested annually for impairment. Authoritative guidance gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. We calculate the fair value of our tradenames using a “relief from royalty payments” methodology. We also review long-lived assets, except for goodwill and indefinite lived intangible assets, for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, we will recognize, for impairment purposes, an amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
The Company also owns a former manufacturing facility aggregating approximately 253,000 square feet which it is in the process of selling, and utilizes owned and leased space aggregating approximately 160,000 square feet for various marketing and administrative purposes, including approximately 9,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Philadelphia, Pennsylvania.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2014 and fiscal 2013.

Fiscal 2014			Dividends Declared
	High	Low
First Quarter	$30.97	$24.57	$0.15
Second Quarter	27.91	21.82	0.15
Third Quarter	31.14	22.85	0.15
Fourth Quarter	28.53	24.60	0.15

Fiscal 2013			Dividends Declared
	High	Low
First Quarter	$20.55	$18.43	$0.15
Second Quarter	20.97	18.06	0.15
Third Quarter	21.89	18.81	0.15
Fourth Quarter	25.97	21.80	0.15
At May 22, 2014, there were approximately 4,175 holders of the Company’s common stock and there were no shares of preferred stock outstanding.
The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph
The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2009 through March 31, 2014, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) two peer groups, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2009 and reinvestment of all dividends).
The peer group utilized consists of Blyth, Inc., Checkpoint Systems, Inc., Ennis, Inc., JAKKS Pacific, Inc. and Lifetime Brands, Inc. (the “Peer Group”). The Peer Group selected by the Company was revised this year to exclude American Greetings Corporation and Kid Brands, Inc. because they are no longer publicly-traded on the New York Stock Exchange, and to include Checkpoint Systems, Inc. and Ennis, Inc. The Company selected this group as its Peer Group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this Peer Group will be flawed, because the businesses of the Peer Group companies are in large part different from the Company’s business. In this regard, Blyth is principally focused on fragranced candle products and related candle accessories, competing only with some of the Company’s products; Lifetime Brands is principally focused on food preparation, tabletop and home décor, competing only with some of the Company’s products; and the other companies principally engage in retail security solutions, printing services or sell juvenile products. The peer group previously used by the Company, which consisted of American Greetings Corporation, Blyth, Inc., JAKKS Pacific, Inc., Kid Brands, Inc. and Lifetime Brands, Inc. ("the Old Peer Group"), is shown in the chart above for comparative purposes.

Item 6. Selected Financial Data.

	Years Ended March 31,
	2014	2013	2012	2011(a)(b)	2010(a)(c)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$320,459	$364,193	$384,663	$383,660	$375,711
Income (loss) from continuing operations before income taxes	27,700	22,637	25,245	26,841	(23,585)
Income (loss) from continuing operations	18,564	15,588	16,229	17,194	(18,984)
Income (loss) from discontinued operations, net of tax	205	(361)	(559)	(11,583)	(4,755)
Net income (loss)	18,769	15,227	15,670	5,611	(23,739)

Net income (loss) per common share:
Basic:
Continuing operations	$1.98	$1.63	$1.67	$1.77	$(1.97)
Discontinued operations	$0.02	$(0.04)	$(0.06)	$(1.19)	$(0.49)
Total	$2.00	$1.59	$1.61	$0.58	$(2.46)
Diluted:
Continuing operations	$1.97	$1.63	$1.67	$1.77	$(1.97)
Discontinued operations	$0.02	$(0.04)	$(0.06)	$(1.19)	$(0.49)
Total	$1.99	$1.59	$1.61	$0.58	$(2.46)

Balance Sheet Data:
Working capital	$187,809	$175,057	$163,294	$145,814	$130,897
Total assets	293,535	289,180	286,564	286,923	281,762
Current portion of long-term debt	—	—	—	66	481
Long-term debt	—	—	—	—	66
Stockholders’ equity	257,216	248,978	243,203	235,659	233,045

Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

(a)	Statement of Operations and Balance Sheet data for 2011 and 2010 has been adjusted to reclassify the results of operations of the Christmas gift wrap business to discontinued operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000. The Company is satisfying the liabilities through December 2015.
On September 9, 2011, the Company sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. This transaction resulted in a pre-tax gain of $5,849,000 in fiscal 2012. In addition, as part of the Company’s plan to close its manufacturing facility located in Memphis, Tennessee, the Company incurred pre-tax expenses of $8,141,000 during fiscal 2012, of which $706,000 is recorded in continuing operations (see Note 3 to the consolidated financial statements) and $7,435,000 is recorded in discontinued operations (see Note 2 to the consolidated financial statements). The results of operations for the years ended March 31, 2014, 2013 and 2012 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC for approximately $5,142,000 in cash. Carson & Gebel Ribbon Co., LLC is a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations.
Approximately 61% of the Company’s sales are attributable to all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, ribbon and bow, gift tissue and gift bag lines.

The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and other all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last ten fiscal years, the Company has closed six manufacturing plants and seven warehouses totaling 2,680,000 square feet. Additionally, in the last five fiscal years, the Company has combined the operations of its Berwick Offray, Paper Magic and C.R. Gibson subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.

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
Results of Operations
Fiscal 2014 Compared to Fiscal 2013
Consolidated net sales for fiscal 2014 decreased to $320,459,000 from $364,193,000 in fiscal 2013. The decrease in net sales was primarily due to lower sales of Halloween products of $29,548,000 as a result of our sale of the Halloween portion of Paper Magic's business on September 5, 2012, and lower sales of all occasion products of $8,521,000 and Christmas products of $4,933,000 compared to the prior year.
Cost of sales, as a percentage of net sales, was 68% in fiscal 2014 and 70% in 2013. This favorable decrease was primarily due to sourcing efficiencies and the absence of a write-down of inventory to net realizable value of $1,266,000 related to the sale of the Halloween portion of Paper Magic's business which was recorded in the prior year.
Selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, was 23% in fiscal 2014 and 22% in fiscal 2013.
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

Interest expense, net was $191,000 in fiscal 2014 compared to interest income, net of $51,000 in fiscal 2013. This change was primarily due to interest income received in the prior year on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas wrap business on September 9, 2011). The outstanding principal balance of such note receivable was reduced to $500,000 during fiscal 2013 and collected in March 2014.
Income from continuing operations before income taxes was $27,700,000, or 9% of net sales, in fiscal 2014 compared to $22,637,000, or 6% of net sales, in fiscal 2013. The increase was primarily due to the reduction in costs associated with the disposition of product line discussed above and favorable margins, partially offset by the impact of lower sales volume.
Income taxes, as a percentage of income from continuing operations before income taxes, were 33% in fiscal 2014 and 31% in 2013. The increase in income taxes in fiscal 2014 was primarily attributable to a lower benefit related to the changes in tax reserves and valuation allowance of approximately 5%, partially offset by the absence of the unfavorable impact of approximately 3% related to the portion of the goodwill reduction being non-deductible for tax purposes in the prior year.
Income from discontinued operations, net of tax for the fiscal year ended March 31, 2014 was $205,000 compared to a loss from discontinued operations, net of tax of $361,000 for the fiscal year ended March 31, 2013. Income from discontinued operations, net of tax of $205,000 for the fiscal year ended March 31, 2014 reflects pre-tax income of $117,000 related to the Christmas gift wrap business which was sold on September 9, 2011 and an income tax benefit of $88,000. The loss from discontinued operations, net of tax of $361,000 for the fiscal year ended March 31, 2013 reflects pre-tax income of $89,000 related to this business offset by income tax expense of $450,000. See further discussion in Notes 1 and 2 to the consolidated financial statements.
Fiscal 2013 Compared to Fiscal 2012
Consolidated net sales for fiscal 2013 decreased to $364,193,000 from $384,663,000 in fiscal 2012. The decrease in net sales was primarily due to lower sales of Christmas boxed greeting cards of $10,187,000 and ribbons and bows of $9,381,000, partially offset by higher sales of gift card holders of $2,641,000.
Cost of sales, as a percentage of net sales, was 70% in fiscal 2013 and 71% in 2012. This favorable decrease was primarily due to manufacturing efficiencies and lower commodity and freight costs compared to the prior year, partially offset by a write-down of inventory to net realizable value of $1,266,000 related to the sale of the Halloween portion of Paper Magic’s business.
SG&A expenses, as a percentage of net sales, was 22% in fiscal 2013 and 2012.
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
Liquidity and Capital Resources
At March 31, 2014 and 2013, the Company had working capital of $187,809,000 and $175,057,000, respectively, and stockholders’ equity of $257,216,000 and $248,978,000, respectively. Operating activities of continuing operations provided net cash of $28,240,000 in fiscal 2014 compared to $31,428,000 in fiscal 2013 and $13,410,000 in fiscal 2012. Net cash provided by operating activities from continuing operations in fiscal 2014 reflects our working capital requirements which resulted in a decrease in inventory of $3,346,000, offset by an increase in accounts receivable of $3,972,000 and a decrease in accounts payable of $2,536,000. Included in fiscal 2014 net income were non-cash charges for depreciation and amortization of $7,543,000 and share-based compensation of $1,843,000. Net cash provided by operating activities from continuing operations in fiscal 2013 reflects our working capital requirements which resulted in a decrease in inventory of $8,106,000, an increase in accrued expenses and long-term obligations of $1,802,000 and an increase in accrued income taxes of $1,290,000, offset by a decrease in accounts payable of $4,073,000 and an increase in accounts receivable of $2,952,000. Included in fiscal 2013 net income were non-cash charges for depreciation and amortization of $7,594,000, a reduction in goodwill of $2,711,000 related to the sale of the Halloween portion of PMG’s business, and share-based compensation of $1,783,000. Net cash provided by operating activities from continuing operations in fiscal 2012 reflects our working capital requirements which resulted in an increase in accrued expenses and long-term obligations of $1,188,000, offset by an increase in accounts receivable of $7,499,000, an increase in inventories of $2,578,000 and a decrease in accounts payable of $7,541,000. Included in fiscal 2012 net income were non-cash charges for depreciation and amortization of $7,880,000 and share-based compensation of $1,683,000.
Our investing activities of continuing operations used net cash of $34,878,000 in fiscal 2014, consisting primarily of the purchase of held-to-maturity investment securities of $29,862,000 and capital expenditures of $5,024,000. In fiscal 2013, our investing activities consisted primarily of capital expenditures of $4,494,000, partially offset by net proceeds of $1,758,000 from the sale of the Halloween portion of Paper Magic’s business. In fiscal 2012, our investing activities consisted primarily of capital expenditures of $3,532,000.
Our financing activities used net cash of $12,360,000 in fiscal 2014, consisting primarily of payments of cash dividends of $5,637,000 and purchases of treasury stock of $6,634,000. In fiscal 2013, financing activities used net cash of $10,671,000, consisting primarily of payments of cash dividends of $5,731,000 and purchases of treasury stock of $4,864,000. In fiscal 2012, financing activities used net cash of $7,272,000, consisting primarily of payments of cash dividends of $5,837,000 and purchases of treasury stock of $1,648,000.
On December 11, 2012, the Company purchased, under the Company’s stock repurchase program, an aggregate of 80,000 shares of its common stock from a trust established by a director of the Company. The terms of the purchase were negotiated on behalf of the Company by a Special Committee of the Board of Directors consisting of four independent, disinterested directors. The price of $20.00 per share was less than the fair market value of a share of the Company’s common stock on the date of the transaction. The Special Committee unanimously authorized the purchase. The total amount of this transaction was $1,600,000.
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 272,655 shares of the Company's common stock for $6,634,000 in fiscal 2014. There were repurchases of 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) in fiscal 2013. There were repurchases of 88,210 shares of the Company’s common stock for $1,648,000 in fiscal 2012. As of March 31, 2014, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. The sale of the Christmas gift wrap portion of Cleo’s business and the sale of the Halloween portion of Paper Magic’s business has reduced the Company’s seasonal working capital requirements. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 17, 2016. For information concerning this credit facility, see Note 10 to the consolidated financial statements. At March 31, 2014, there were no borrowings outstanding under the Company’s revolving credit facility.

Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.
As of March 31, 2014, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total
Operating leases	$4,760	$3,518	$1,299	$62	$9,639
Other long-term obligations (1)	253	1,190	360	1,152	2,955
Royalty obligations (2)	191	848	371	—	1,410
	$5,204	$5,556	$2,030	$1,214	$14,004

(1)
Other long-term obligations consist primarily of postretirement medical liabilities, deferred compensation arrangements and Seastone royalty earn-out. Future timing of payments for other long-term obligations is estimated by management.

(2)	The Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 9 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.
As of March 31, 2014, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,800	$—	$—	$—	$1,800
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
Revenue
Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. In limited cases, the Company may provide the right to return product as part of its customer programs with certain customers. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are shown as a reduction of accounts receivable, except for reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

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
Other indefinite lived intangible assets consist primarily of tradenames which are also required to be tested annually for impairment. In July 2012, the FASB issued amended guidance that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amended guidance became effective for the Company at the beginning of its 2014 fiscal year. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.
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
In connection with the Company’s review of the recoverability of its goodwill as it prepared its financial statements for the fiscal year ended March 31, 2014, the Company elected to perform the qualitative assessment as permitted by the updated accounting literature. As a result of the qualitative assessment performed, it was determined that it was not more likely than not that goodwill was impaired. Consequently, the more detailed two step impairment test was not required. In connection with the Company's review of the recoverability of other intangibles as it prepared its financial statements for the fiscal year ended March 31, 2014, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In connection with the recoverability of property, plant and equipment, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. No impairment of assets was recorded in the fiscal year ended March 31, 2014. In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2013 and 2012, the fair value of all goodwill, other intangible assets and long-lived assets reflected on the Company’s consolidated balance sheets as of March 31, 2013 and 2012 was in excess of the carrying value and no impairment was recorded. See Note 5 to the consolidated financial statements for further discussion.
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
Forward-Looking and Cautionary Statements
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s goals of expanding and growing by developing new or complementary products, aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner, pursuing acquisitions, entering new markets, and acquiring other companies and businesses; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the Company’s anticipation that quarterly cash dividends will continue to be paid in the future; the expected future impact of legal proceedings; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; the expected future timing of the satisfaction of liabilities associated with the Company's former Halloween business; the expected amount and timing of future amortization expense and future compensation expense related to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company's operating businesses; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.
Interest Rate Risk
The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2014, the Company had held-to-maturity investments of $29,862,000 consisting of commercial paper with original maturities at the date of purchase of nine months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Pursuant to the Company’s variable rate line of credit in effect during fiscal 2014, a change in the London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. However, the Company had no borrowings under its credit facility during fiscal 2014.
Foreign Currency Risk
Approximately 1% of the Company’s sales in fiscal 2014 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8. Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
May 28, 2014
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,200	$87,108
Short-term investments	29,862	—
Accounts receivable, net of allowances of $1,669 and $2,009	44,243	43,133
Inventories	59,252	62,598
Deferred income taxes	4,414	4,520
Other current assets	13,472	13,073
Current assets of discontinued operations	1	2
Total current assets	219,444	210,434
NET PROPERTY, PLANT AND EQUIPMENT	27,063	27,956
DEFERRED INCOME TAXES	1,965	3,974
OTHER ASSETS
Goodwill	14,522	14,522
Intangible assets, net of accumulated amortization of $10,137 and $8,511	26,309	28,004
Other	4,232	4,290
Total other assets	45,063	46,816
Total assets	$293,535	$289,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,664	$13,200
Accrued income taxes	217	1,214
Accrued payroll and other compensation	8,754	8,393
Accrued customer programs	4,820	4,015
Accrued other expenses	6,947	7,911
Current liabilities of discontinued operations	233	644
Total current liabilities	31,635	35,377
LONG-TERM OBLIGATIONS	4,684	4,825
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2014 and 2013	1,470	1,470
Additional paid-in capital	52,117	49,884
Retained earnings	347,469	338,464
Accumulated other comprehensive income (loss), net of tax	(19)	(40)
Common stock in treasury, 5,408,246 and 5,235,312 shares, at cost	(143,821)	(140,800)
Total stockholders’ equity	257,216	248,978
Total liabilities and stockholders’ equity	$293,535	$289,180

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2014	2013	2012
Net sales	$320,459	$364,193	$384,663
Costs and expenses
Cost of sales	217,303	255,102	273,213
Selling, general and administrative expenses	75,204	80,619	85,698
Disposition of product line, net	—	5,798	—
Interest expense (income), net	191	(51)	195
Other expense, net	61	88	312
	292,759	341,556	359,418
Income from continuing operations before income taxes	27,700	22,637	25,245
Income tax expense	9,136	7,049	9,016
Income from continuing operations	18,564	15,588	16,229
Income (loss) from discontinued operations, net of tax	205	(361)	(559)
Net income	$18,769	$15,227	$15,670
NET INCOME (LOSS) PER COMMON SHARE
Basic:
Continuing operations	$1.98	$1.63	$1.67
Discontinued operations	$0.02	$(0.04)	$(0.06)
Total	$2.00	$1.59	$1.61
Diluted:
Continuing operations	$1.97	$1.63	$1.67
Discontinued operations	$0.02	$(0.04)	$(0.06)
Total	$1.99	$1.59	$1.61
Weighted average shares outstanding
Basic	9,389	9,562	9,728
Diluted	9,436	9,568	9,732

Comprehensive income:
Net income	$18,769	$15,227	$15,670
Foreign currency translation adjustment	—	—	1
Postretirement medical plan, net of tax	21	(15)	(19)
Comprehensive income	$18,790	$15,212	$15,652

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$18,769	$15,227	$15,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,543	7,594	7,880
Reduction of goodwill from disposition of product line	—	2,711	—
Gain on sale of discontinued operations	—	—	(5,849)
Provision for accounts receivable allowances	2,862	4,746	4,884
Deferred tax provision (benefit)	2,511	(4,257)	5,552
(Gain) loss on sale or disposal of assets	(8)	155	(784)
Share-based compensation expense	1,843	1,783	1,683
Changes in assets and liabilities:
(Increase) in accounts receivable	(3,972)	(2,952)	(7,499)
Decrease (increase) in inventories	3,346	8,106	(2,578)
(Increase) decrease in other assets	(1,282)	(704)	757
(Decrease) in accounts payable	(2,536)	(4,073)	(7,541)
(Decrease) increase in accrued income taxes	(726)	1,290	47
(Decrease) increase in accrued expenses and long-term obligations	(110)	1,802	1,188
Net cash provided by operating activities-continuing operations	28,240	31,428	13,410
Net cash (used for) provided by operating activities-discontinued operations	(410)	(1,565)	12,386
Net cash provided by operating activities	27,830	29,863	25,796
Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(29,862)	—	—
Purchase of property, plant and equipment	(5,024)	(4,494)	(3,532)
Proceeds from disposition of product line, net	—	1,758	—
Proceeds from sale of assets	8	17	57
Net cash used for investing activities-continuing operations	(34,878)	(2,719)	(3,475)
Net cash provided by investing activities-discontinued operations	500	4,500	2,509
Net cash (used for) provided by investing activities	(34,378)	1,781	(966)
Cash flows from financing activities:
Payments on long-term debt obligations	—	—	(66)
Borrowings on notes payable	—	—	74,270
Payments on notes payable	—	—	(74,270)
Dividends paid	(5,637)	(5,731)	(5,837)
Purchase of treasury stock	(6,634)	(4,864)	(1,648)
Proceeds from exercise of stock options	49	192	365
Payments for tax withholding on net restricted stock settlements	(563)	(262)	(60)
Tax effect of stock awards	425	(6)	(26)
Net cash used for financing activities	(12,360)	(10,671)	(7,272)
Net (decrease) increase in cash and cash equivalents	(18,908)	20,973	17,558
Cash and cash equivalents at beginning of period	87,108	66,135	48,577
Cash and cash equivalents at end of period	$68,200	$87,108	$66,135
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
BALANCE, March 31, 2011	—	$—	14,703,084	$1,470	$51,311	$320,024	$(7)	(4,969,679)	$(137,139)	$235,659
Share-based compensation expense	—	—	—	—	1,683	—	—	—	—	1,683
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(562)	—	26,478	927	365
Issuance of common stock under equity plan	—	—	—	—	—	(374)	—	7,495	314	(60)
Purchase of treasury shares	—	—	—	—	—	—	—	(88,210)	(1,648)	(1,648)
Tax effect of stock awards	—	—	—	—	(26)	—	—	—	—	(26)
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(2,585)	—	—	—	—	(2,585)
Foreign currency translation adjustment	—	—	—	—	—	—	1	—	—	1
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,837)	—	—	—	(5,837)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(19)	—	—	(19)
Net income	—	—	—	—	—	15,670	—	—	—	15,670
BALANCE, March 31, 2012	—	—	14,703,084	1,470	50,383	328,921	(25)	(5,023,916)	(137,546)	243,203
Adjustment (see Note 7)	—	—	—	—	(1,727)	1,727	—	—	—	—
Share-based compensation expense	—	—	—	—	1,783	—	—	—	—	1,783
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(193)	—	11,000	385	192
Issuance of common stock under equity plan	—	—	—	—	—	(1,487)	—	28,784	1,225	(262)
Purchase of treasury shares	—	—	—	—	—	—	—	(251,180)	(4,864)	(4,864)
Tax effect of stock awards	—	—	—	—	(6)	—	—	—	—	(6)
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(549)	—	—	—	—	(549)
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,731)	—	—	—	(5,731)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(15)	—	—	(15)
Net income	—	—	—	—	—	15,227	—	—	—	15,227
BALANCE, March 31, 2013	—	—	14,703,084	1,470	49,884	338,464	(40)	(5,235,312)	(140,800)	248,978
Share-based compensation expense	—	—	—	—	1,843	—	—	—	—	1,843
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(2,044)	—	59,793	2,093	49
Issuance of common stock under equity plan	—	—	—	—	—	(2,083)	—	39,928	1,520	(563)
Purchase of treasury shares	—	—	—	—	—	—	—	(272,655)	(6,634)	(6,634)
Tax effect of stock awards	—	—	—	—	425	—	—	—	—	425
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(35)	—	—	—	—	(35)
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,637)	—	—	—	(5,637)
Postretirement medical plan, net of tax	—	—	—	—	—	—	21	—	—	21
Net income	—	—	—	—	—	18,769	—	—	—	18,769
BALANCE, March 31, 2014	—	$—	14,703,084	$1,470	$52,117	$347,469	$(19)	(5,408,246)	$(143,821)	$257,216
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.
On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these consolidated financial statements include assets, liabilities and cash flows related to the Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the years ended March 31, 2014, 2013 and 2012 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussions in this annual report are presented on the basis of continuing operations, unless otherwise noted.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2014 refers to the fiscal year ended March 31, 2014.
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
Nature of Business
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorative tissue paper, decorations, classroom exchange Valentines, floral accessories, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities.
The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”) and C.R. Gibson, LLC (“C.R. Gibson”). On December 3, 2013, the Company combined the operations of its C.R. Gibson business with the operations of its Berwick Offray and Paper Magic businesses, which were previously combined on March 27, 2012. These businesses were combined in order to drive sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner.

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
Approximately 95 of its 1,200 employees (increasing to approximately 1,500 as seasonal employees are added) are represented by a labor union. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2014. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair market value at March 31, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at March 31, 2014 consist of commercial paper with an amortized cost of $29,862,000 and mature in fiscal 2015. There were no short-term investments at March 31, 2013.
Accounts Receivable
The Company offers seasonal dating programs related to certain seasonal product offerings pursuant to which customers that qualify for such programs are offered extended payment terms. With some exceptions, customers do not have the right to return product except for reasons the Company believes are typical of our industry, including damaged goods, shipping errors or similar occurrences. The Company generally is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. In addition, the Company mitigates its exposure to bad debts by evaluating the creditworthiness of its major customers, utilizing established credit limits, and purchasing credit insurance when appropriate and available on terms satisfactory to the Company. Bad debt and returns and allowances reserves are recorded as an offset to accounts receivable while reserves for customer programs are recorded as accrued liabilities. The Company evaluates accounts receivable related reserves and accruals monthly by specifically reviewing customers’ creditworthiness, historical recovery percentages and outstanding customer deductions and program arrangements. Customer account balances are charged off against the allowance reserve after reasonable means of collection have been exhausted and the potential for recovery is considered unlikely.

Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $465,000 and $641,000 at March 31, 2014 and 2013, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $820,000 and $851,000 at March 31, 2014 and 2013, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2014	2013
Raw material	$9,366	$8,116
Work-in-process	14,418	14,687
Finished goods	35,468	39,795
	$59,252	$62,598

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2014	2013
Land	$2,508	$2,508
Buildings, leasehold interests and improvements	37,183	37,007
Machinery, equipment and other	93,928	101,916
	133,619	141,431
Less – Accumulated depreciation and amortization	(106,556)	(113,475)
Net property, plant and equipment	$27,063	$27,956
Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years
When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other expense, net. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.
The Company maintained no assets under capital leases as of March 31, 2014 and 2013. Depreciation expense was $5,917,000, $5,948,000 and $6,197,000 for the years ended March 31, 2014, 2013 and 2012, respectively.
The Company maintains various operating leases and records rent expense on a straight-line basis over the lease term. See Note 11 for further discussion.

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
Other indefinite lived intangible assets consist primarily of tradenames which are also required to be tested annually for impairment. In July 2012, the FASB issued amended guidance that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amended guidance became effective for the Company at the beginning of its 2014 fiscal year. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.
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
In the fourth quarter of fiscal 2014, the Company elected to perform the qualitative assessment of its goodwill as permitted by the updated accounting literature. As a result of the qualitative assessment performed, it was determined that it was not more likely than not that goodwill was impaired. Consequently, the more detailed two step impairment test was not performed. In connection with the Company's review of the recoverability of other intangibles as it prepared its financial statements for the fiscal year ended March 31, 2014, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In each of fiscal 2013 and 2012, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. The Company determined that no impairment of intangible assets existed in fiscal 2013 or in fiscal 2012.

In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2014, 2013 and 2012, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. There was no impairment of assets recorded in fiscal 2014, 2013 or 2012.
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
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized gains of $123,000 were recorded in the fiscal year ended March 31, 2014 and realized losses of $40,000 were recorded in the fiscal year ended March 31, 2013. There were no open foreign currency forward exchange contracts as of March 31, 2014. As of March 31, 2013, the notional amount of open foreign currency forward contracts was $187,000 and the related unrealized loss was $17,000.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s consolidated balance sheet as of March 31, 2014 and 2013 (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet	Fair Value as of March 31,
	Location	2014	2013
Foreign currency forward contracts	Other current liabilities	$—	$17
Interest (Income) Expense
Interest income was $92,000, $342,000 and $223,000 in the years ended March 31, 2014, 2013 and 2012, respectively. Interest expense was $283,000, $291,000 and $418,000 in the years ended March 31, 2014, 2013 and 2012, respectively.
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
Revenue Recognition
Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. In limited cases, the Company may provide the right to return product as part of its customer programs with certain customers. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are shown as a reduction of accounts receivable, except for reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.
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
Product development costs capitalized as of March 31, 2014 and 2013 were $3,778,000 and $3,481,000, respectively, and are included in other current assets in the consolidated financial statements. Product development expense of $5,716,000, $6,785,000 and $8,222,000 was recognized in the years ended March 31, 2014, 2013 and 2012, respectively.
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
Net Income (Loss) Per Common Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2014, 2013 and 2012.

	For the Years Ended March 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$18,564	$15,588	$16,229
Income (loss) from discontinued operations, net of tax	205	(361)	(559)
Net income	$18,769	$15,227	$15,670
Denominator:
Weighted average shares outstanding for basic income per common share	9,389	9,562	9,728
Effect of dilutive stock options	47	6	4
Adjusted weighted average shares outstanding for diluted income per common share	9,436	9,568	9,732
Basic:
Continuing operations	$1.98	$1.63	$1.67
Discontinued operations	$0.02	$(0.04)	$(0.06)
Total	$2.00	$1.59	$1.61
Diluted:
Continuing operations	$1.97	$1.63	$1.67
Discontinued operations	$0.02	$(0.04)	$(0.06)
Total	$1.99	$1.59	$1.61
Stock options on 151,000 shares, 182,000 shares, and 343,000 shares of common stock were not included in computing diluted net income per common share for the years ended March 31, 2014, 2013 and 2012, respectively, because their effects were antidilutive.
Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.
Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2014	2013	2012
	(in thousands)
Cash paid during the year for:
Interest	$289	$245	$383
Income taxes	$9,112	$9,770	$2,665

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
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility and Other Costs	Total
Restructuring reserve as of March 31, 2012	750	80	830
Cash paid – fiscal 2013	(705)	(30)	(735)
Non-cash adjustments – fiscal 2013	(45)	(50)	(95)
Restructuring reserve as of March 31, 2013 and 2014	$—	$—	$—

On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Cleo retained the right and obligation to fulfill all customer orders for Christmas gift wrap products for Christmas 2011. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. This transaction resulted in a pre-tax gain of $5,849,000 in fiscal 2012.
As a result of the sale of its Christmas gift wrap business, the Company has reported these operations, including the operating income of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Years Ended March 31,
	2014	2013	2012
Operating loss (A)	$(11)	$(6)	$(903)
Exit costs	128	95	(6,572)
Exit costs – equipment sale	—	—	825
Gain on sale of business to Impact	—	—	5,849
Discontinued operations, before income taxes	117	89	(801)
Income tax (benefit) expense (B)	(88)	450	(242)
Discontinued operations, net of tax	$205	$(361)	$(559)

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

(B)
Fiscal 2014 includes a $356,000 current income tax benefit offset by $268,000 deferred income tax provision. Fiscal 2013 includes a $1,496,000 current income tax provision offset by a $1,046,000 deferred income tax benefit. Fiscal 2012 includes a $5,787,000 current income tax benefit offset by a $5,545,000 deferred income tax provision.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the March 31, 2014 and 2013 consolidated balance sheet (in thousands):

	March 31,
	2014	2013
Accounts receivable, net	$1	$2
Total assets attributable to discontinued operations	$1	$2

Customer programs	$—	$162
Other current liabilities	233	482
Total liabilities associated with discontinued operations	$233	$644

(3) BUSINESS RESTRUCTURING
On March 27, 2012, the Company combined the operations of its Berwick Offray and Paper Magic subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sales and marketing resources in a more strategic manner. Involuntary termination benefits offered to terminated employees were under the Company’s pre-existing severance program. The Company recorded approximately $706,000 in employee severance charges during fiscal 2012 and made payments of $523,000 and $116,000 in the years ended March 31, 2013 and 2012, respectively. The final restructuring payment of $13,000 was paid in April 2013. During the fiscal year ended March 31, 2013, there was a reduction in the restructuring accrual of $54,000 related to severance costs that were less than originally estimated as certain employees under the plan did not receive the expected amount of severance. The charges associated with this restructuring plan are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(4) DISPOSITION OF PRODUCT LINE
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of Paper Magic’s business, to Gemmy. Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. In connection with the sale, the Company recorded charges of $5,368,000 during the second quarter of fiscal 2013, consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000, professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction) and a non-cash write-down of assets of $1,370,000. Additionally, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. There was also a non-cash charge of $1,266,000 related to the write-down of inventory to net realizable value which was recorded in cost of sales. Net sales of the Halloween business were $1,366,000, $30,914,000 and $31,156,000 for the years ended March 31, 2014, 2013 and 2012, respectively.
During fiscal 2013, the Company made payments related to the restructuring of $1,901,000 and there was a reduction in the restructuring reserve of $210,000, primarily due to sub-lease income that was greater than originally estimated. During the year ended March 31, 2014, the Company made payments related to the restructuring of $1,251,000 and reduced the restructuring reserve by $412,000 related to costs that were less than originally estimated. As of March 31, 2014, $117,000 of the remaining liability was classified in current liabilities and $107,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015. The Company is satisfying the liabilities through December 2015.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Costs	Professional Fees and Other Costs	Total
Initial restructuring reserve	$1,282	$1,375	$1,341	$3,998
Cash paid – fiscal 2013	(734)	(315)	(852)	(1,901)
Non-cash adjustments – fiscal 2013	41	(245)	(6)	(210)
Restructuring reserve as of March 31, 2013	589	815	483	1,887
Cash paid – fiscal 2014	(516)	(621)	(114)	(1,251)
Non-cash adjustments – fiscal 2014	(73)	(82)	(257)	(412)
Restructuring reserve as of March 31, 2014	$—	$112	$112	$224

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
The following table shows changes in goodwill for the fiscal year ended March 31, 2013. There were no changes to the goodwill balance during fiscal year 2014 (in thousands):

Balance as of March 31, 2012	$17,233
Reduction in goodwill	(2,711)
Balance as of March 31, 2013 and 2014	$14,522
The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2014 and 2013 is as follows (in thousands):

	March 31, 2014		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,793	$—	$12,793	$—
Customer relationships	22,057	9,359	22,057	7,859
Trademarks	403	273	403	243
Patents	1,193	505	1,262	409
	$36,446	$10,137	$36,515	$8,511
There was a decrease in patents in the amount of $69,000 and $39,000 during fiscal 2014 and 2013, respectively, related to the Seastone royalty earn-out, equal to 5% of the estimated net sales of certain products through 2014. The Company believes that the obligation related to the earn-out is determinable beyond a reasonable doubt.

The weighted-average amortization period of customer relationships, trademarks and patents are 12 years, 10 years and 10 years, respectively.
Amortization expense was $1,626,000 for fiscal 2014, $1,646,000 for fiscal 2013, and $1,683,000 for fiscal 2012. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2015	$1,628
Fiscal 2016	1,627
Fiscal 2017	1,627
Fiscal 2018	1,627
Fiscal 2019	1,627
In the fourth quarter of fiscal 2014, 2013 and 2012, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed.
The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2014, 2013 and 2012, the Company determined that no impairment existed in fiscal 2014, 2013 and 2012.

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
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 272,655 shares of the Company's common stock for $6,634,000 in fiscal 2014. The Company repurchased 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) in fiscal 2013. The Company repurchased 88,210 shares of the Company’s common stock for $1,648,000 in fiscal 2012. As of March 31, 2014, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

(7) SHARE-BASED PLANS

2013 Equity Compensation Plan
On July 30, 2013, the Company's stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan ("2013 Plan"). Under the terms of the Company's 2013 Plan, the Human Resources Committee of the Company's Board of Directors ("Board"), or other committee appointed by the Board (collectively with the Human Resources Committee, the "2013 Equity Plan Committee"), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. At March 31, 2014, there were 1,132,950 shares available for grant and no awards outstanding under the 2013 Plan.

2004 Equity Compensation Plan
Under the terms of the 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee of the Board previously had the ability to grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Effective upon approval of the 2013 Plan on July 30, 2013, no further grants will be made under the 2004 Plan. Service-based options outstanding as of March 31, 2014 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s)

on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at March 31, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. Subject to limited exceptions, service-based RSUs outstanding as of March 31, 2014 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.

2011 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2014, 101,000 shares were available for grant under the 2011 Plan.

Compensation cost is recognized over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).
Stock Options
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $1,008,000, $857,000, and $869,000 in the years ended March 31, 2014, 2013 and 2012, respectively, and the associated future income tax benefit recognized was $375,000, $310,000, and $313,000 in the years ended March 31, 2014, 2013 and 2012, respectively.

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

Activity and related information pertaining to stock options for the years ended March 31, 2014, 2013 and 2012 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at April 1, 2011	815,930	$26.43
Granted	114,000	18.78
Exercised	(42,577)	16.70
Forfeited/canceled	(290,031)	28.31
Outstanding at March 31, 2012	597,322	24.75
Granted	132,600	18.79
Exercised	(11,000)	17.47
Forfeited/canceled	(208,381)	31.32
Outstanding at March 31, 2013	510,541	20.68
Granted	108,700	29.84
Exercised	(182,378)	20.03
Forfeited/canceled	(48,800)	23.87
Outstanding at March 31, 2014	388,063	$23.14	4.0 years	$1,737
Exercisable at March 31, 2014	128,037	$23.17	2.2 years	$592
The fair value of each stock option granted was estimated on the date of grant using either the Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	For the Years Ended March 31,
	2014	2013	2012
Expected dividend yield at time of grant	2.02%	2.92%	3.21%
Expected stock price volatility	52%	54%	54%
Risk-free interest rate	0.94%	0.61%	2.14%
Expected life of option (in years)	4.8	5.0	5.1
Expected volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
The weighted average fair value of stock options granted during fiscal 2014, 2013 and 2012 was $11.19, $7.30 and $6.87, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2014, 2013 and 2012 was $1,606,000, $25,000 and $174,000, respectively. The total fair value of stock options vested during fiscal 2014, 2013 and 2012 was $667,000, $544,000 and $775,000.
As of March 31, 2014, there was $1,215,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units
Compensation cost related to RSUs recognized in operating results (included in selling, general and administrative expenses) was $835,000, $926,000 and $814,000 in the years ended March 31, 2014, 2013 and 2012, respectively, and the associated future income tax benefit recognized was $311,000, $335,000 and $293,000 in the years ended March 31, 2014, 2013 and 2012, respectively.
Activity and related information pertaining to RSUs for the years ended March 31, 2014, 2013 and 2012 was as follows:

	Number of RSUs	Weighted Average Fair Value	Weighted Average Contractual Life
Outstanding at April 1, 2011	186,000	$17.80
Granted	79,850	16.33
Vested	(10,825)	25.29
Forfeited/canceled	(37,015)	17.27
Outstanding at March 31, 2012	218,010	16.98
Granted	70,800	14.78
Vested	(42,479)	18.75
Forfeited/canceled	(16,889)	16.24
Outstanding at March 31, 2013	229,442	16.02
Granted	38,850	20.51
Vested	(59,517)	16.64
Forfeited/canceled	(15,950)	15.83
Outstanding at March 31, 2014	192,825	$16.75	4.7 years
The fair value of each market-based RSU granted during fiscal 2014 and 2013 was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

	For the Years Ended March 31,
	2014	2013
Expected dividend yield at time of grant	2.04%	3.15%
Expected stock price volatility	40%	58%
Risk-free interest rate	0.66%	0.58%
The fair value of each RSU granted during fiscal 2012 was estimated on the date of grant based on the closing price of the Company’s common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.
The total fair value of restricted stock units vested during fiscal 2014, 2013 and 2012 was $990,000, $797,000 and $298,000.
As of March 31, 2014, there was $1,200,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.0 years.

(8) RETIREMENT BENEFIT PLANS
Profit Sharing Plans
The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of the employees of the Company and its subsidiaries as of March 31, 2014. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plans for the years ended March 31, 2014, 2013 and 2012 was $689,000, $703,000 and $412,000, respectively.
Postretirement Medical Plan
The Company’s Berwick Offray subsidiary administers a postretirement medical plan covering certain persons who were employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended March 31,
	2014	2013
Benefit obligation at beginning of year	$871	$877
Interest cost	36	38
Actuarial (gain) loss	(30)	24
Benefits paid	(73)	(68)
Benefit obligation at end of year	$804	$871
The benefit obligation of $804,000 and $871,000 as of March 31, 2014 and 2013, respectively, was recorded in long-term obligations in the consolidated balance sheet.
The net loss recognized in accumulated other comprehensive loss at March 31, 2014 was $26,000, net of tax, and there is no actuarial gain or loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2015.
The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2014, 2013 and 2012 were a discount rate of 4.50% (4.25% for 2013 and 4.50% for 2012) and assumed health care cost trend rates of 9% (10% for 2013 and 11% for 2012) trending down to an ultimate rate of 5% in 2022. The discount rate is determined based on the average of the Citigroup Pension Liability Index, Moody's Long Term Corporate Bond Yield, and Corporate Bond Rate calculated by the Internal Revenue Service.
Net periodic pension and postretirement medical costs were $36,000, $38,000 and $48,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

(9) INCOME TAXES
Income from continuing operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2014	2013	2012
United States	$18,112	$13,468	$19,262
Foreign	9,588	9,169	5,983
	$27,700	$22,637	$25,245

The following table summarizes the provision for U.S. federal, state and foreign taxes on income from continuing operations (in thousands):

	For the Years Ended March 31,
	2014	2013	2012
Current:
Federal	$4,830	$7,871	$7,296
State	481	876	726
Foreign	1,582	1,513	987
	6,893	10,260	9,009
Deferred:
Federal	1,978	(1,917)	(63)
State	265	(1,294)	70
	2,243	(3,211)	7
	$9,136	$7,049	$9,016

The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

	For the Years Ended March 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.9	1.4	2.1
Changes in tax reserves and valuation allowance	1.6	(3.1)	0.1
Nondeductible goodwill	—	2.5	—
Permanent book/tax differences (primarily §199 deduction)	(2.2)	(1.6)	(0.7)
Other, net	(3.3)	(3.1)	(0.8)
	33.0%	31.1%	35.7%
The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.
Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable by $1,175,000, $290,000 and $99,000 in fiscal 2014, 2013 and 2012, respectively.
Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
Deferred income tax assets:
Accounts receivable	$196	$332
Inventories	2,852	2,806
Accrued expenses	3,093	3,016
State net operating loss and credit carryforwards	6,031	5,992
Share-based compensation	1,718	1,861
Intangibles	2,110	3,031
	16,000	17,038
Valuation allowance	(5,815)	(5,467)
	10,185	11,571
Deferred income tax liabilities:
Property, plant and equipment	1,248	1,823
Unremitted earnings of foreign subsidiaries	2,308	986
Other	250	268
	3,806	3,077
Net deferred income tax asset	$6,379	$8,494
At March 31, 2014 and 2013, the Company had potential state income tax benefits of $6,315,000 (net of federal tax of $3,400,000) and $6,158,000 (net of federal tax of $3,316,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2034. At March 31, 2014 and 2013, the Company provided valuation allowances of $5,815,000 and $5,467,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies. The decrease in the state net operating loss in fiscal 2013 primarily related to the expiration of a state net operating loss carryforward that had been offset by a full valuation allowance. During fiscal 2013, the Company released a portion of its valuation allowance associated with state net operating losses as it was determined it was more likely than not the net operating losses would be utilized prior to expiration.
As of March 31, 2012, the Company reduced its deferred income tax assets related to share-based compensation by $2,585,000 due to the expiration of certain stock options. The corresponding non-cash charge had no impact on the consolidated statement of operations and reduced additional paid-in capital as the Company has a sufficient hypothetical additional paid-in capital pool in accordance with the applicable income tax accounting literature. Of the $2,585,000, recorded in fiscal 2012, approximately $718,000 related to expirations which occurred in fiscal 2012. The remainder of $1,867,000 related to expirations prior to fiscal 2012. The correction of this item did not have a material impact on the Company’s consolidated financial statements. Management evaluated the quantitative and qualitative impact of the correction on previously reported periods as well as the year ended March 31, 2012. Based on this evaluation, management concluded that the adjustment was not material to the consolidated financial statements. As of March 31, 2014 and 2013, the Company reduced its deferred income tax asset related to share-based compensation by $35,000 and $549,000, respectively, due to the expiration of certain stock options during fiscal 2014 and 2013.
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

	March 31,
	2014	2013
Gross unrecognized tax benefits at April 1	$1,276	$1,108
Additions based on tax positions related to the current year	162	168
Gross unrecognized tax benefits at March 31	$1,438	$1,276
The total amount of gross unrecognized tax benefits at March 31, 2014 of $1,438,000 was classified in long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $935,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.
Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $544,000 of interest and penalties are accrued at March 31, 2014, $110,000 of which was recorded during the current year.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s federal tax return for the year ended March 31, 2009 was examined by the Internal Revenue Service and settled with no adjustments. State and foreign income tax returns remain open back to March 31, 2008 in major jurisdictions in which the Company operates.

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

Interest on the facility accrues at per annum rates equal to, at the Company’s option, either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.25% per annum on the average daily unused amount of the Commitment Level that is then applicable. As of March 31, 2014 and 2013, there were no amounts outstanding under the facility and there were no borrowings under the facility during fiscal 2014 and 2013. Outstanding letters of credit under the facility totaled $1,800,000 and $2,393,000 at March 31, 2014 and 2013, respectively. These letters of credit guarantee funding of workers compensation claims.
The agreement governing the facility contains financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $140,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00.  The facility also contains covenants that address, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale–leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applies only upon the occurrence and continuance of a Company default under the facility, or when a dividend payment would give rise to such a default. The Company is in compliance with all financial debt covenants as of March 31, 2014.

(11) OPERATING LEASES
The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all non-cancelable lease obligations are as follows (in thousands):

2015	$4,760
2016	2,517
2017	1,001
2018	1,001
2019	298
Thereafter	62
Total	$9,639
Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rental income of $253,000 in fiscal 2015 and $173,000 in fiscal 2016. The Company records rent expense on a straight-line basis over the lease term in accordance with ASC 840-20-25. Rent expense was $5,312,000, $6,048,000 and $6,414,000 for the years ended March 31, 2014, 2013 and 2012, respectively. Sublease income was $165,000 for the year ended March 31, 2014. There was no sublease income recorded in fiscal 2013 or 2012.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions as of March 31, 2013. There were no foreign currency contracts outstanding as of March 31, 2014.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in long-term obligations in the consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2014 and 2013.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2014 and 2013.

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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2014 and 2013.

	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$782	$782	$—	$—
Cash surrender value of life insurance policies	1,079	—	1,079	—
Total assets	$1,861	$782	$1,079	$—
Liabilities:
Deferred compensation plans	$782	$782	$—	$—
Total liabilities	$782	$782	$—	$—

	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$678	$678	$—	$—
Cash surrender value of life insurance policies	1,040	—	1,040	—
Total assets	$1,718	$678	$1,040	$—
Liabilities:
Deferred compensation plans	$678	$678	$—	$—
Foreign exchange contract	17	—	17	—
Total liabilities	$695	$678	$17	$—
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. Short-term investments include held-to-maturity securities that are recorded at amortized cost, which approximates fair value (Level 2), because their short-term maturity results in the interest rates on these securities approximating current market interest rates.

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
In connection with the sale of the Halloween portion of Paper Magic’s business on September 5, 2012, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. As the sale of the Halloween portion of Paper Magic’s business was a triggering event, the Company performed an interim impairment test on the goodwill remaining in the Paper Magic reporting unit after the reduction in goodwill associated with the sale of the Halloween portion of Paper Magic’s business was recorded. The Company determined that no impairment existed for the remainder of the goodwill of the Paper Magic reporting unit. There were no other indications or circumstances indicating that an impairment might exist in regard to the Company’s other nonfinancial assets which are measured at fair value on a nonrecurring basis as of March 31, 2014 and 2013.

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
The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2014	2013	2012
All occasion	$195,147	$203,668	$206,175
Christmas	100,533	105,466	123,001
Other seasonal	24,779	55,059	55,487
Total	$320,459	$364,193	$384,663

One customer accounted for sales of $87,925,000, or 27% of total sales in fiscal 2014, $99,459,000, or 27% of total sales in fiscal 2013, and $96,836,000, or 25% of total sales in fiscal 2012. One other customer accounted for sales of

$38,348,000, or 12% of total sales in fiscal 2014, $48,948,000, or 13% of total sales in fiscal 2013, and $50,501,000, or 13% of total sales in fiscal 2012.

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
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of ASU 2012-02 effective April 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s future indefinite-lived intangibles impairment tests.
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
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Caryforward Exists (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-11"), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company's financial condition, results of operations and cash flows.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

2014	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$47,117	$112,487	$106,295	$54,560
Gross profit	$14,459	$36,727	$36,266	$15,704
(Loss) income from continuing operations	$(1,667)	$10,846	$10,988	$(1,603)
(Loss) income from discontinued operations, net of tax	$—	$112	$19	$74
Net (loss) income	$(1,667)	$10,958	$11,007	$(1,529)
Net (loss) income per common share:
Basic:
Continuing operations	$(0.18)	$1.15	$1.18	$(0.17)
Discontinued operations	$—	$0.01	$—	$0.01
Total (1) (2)	$(0.18)	$1.16	$1.18	$(0.16)
Diluted:
Continuing operations	$(0.18)	$1.14	$1.18	$(0.17)
Discontinued operations	$—	$0.01	$—	$0.01
Total (1) (2)	$(0.18)	$1.16	$1.18	$(0.16)

2013	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$61,067	$133,485	$116,020	$53,621
Gross profit	$17,198	$40,831	$37,613	$13,449
(Loss) income from continuing operations	$(867)	$6,840	$11,600	$(1,985)
(Loss) income from discontinued operations, net of tax	$(37)	$81	$11	$(416)
Net (loss) income	$(904)	$6,921	$11,611	$(2,401)
Net (loss) income per common share:
Basic:
Continuing operations (1)	$(0.09)	$0.71	$1.21	$(0.21)
Discontinued operations (1)	$—	$0.01	$—	$(0.04)
Total (1) (2)	$(0.09)	$0.72	$1.22	$(0.25)
Diluted:
Continuing operations (1)	$(0.09)	$0.71	$1.21	$(0.21)
Discontinued operations (1)	$—	$0.01	$—	$(0.04)
Total (1) (2)	$(0.09)	$0.72	$1.22	$(0.25)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

(2)	Total net (loss) income per common share may not foot due to rounding.
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

(17) SUBSEQUENT EVENT

On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC for approximately $5,142,000 in cash. Carson & Gebel Ribbon Co., LLC is a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2014, and our report dated May 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
May 28, 2014
Philadelphia, PA
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 11. Executive Compensation.
See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2014 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income—for the years ended March 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows—for the years ended March 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity—for the years ended March 31, 2014, 2013 and 2012
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

3.7
Bylaws of CSS Industries, Inc., as amended to date (as last amended March 19, 2013) (incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

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

Management Contracts, Compensatory Plans or Arrangements

10.2
CSS Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002).

10.3
Employment Agreement dated as of May 12, 2006 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2006).

10.4
CSS Industries, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.5	2004 Equity Compensation Plan (as amended through July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).

10.6
Amendment to Employment Agreement dated as of September 5, 2008 between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated October 30, 2008).

10.7
Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

10.8
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

10.10
Form of Non-Qualified Stock Option Grant for time-vested grants under the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009).

10.11
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

10.13	Amendment 2011-1 to the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).

10.14
Form of Non-Qualified Stock Option Grant for performance-vested grants under 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.15
Form of Stock Bonus Award Grant for performance-vested restricted stock unit grants under 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.16	CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2011).

10.17
Form of Stock Option Agreement for grants under the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012).

10.18
Amendment 2012-1 to CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2012).

10.19
Employment Agreement between Jack Farber and CSS Industries, Inc. dated December 5, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.20
Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.21
Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Vincent A. Paccapaniccia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.22
CSS Industries, Inc. Management Incentive Program (as amended and restated effective as of March 19, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.23
CSS Industries, Inc. FY 2014 Management Incentive Program Criteria for CSS Industries, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.24
CSS Industries, Inc. FY 2014 Management Incentive Program Criteria for C.R. Gibson, LLC (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.25	CSS Industries, Inc. 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2013).

10.26	Amendment No. 1 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on January 28, 2014).

10.27
Amendment dated March 18, 2014 to Employment Agreement between CSS Industries, Inc. and Jack Farber (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2014).

10.28
Separation Agreement and Release of Claims dated December 13, 2013 between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2013).

*10.29	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as amended through January 21, 2014).

*10.30	CSS Industries, Inc. FY 2015 Management Incentive Program Criteria.
Other

21.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*101.INS XBRL Instance Document.
*101.SCH XBRL Schema Document.
*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance	Charged
	at	to Costs	Charged		Balance
	Beginning	and	to Other		At End of
	of Period	Expenses	Accounts	Deductions	Period
		(in thousands)
Year ended March 31, 2014
Accounts receivable allowances	$2,009	$2,862	$—	$3,202	$1,669
Accrued customer programs	4,015	9,424	—	8,619	4,820
Accrued restructuring expenses	1,900	—	—	1,676	224	(a)
Year ended March 31, 2013
Accounts receivable allowances	$1,764	$4,746	$—	$4,501	$2,009
Accrued customer programs	3,298	11,667	—	10,950	4,015
Accrued restructuring expenses	590	3,998	—	2,688	1,900	(a)
Year ended March 31, 2012
Accounts receivable allowances	$2,680	$4,884	$—	$5,800	$1,764
Accrued customer programs	4,162	11,233	—	12,097	3,298
Accrued restructuring expenses	—	724	—	134	590	(b)

Notes:
(a)	Classified in accrued other expenses and long-term obligations in the accompanying consolidated balance sheet as of March 31, 2013 and 2014.
(b)	Classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

Dated: May 28, 2014	By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 28, 2014	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer and a director)

Dated: May 28, 2014	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia, Vice President—Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 28, 2014	/s/ Jack Farber
Jack Farber, Director

Dated: May 28, 2014	/s/ Scott A. Beaumont
Scott A. Beaumont, Director

Dated: May 28, 2014	/s/ James H. Bromley
James H. Bromley, Director

Dated: May 28, 2014	/s/ Robert Chappell
Robert Chappell, Director

Dated: May 28, 2014	/s/ Elam M. Hitchner, III
Elam M. Hitchner, III, Director

Dated: May 28, 2014	/s/ Rebecca C. Matthias
Rebecca C. Matthias, Director