Form 10-Q
period 2014-06-30
CSS INDUSTRIES INC
filed 2014-07-30
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 25, 2014, there were 9,323,162 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2014	2013

Sales	$48,257	$47,117
Costs and expenses
Cost of sales	33,658	32,658
Selling, general and administrative expenses	16,757	17,004
Interest (income) expense, net	(21)	20
Other (income) expense, net	(79)	6

	50,315	49,688

Loss before income taxes	(2,058)	(2,571)

Income tax benefit	(733)	(904)

Net loss	$(1,325)	$(1,667)

Basic and diluted net loss per common share	$(0.14)	$(0.18)

Weighted average basic and diluted shares outstanding	9,308	9,505

Cash dividends per share of common stock	$0.15	$0.15

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$47,176	$68,200	$67,038
Short-term investments	29,911	29,862	—
Accounts receivable, net of allowances of $1,346, $1,669 and $1,421	42,737	44,243	40,488
Inventories	76,967	59,252	81,843
Deferred income taxes	4,329	4,414	4,079
Other current assets	15,565	13,473	16,669
Total current assets	216,685	219,444	210,117
Property, plant and equipment, net	26,797	27,063	28,046
Deferred income taxes	1,639	1,965	3,204
Other assets
Goodwill	15,083	14,522	14,522
Intangible assets, net	27,505	26,309	27,590
Other	4,175	4,232	4,352
Total other assets	46,763	45,063	46,464
Total assets	$291,884	$293,535	$287,831
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,031	$10,664	$22,872
Accrued payroll and other compensation	5,002	8,754	4,512
Accrued customer programs	3,571	4,820	3,772
Other current liabilities	6,793	7,397	6,774
Total current liabilities	32,397	31,635	37,930
Long-term obligations	4,618	4,684	4,709
Stockholders’ equity	254,869	257,216	245,192
Total liabilities and stockholders’ equity	$291,884	$293,535	$287,831
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,325)	$(1,667)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,918	1,905
Accretion of investment discount	(49)	—
Provision for accounts receivable allowances	252	433
Deferred tax provision	531	1,211
Stock-based compensation expense	506	492
Changes in assets and liabilities:
Decrease in accounts receivable	2,254	2,212
Increase in inventory	(16,063)	(19,245)
Increase in other assets	(2,150)	(3,658)
Increase in accounts payable	6,367	9,672
Decrease in other accrued liabilities	(5,671)	(7,340)
Total adjustments	(12,105)	(14,318)
Net cash used for operating activities	(13,430)	(15,985)
Cash flows from investing activities:
Purchase of property, plant and equipment	(930)	(1,581)
Purchase of a business	(5,142)	—
Proceeds from sale of fixed assets	5	—
Net cash used for investing activities	(6,067)	(1,581)
Cash flows from financing activities:
Dividends paid	(1,398)	(1,431)
Purchase of treasury stock	—	(625)
Exercise of stock options, net of tax withholdings	41	(288)
Payments for tax withholding on net restricted stock settlements	(291)	(537)
Tax effect on stock awards	121	377
Net cash used for financing activities	(1,527)	(2,504)
Net decrease in cash and cash equivalents	(21,024)	(20,070)
Cash and cash equivalents at beginning of period	68,200	87,108
Cash and cash equivalents at end of period	$47,176	$67,038
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2015” refers to the fiscal year ending March 31, 2015.
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
The Company's principal operating subsidiaries include Berwick Offray LLC ("Berwick Offray"), Paper Magic Group, Inc. ("Paper Magic") and C.R. Gibson, LLC ("C.R. Gibson"). On December 3, 2013, the Company combined the operations of its C.R. Gibson business with the operations of its Berwick Offray and Paper Magic businesses, which were previously combined on March 27, 2012.
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at June 30, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at June 30, 2014 consist of commercial paper with an amortized cost of $29,911,000 and mature in December 2014. There were no short-term investments at June 30, 2013.
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

	June 30, 2014	March 31, 2014	June 30, 2013
Raw material	$9,462	$9,366	$9,496
Work-in-process	15,698	14,418	17,719
Finished goods	51,807	35,468	54,628
	$76,967	$59,252	$81,843
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2014	March 31, 2014	June 30, 2013
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	37,224	37,183	37,021
Machinery, equipment and other	95,115	93,928	103,217
	134,847	133,619	142,746
Less - Accumulated depreciation and amortization	(108,050)	(106,556)	(114,700)
Net property, plant and equipment	$26,797	$27,063	$28,046
Depreciation expense was $1,494,000 and $1,491,000 for the quarters ended June 30, 2014 and 2013, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment. The guidance became effective for the Company at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would still be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units, including both a market approach and an income approach. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported. Annual impairment tests are performed by the Company in the fourth quarter of each year. See Note 7 for further information on goodwill and other intangible assets.
Other indefinite lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. In July 2012, the FASB issued amended guidance that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amended guidance became effective for the Company at the beginning of its 2014 fiscal year. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.
Income Tax Valuation Allowance
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
The Company recognizes the impact of an uncertain tax position if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position.
Revenue Recognition
The Company recognizes revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.
Net Loss Per Common Share
Due to the Company's net losses in the first quarter, potentially dilutive securities of 151,000 shares and 150,000 shares as of June 30, 2014 and 2013, respectively, consisting of outstanding stock options and non-vested restricted stock units, were excluded from the diluted loss per share calculation due to their antidilutive effect.

(2)	DISCONTINUED OPERATIONS
On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. Liabilities of discontinued operations of $189,000, $233,000 and $567,000 were recorded in other current liabilities in the condensed consolidated balance sheet as of June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

(3)	BUSINESS ACQUISITION
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel is a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of June 30, 2014, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $561,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired at the date of acquisition (in thousands):

Current assets	$2,659
Property, plant and equipment	302
Intangible assets	1,620
Goodwill	561
Total assets acquired	$5,142

(4)	DISPOSITION OF PRODUCT LINE
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of Paper Magic’s business, to Gemmy. Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. The sale price of $2,281,000 was paid to Paper Magic at closing. In connection with the sale, the Company recorded a restructuring reserve of $3,998,000 during the second quarter of fiscal 2013, consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000 and professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction).
During the three months ended June 30, 2014, the Company made payments, net of sub-lease income, of $27,000 and recorded a reduction in the restructuring accrual of $109,000 related to sub-lease income that was greater than originally estimated. As of June 30, 2014, $81,000 of the remaining liability was classified in other current liabilities and $7,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Facility Costs	Professional Fees and Other Costs	Total
Restructuring reserve as of March 31, 2014	$112	$112	$224
Cash paid, net of sub-lease income	4	(31)	(27)
Non-cash adjustments	(109)	—	(109)
Restructuring reserve as of June 30, 2014	$7	$81	$88

(5)	STOCK-BASED COMPENSATION
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable.

Market-based stock options outstanding as of June 30, 2014 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at June 30, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At June 30, 2014, there were 974,590 shares available for grant.
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee of the Board previously had the ability to grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Effective upon approval of the 2013 Plan on July 30, 2013, no further grants were made under the 2004 Plan. Service-based options outstanding as of June 30, 2014 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at June 30, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. Subject to limited exceptions, service-based RSUs outstanding as of June 30, 2014 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At June 30, 2014, 101,000 shares were available for grant under the 2011 Plan.
The fair value of each market-based stock option and each market-based RSU granted under the above plans was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	Stock Options		RSUs
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.44%	0.84%	1.17%	0.66%
Volatility	50.10%	52.27%	38.72%	40.47%
Dividend yield	2.38%	2.04%	2.38%	2.04%
Expected life of option (in years)	4.75	4.75
The weighted average fair value of stock options granted during the three months ended June 30, 2014 and 2013 was $9.24 and $11.06, respectively. The weighted average fair value of restricted stock units granted during the three months ended June 30, 2014 and 2013 was $17.82 and $20.51, respectively.
As of June 30, 2014, there was $1,962,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2014, there was $1,816,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.6 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $506,000 and $492,000 in the quarters ended June 30, 2014 and 2013, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $1,000 was recorded in the three months ended June 30, 2014. A realized gain of $7,000 was recorded in the three months ended June 30, 2013. As of June 30, 2014 and 2013, the notional amount of open foreign currency forward contracts was $1,714,000 and $927,000, respectively. The related unrealized loss was $30,000 as of June 30, 2014 and the related unrealized gain was $10,000 at June 30, 2013. We believe we do not have significant counterparty credit risks as of June 30, 2014.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	June 30, 2014	June 30, 2013
Foreign currency forward contracts	Other current liabilities	$30	$—
Foreign currency forward contracts	Other current assets	$—	$10

(7)	GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the three months ended June 30, 2014, there were no such events.
The change in the carrying amount of goodwill for the three months ended June 30, 2014 is as follows (in thousands):

Balance at March 31, 2014	$14,522
Acquisition of Carson & Gebel	561
Balance at June 30, 2014	$15,083
With the acquisition of substantially all of the assets and business of Carson & Gebel on May 19, 2014, the Company recorded intangible assets based on the completion of valuations. Such intangible assets recorded as of June 30, 2014 include $1,300,000 relating to customer lists which are being amortized over eight years and $160,000 relating to a covenant not to compete that is being amortized over five years. Additionally, the Company recorded trademarks that are not subject to amortization in the amount of $160,000.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2014		March 31, 2014		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,793	$—	$12,793	$—
Customer relationships	23,357	9,744	22,057	9,359	22,057	8,234
Trademarks	403	280	403	273	403	250
Patents	1,164	505	1,193	505	1,262	441
Non-compete	160	3	—	—	—	—
	$38,037	$10,532	$36,446	$10,137	$36,515	$8,925

Amortization expense related to intangible assets was $424,000 and $414,000 for the quarters ended June 30, 2014 and 2013, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2015 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2015	$1,366
Fiscal 2016	1,821
Fiscal 2017	1,821
Fiscal 2018	1,821
Fiscal 2019	1,817

(8)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company’s Board, the Company repurchased 29,336 shares of the Company’s common stock for $731,000 during the three months ended June 30, 2013. As payment for stock repurchases occurs upon settlement three business days after the trade transaction, $106,000 of this amount was paid by the Company subsequent to June 30, 2013. There were no repurchases of the Company's common stock by the Company during the three months ended June 30, 2014. As of June 30, 2014, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2014.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2014.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of June 30, 2014.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of June 30, 2014 and March 31, 2014 (in thousands):

		Fair Value Measurements at June 30, 2014 Using
	June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$816	$816	$—	$—
Cash surrender value of life insurance policies	1,086	—	1,086	—
Total assets	$1,902	$816	$1,086	$—
Liabilities
Deferred compensation plans	$816	$816	$—	$—
Foreign exchange contracts	30	—	30	$—
Total liabilities	$846	$816	$30	$—

		Fair Value Measurements at March 31, 2014 Using
	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$782	$782	$—	$—
Cash surrender value of life insurance policies	1,079	—	1,079	—
Total assets	$1,861	$782	$1,079	$—
Liabilities
Deferred compensation plans	$782	$782	$—	$—
Total liabilities	$782	$782	$—	$—
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
As discussed in Note 3, the Company acquired substantially all of the business and assets of Carson & Gebel on May 19, 2014 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of trademarks, customer relationships and a covenant not to compete, was $1,620,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuations use assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy described above. As of June 30, 2014, there were no indications or circumstances indicating that an impairment might exist.

(11)	RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Caryforward Exists (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-11"), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company adopted the provisions of ASU 2013-11 effective April 1, 2014. The adoption of ASU 2013-11 did not have a material impact on the Company's financial condition, results of operations and cash flows.
In April 2014, the FASB issued ASU 2014-08, which is an update to Topic 205, "Presentation of Financial Statements," and Topic 360, "Property, Plant and Equipment." The update changes the requirements for reporting discontinued operations and enhances disclosures regarding an entity's discontinued operations. The Company is required to adopt ASU 2014-08 prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 61% of the Company's sales are attributable to all occasion with the remainder attributable to seasonal (Christmas, Valentine's Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, ribbon and bow, gift tissue and gift bag lines.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is aggressively pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last eleven fiscal years, the Company has closed seven manufacturing plants and eight warehouses totaling 2,680,000 square feet. Additionally, in the last six fiscal years, the Company has combined the operations of its Berwick Offray LLC, Paper Magic Group, Inc. ("Paper Magic") and C.R. Gibson, LLC subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.
Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate further growth.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel is a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of June 30, 2014, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $561,000 was recorded as goodwill.
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy Industries (HK) Limited (“Gemmy”). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs, yielding net proceeds of $1,758,000 for this sale. The Company is satisfying the liabilities through December 2015.
On September 9, 2011, the Company sold the Christmas gift wrap portion of Cleo's business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014.

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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of goodwill and other intangible and long-lived assets; the valuation of inventory and accounts receivable; income tax accounting; the valuation of stock-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.
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
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Sales for the three months ended June 30, 2014 increased 2% to $48,257,000 from $47,117,000 in the three months ended June 30, 2013, primarily due to the earlier shipment of back-to-school products that shipped in the second quarter in the prior year, and incremental sales of $615,000 in the current quarter related to the acquisition of substantially all of the business and assets of Carson & Gebel on May 19, 2014. Partially offsetting these sales increases were lower sales of Halloween closeouts of $497,000 as a result of our sale of the Halloween portion of Paper Magic’s business on September 5, 2012.
Cost of sales, as a percentage of sales, increased to 70% in the three months ended June 30, 2014 compared to 69% in the three months ended June 30, 2013 primarily due to the mix of product shipped compared to the same quarter in the prior year.
Selling, general and administrative (“SG&A”) expenses of $16,757,000 in the three months ended June 30, 2014 decreased from $17,004,000 in the three months ended June 30, 2013 primarily due to reduced marketing costs.
Interest income, net was $21,000 in the three months ended June 30, 2014 compared to interest expense, net of $20,000 in the three months ended June 30, 2013 resulting primarily from higher rates on funds invested in short-term investments compared to the prior year.
Other income, net was $79,000 in the three months ended June 30, 2014 compared to other expense, net of $6,000 in the three months ended June 30, 2013 primarily as a result of gains on foreign currency translation in the current quarter compared to the same quarter in the prior year.
Income taxes, as a percentage of income before taxes, were 36% and 35% in the three months ended June 30, 2014 and 2013, respectively. The increase in income taxes, as a percentage of loss before income taxes, in the three months ended June 30, 2014 was primarily attributable to higher state income taxes.
The net loss for the three months ended June 30, 2014 was $1,325,000, or $0.14 per share compared to $1,667,000, or $0.18 per share in 2013. The decrease in the net loss for the three months ended June 30, 2014 was primarily due to the impact of higher sales volume and lower SG&A expenses, partially offset by unfavorable margins on mix of product shipped during the quarter.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2014, the Company had working capital of $184,288,000 and stockholders’ equity of $254,869,000. Operating activities of continuing operations used net cash of $13,430,000 during the three months ended June 30, 2014 compared to $15,985,000 in the three months ended June 30, 2013. Net cash used for operating activities from continuing operations during the three months ended June 30, 2014 reflects our working capital requirements which resulted in an increase in inventory of $16,063,000 due to the normal seasonal inventory build necessary for the fiscal 2015 shipping season, an increase in accounts payable of $6,367,000, a decrease in other accrued liabilities of $5,671,000, a decrease in accounts receivable of $2,254,000 and an increase in other assets of $2,150,000. Included in net income for the three months ended June 30, 2014 were non-cash charges for depreciation and amortization of $1,918,000, a deferred tax benefit of $531,000, share-based compensation of $506,000 and provision for accounts receivable allowances of $252,000. Net cash used for operating activities from continuing operations during the three months ended June 30, 2013 reflects our working capital requirements which resulted in an increase in inventory of $19,245,000 due to the normal seasonal inventory build for the fiscal 2014 shipping season, an increase in accounts payable of $9,672,000, a decrease in other current liabilities of $7,340,000, an increase in other assets of $3,658,000 and a decrease in accounts receivable of $2,212,000. Included in net income for the three months ended June 30, 2013 were non-cash charges for depreciation and amortization of $1,905,000, a deferred tax benefit of $1,211,000, share-based compensation of $492,000 and provision for accounts receivable allowances of $433,000.
Our investing activities used net cash of $6,067,000 in the three months ended June 30, 2014, consisting primarily of the purchase of a business of $5,142,000 and capital expenditures of $930,000. In the three months ended June 30, 2013, our investing activities consisted primarily of capital expenditures of $1,581,000.
Our financing activities used net cash of $1,527,000 in the three months ended June 30, 2014, consisting primarily of payments of dividends of $1,398,000. In the three months ended June 30, 2013, financing activities used net cash of $2,504,000, consisting primarily of payments of cash dividends of $1,431,000 and purchases of treasury stock of $625,000.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 17, 2016. At June 30, 2014, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the three months ended June 30, 2014. The Company is in compliance with all financial debt covenants as of June 30, 2014. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2014, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,617	—	—	—	$1,617
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.
As of June 30, 2014, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 96 employees as of June 30, 2014, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.
ACCOUNTING PRONOUNCEMENTS
See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued use of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected future timing of the satisfaction of liabilities associated with the Company’s former Halloween business; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company's operating businesses; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2014 have not materially changed from March 31, 2014 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

*Exhibit 3.1	Bylaws of CSS Industries, Inc., as amended to date (as last amended May 20, 2014).
Exhibit 10.1
Form of Grant Instrument for Performance-Based Non-Qualified Stock Options issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014)

Exhibit 10.2
Form of Grant Instrument for Performance-Based Restricted Stock Units issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014)

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

CSS INDUSTRIES, INC.
(Registrant)

Date: July 30, 2014	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: July 30, 2014	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)