Form 10-Q
period 2014-09-30
CSS INDUSTRIES INC
filed 2014-10-29
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 27, 2014, there were 9,324,027 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Sales	$106,092	$112,487	$154,349	$159,604
Costs and expenses
Cost of sales	70,695	75,760	104,353	108,418
Selling, general and administrative expenses	19,895	20,675	36,652	37,679
Interest expense (income), net	17	50	(4)	70
Other income, net	—	(38)	(79)	(32)

	90,607	96,447	140,922	146,135

Income from continuing operations before income taxes	15,485	16,040	13,427	13,469

Income tax expense	5,638	5,194	4,905	4,290

Income from continuing operations	9,847	10,846	8,522	9,179

Discontinued operations, net of tax	—	112	—	112

Net income	$9,847	$10,958	$8,522	$9,291

Net income per common share:
Basic:
Continuing operations	$1.06	$1.15	$0.91	$0.97
Discontinued operations	$—	$0.01	$—	$0.01
Total	$1.06	$1.16	$0.91	$0.98

Net income per common share:
Diluted:
Continuing operations	$1.05	$1.14	$0.91	$0.96
Discontinued operations	$—	$0.01	$—	$0.01
Total (1)	$1.05	$1.16	$0.91	$0.98

Weighted average basic and diluted shares outstanding:
Basic	9,323	9,458	9,316	9,482
Diluted	9,397	9,486	9,393	9,527

Cash dividends per share of common stock	$0.15	$0.15	$0.30	$0.30

(1) Total net income per common share may not foot due to rounding.
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	March 31, 2014	September 30, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,840	$68,200	$37,094
Short-term investments	29,961	29,862	—
Accounts receivable, net of allowances of $1,326, $1,669 and $2,205	97,502	44,243	100,925
Inventories	74,980	59,252	74,508
Deferred income taxes	4,287	4,414	3,863
Other current assets	14,347	13,473	14,076
Total current assets	247,917	219,444	230,466
Property, plant and equipment, net	25,854	27,063	27,957
Deferred income taxes	1,539	1,965	3,915
Other assets
Goodwill	15,083	14,522	14,522
Intangible assets, net	27,049	26,309	27,177
Other	4,191	4,232	4,143
Total other assets	46,323	45,063	45,842
Total assets	$321,633	$293,535	$308,180
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,505	$10,664	$26,786
Accrued payroll and other compensation	7,087	8,754	6,568
Accrued customer programs	5,687	4,820	6,862
Other current liabilities	12,844	7,397	12,280
Total current liabilities	53,123	31,635	52,496
Long-term obligations	4,680	4,684	4,767
Stockholders’ equity	263,830	257,216	250,917
Total liabilities and stockholders’ equity	$321,633	$293,535	$308,180
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,522	$9,291
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,917	3,873
Accretion of investment discount	(99)	—
Provision for accounts receivable allowances	1,003	1,898
Deferred tax provision	674	691
Stock-based compensation expense	1,017	1,008
Gain on sale or disposal of assets	—	(8)
Changes in assets and liabilities:
Accounts receivable	(53,262)	(59,690)
Inventory	(14,077)	(11,910)
Other assets	(946)	(856)
Accounts payable	16,842	13,586
Other accrued liabilities	4,874	3,563
Total adjustments	(40,057)	(47,845)
Net cash used for operating activities - continuing operations	(31,535)	(38,554)
Net cash used for operating activities - discontinued operations	(232)	(253)
Net cash used for operating activities	(31,767)	(38,807)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,531)	(3,047)
Purchase of a business	(5,142)	—
Proceeds from sale of fixed assets	5	8
Net cash used for investing activities	(6,668)	(3,039)
Cash flows from financing activities:
Dividends paid	(2,796)	(2,849)
Purchase of treasury stock	—	(5,065)
Exercise of stock options, net of tax withholdings	41	(83)
Payments for tax withholding on net restricted stock settlements	(291)	(537)
Tax effect on stock awards	121	366
Net cash used for financing activities	(2,925)	(8,168)
Net decrease in cash and cash equivalents	(41,360)	(50,014)
Cash and cash equivalents at beginning of period	68,200	87,108
Cash and cash equivalents at end of period	$26,840	$37,094
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at September 30, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at September 30, 2014 consist of commercial paper with an amortized cost of $29,961,000 and mature in December 2014. There were no short-term investments at September 30, 2013.
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

	September 30, 2014	March 31, 2014	September 30, 2013
Raw material	$9,117	$9,366	$9,035
Work-in-process	10,663	14,418	11,423
Finished goods	55,200	35,468	54,050
	$74,980	$59,252	$74,508
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2014	March 31, 2014	September 30, 2013
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	35,398	37,183	36,857
Machinery, equipment and other	88,291	93,928	101,047
	126,197	133,619	140,412
Less - Accumulated depreciation and amortization	(100,343)	(106,556)	(112,455)
Net property, plant and equipment	$25,854	$27,063	$27,957
Depreciation expense was $1,543,000 and $1,555,000 for the quarters ended September 30, 2014 and 2013, respectively, and was $3,037,000 and $3,046,000 for the six months ended September 30, 2014 and 2013, respectively.
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
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and six months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$9,847	$10,846	$8,522	$9,179
Discontinued operations, net of tax	—	112	—	112
Net income	$9,847	$10,958	$8,522	$9,291

Denominator:
Weighted average shares outstanding for basic income per common share	9,323	9,458	9,316	9,482
Effect of dilutive stock options	74	28	77	45
Adjusted weighted average share outstanding for diluted income per common share	9,397	9,486	9,393	9,527

Basic:
Continuing operations	$1.06	$1.15	$0.91	$0.97
Discontinued operations	$—	$0.01	$—	$0.01
Total	$1.06	$1.16	$0.91	$0.98
Diluted:
Continuing operations	$1.05	$1.14	$0.91	$0.96
Discontinued operations	$—	$0.01	$—	$0.01
Total (1)	$1.05	$1.16	$0.91	$0.98
(1) Total net income per share for certain periods may not foot due to rounding.

Stock options on 151,000 shares of common stock were not included in computing diluted net income per common share for the three- and six months ended September 30, 2014, respectively, because their effects were antidilutive. Stock options on 150,000 shares of common stock were not included in computing diluted net income per common share for the three- and six months ended September 30, 2013, respectively, because their effects were antidilutive.

(2)	DISCONTINUED OPERATIONS
On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact. Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. Liabilities of discontinued operations of $110,000, $233,000 and $389,000 were recorded in other current liabilities in the condensed consolidated balance sheet as of September 30, 2014, March 31, 2014 and September 30, 2013, respectively.
As a result of the sale of its Christmas gift wrap business, the Company has reported these operations as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Operating income	$—	$172	$—	$172
Discontinued operations, before income taxes	—	172	—	172
Income tax expense	—	60	—	60
Discontinued operations, net of tax	$—	$112	$—	$112

(3)	BUSINESS ACQUISITION
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of September 30, 2014, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $561,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired at the date of acquisition (in thousands):

Current assets	$2,659
Property, plant and equipment	302
Intangible assets	1,620
Goodwill	561
Total assets acquired	$5,142

(4)	DISPOSITION OF PRODUCT LINE
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of Paper Magic’s business, to Gemmy Industries (HK) Limited ("Gemmy"). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. The sale price of $2,281,000 was paid to Paper Magic at closing. In connection with the sale, the Company recorded a restructuring reserve of $3,998,000 during the second quarter of fiscal 2013, consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000 and professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction).
During the three- and six months ended September 30, 2014, the Company recorded sub-lease income, net of payments, of $30,000 and $4,000, respectively. Additionally, a reduction in the restructuring accrual of $109,000 was recorded in the first quarter of fiscal 2015 related to sub-lease income that was greater than originally estimated. As of September 30, 2014, $111,000 of the remaining liability was classified in other current liabilities and $8,000 was classified in long-term obligations in the accompanying condensed consolidated balance sheet and will be paid through December 2015.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Facility Costs	Professional Fees and Other Costs	Total
Restructuring reserve as of March 31, 2014	$112	$112	$224
Cash paid, net of sub-lease income	35	(31)	4
Non-cash adjustments	(109)	—	(109)
Restructuring reserve as of September 30, 2014	$38	$81	$119

(5)	STOCK-BASED COMPENSATION
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Market-based stock options outstanding as of September 30, 2014 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at September 30, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At September 30, 2014, there were 974,590 shares available for grant.
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee of the Board previously had the ability to grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Effective upon approval of the 2013 Plan on July 30, 2013, no further grants were made under the 2004 Plan. Service-based options outstanding as of September 30, 2014 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based RSUs outstanding at September 30, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. Subject to limited exceptions, service-based RSUs outstanding as of September 30, 2014 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At September 30, 2014, 101,000 shares were available for grant under the 2011 Plan.
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
The weighted average fair value of stock options granted during the six months ended September 30, 2014 and 2013 was $9.24 and $11.06, respectively. The weighted average fair value of restricted stock units granted during the six months ended September 30, 2014 and 2013 was $17.82 and $20.51, respectively.
As of September 30, 2014, there was $1,672,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years. As of September 30, 2014, there was $1,594,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $511,000 and $516,000 in the quarters ended September 30, 2014 and 2013, respectively, and $1,017,000 and $1,008,000 in the six months ended September 30, 2014 and 2013, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $15,000 and $14,000 was recorded in the three- and six months ended September 30, 2014, respectively. A realized loss of $16,000 and $9,000 was recorded in the three- and six months ended September 30, 2013, respectively. As of September 30, 2014 and 2013, the notional amount of open foreign currency forward contracts was $2,097,000 and $3,192,000, respectively. The related unrealized gain was $42,000 as of September 30, 2014 and the related unrealized loss was $13,000 at September 30, 2013. We believe we do not have significant counterparty credit risks as of September 30, 2014.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	September 30, 2014	September 30, 2013
Foreign currency forward contracts	Other current assets	$42	$—
Foreign currency forward contracts	Other current liabilities	$—	$13

(7)	GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the six months ended September 30, 2014, there were no such events.
The change in the carrying amount of goodwill for the six months ended September 30, 2014 is as follows (in thousands):

Balance at March 31, 2014	$14,522
Acquisition of Carson & Gebel	561
Balance at September 30, 2014	$15,083
With the acquisition of substantially all of the assets and business of Carson & Gebel on May 19, 2014, the Company recorded intangible assets based on the completion of valuations. Such intangible assets recorded as of September 30, 2014 include $1,300,000 relating to customer lists which are being amortized over eight years and $160,000 relating to a covenant not to compete that is being amortized over five years. Additionally, the Company recorded trademarks that are not subject to amortization in the amount of $160,000.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2014		March 31, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,793	$—	$12,793	$—
Customer relationships	23,357	10,155	22,057	9,359	22,057	8,609
Trademarks	403	288	403	273	403	258
Patents	1,164	534	1,193	505	1,262	471
Non-compete	160	11	—	—	—	—
	$38,037	$10,988	$36,446	$10,137	$36,515	$9,338
Amortization expense related to intangible assets was $456,000 and $413,000 for the quarters ended September 30, 2014 and 2013, respectively, and was $880,000 and $827,000 for the six months ended September 30, 2014 and 2013, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2015 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2015	$910
Fiscal 2016	1,821
Fiscal 2017	1,821
Fiscal 2018	1,821
Fiscal 2019	1,817

(8)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company’s Board, the Company repurchased 214,569 shares of the Company’s common stock for $5,231,000 during the six months ended September 30, 2013. As payment for stock repurchases occurs upon settlement three business days after the trade transaction, $166,000 of this amount was paid by the Company subsequent to September 30, 2013. There were no repurchases of the Company's common stock by the Company during the six months ended September 30, 2014. As of September 30, 2014, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2014.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2014.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2014.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of September 30, 2014 and March 31, 2014 (in thousands):

		Fair Value Measurements at September 30, 2014 Using
	September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$802	$802	$—	$—
Foreign exchange contracts	42	—	42	$—
Cash surrender value of life insurance policies	1,093	—	1,093	—
Total assets	$1,937	$802	$1,135	$—
Liabilities
Deferred compensation plans	$802	$802	$—	$—
Total liabilities	$802	$802	$—	$—

		Fair Value Measurements at March 31, 2014 Using
	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$782	$782	$—	$—
Cash surrender value of life insurance policies	1,079	—	1,079	—
Total assets	$1,861	$782	$1,079	$—
Liabilities
Deferred compensation plans	$782	$782	$—	$—
Total liabilities	$782	$782	$—	$—
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuations use assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy described above. As of September 30, 2014, there were no indications or circumstances indicating that an impairment might exist.

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
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of September 30, 2014, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $561,000 was recorded as goodwill.
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
Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013
Sales for the six months ended September 30, 2014 decreased 3% to $154,349,000 from $159,604,000 in the six months ended September 30, 2013, primarily due to lower sales of Christmas ribbons, bows and cards of $5,157,000, and Halloween closeouts of $1,127,000 (as a result of our sale of the Halloween portion of Paper Magic’s business on September 5, 2012). The remaining sales decline was substantially due to lower sales of all occasion stationery products, partially offset by higher sales of floral products of $2,492,000 (largely due to the acquisition of substantially all of the business and assets of Carson & Gebel on May 19, 2014), and higher sales of gift card holders of $2,086,000.
Cost of sales, as a percentage of sales, were 68% in the six months ended September 30, 2014 and 2013.
Selling, general and administrative (“SG&A”) expenses of $36,652,000 in the six months ended September 30, 2014 decreased from $37,679,000 in the six months ended September 30, 2013 primarily due to lower commissions and selling expenses.
Interest income, net was $4,000 in the six months ended September 30, 2014 compared to interest expense, net of $70,000 in the six months ended September 30, 2013 resulting primarily from higher rates on funds invested in short-term investments compared to the prior year.
Other income, net was $79,000 and $32,000 in the six months ended September 30, 2014 and 2013, respectively. The increase in other income was primarily a result of gains on foreign currency transactions in the current year compared to the same six months in the prior year.
Income from continuing operations before income taxes for the six months ended September 30, 2014 of $13,427,000 decreased from $13,469,000 in the six months ended September 30, 2013 primarily due to the impact of lower sales volume, partially offset by lower SG&A expenses, as described above.
Income taxes, as a percentage of income from continuing operations before income taxes, were 37% and 32% in the six months ended September 30, 2014 and 2013, respectively. The increase in income taxes, as a percentage of income from continuing operations before income taxes, in the six months ended September 30, 2014 was primarily attributable to a tax benefit related to the reduction to the property, plant and equipment deferred tax liability recorded in the prior period which did not recur in the current period.
There was no income from discontinued operations in the six months ended September 30, 2014. The primary operating activity of the discontinued operation ceased in December 2011. Income from discontinued operations, net of tax was $112,000 for the six months ended September 30, 2013 due to the favorable outcome of a property tax assessment.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Sales for the three months ended September 30, 2014 decreased 6% to $106,092,000 from $112,487,000 in the three months ended September 30, 2013, primarily due to lower sales of Christmas ribbons, bows and cards of $5,908,000, and Halloween closeouts of $630,000 (as a result of our sale of the Halloween portion of Paper Magic’s business on September 5, 2012). The remaining sales decline was substantially due to lower sales of all occasion stationery products, partially offset by higher sales of floral products of $2,341,000 (largely due to the acquisition of substantially all of the business and assets of Carson & Gebel on May 19, 2014), and higher sales of gift card holders of $2,344,000.
Cost of sales, as a percentage of sales, were 67% in the three months ended September 30, 2014 and 2013.
SG&A expenses of $19,895,000 in the three months ended September 30, 2014 decreased from $20,675,000 in the three months ended September 30, 2013 primarily due to lower commissions and selling expenses.
Interest expense, net of $17,000 in the three months ended September 30, 2014 decreased from $50,000 in the three months ended September 30, 2013 primarily from higher rates on funds invested in short-term investments compared to the prior year.
There was no other income, net in the three months ended September 30, 2014, Other income of $38,000 in the three months ended September 30, 2013 was primarily a result of gains on foreign currency transactions recorded in the prior year quarter.
Income from continuing operations before income taxes for the three months ended September 30, 2014 of $15,485,000 decreased from $16,040,000 in the three months ended September 30, 2013 primarily due to the impact of lower sales volume, partially offset by lower SG&A expenses, as described above.
Income taxes, as a percentage of income from continuing operations before income taxes, were 36% and 32% in the three months ended September 30, 2014 and 2013, respectively. The increase in income taxes, as a percentage of income from continuing operation before income taxes, in the three months ended September 30, 2014 was primarily attributable to a tax benefit related to the reduction to the property, plant and equipment deferred tax liability recorded in the prior year quarter which did not recur in the current year quarter.
There was no income from discontinued operations in the three months ended September 30, 2014. The primary operating activity of the discontinued operation ceased in December 2011. Income from discontinued operations, net of tax was $112,000 for the three months ended September 30, 2013 due to the favorable outcome of a property tax assessment.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, the Company had working capital of $194,794,000 and stockholders’ equity of $263,830,000. Operating activities of continuing operations used net cash of $31,535,000 during the six months ended September 30, 2014 compared to $38,554,000 in the six months ended September 30, 2013. Net cash used for operating activities from continuing operations during the six months ended September 30, 2014 reflects our working capital requirements which resulted in an increase in accounts receivable of $53,262,000 reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventory of $14,077,000 and an increase in accounts payable of $16,842,000 due to the normal seasonal inventory build necessary for the fiscal 2015 shipping season; an increase in other accrued liabilities of $4,874,000; and an increase in other assets of $946,000. Included in net income for the six months ended September 30, 2014 were non-cash charges for depreciation and amortization of $3,917,000, share-based compensation of $1,017,000, provision for accounts receivable allowances of $1,003,000, and a deferred tax benefit of $674,000. Net cash used for operating activities from continuing operations during the six months ended September 30, 2013 reflects our working capital requirements which resulted in an increase in accounts receivable of $59,690,000 reflecting seasonal billings of prior year Christmas accounts receivable, net of prior year collections; an increase in inventory of $11,910,000 and an increase in accounts payable of $13,586,000 due to the normal seasonal inventory build for the fiscal 2014 shipping season; an increase in other current liabilities of $3,563,000; and an increase in other assets of $856,000. Included in net income for the six months ended September 30, 2013 were non-cash charges for depreciation and amortization of $3,873,000, a provision for accounts receivable allowances of $1,898,000, share-based compensation of $1,008,000, and a deferred tax benefit of $691,000.
Our investing activities used net cash of $6,668,000 in the six months ended September 30, 2014, consisting primarily of the purchase of a business of $5,142,000 and capital expenditures of $1,531,000. In the six months ended September 30, 2013, our investing activities consisted primarily of capital expenditures of $3,047,000.
Our financing activities used net cash of $2,925,000 in the six months ended September 30, 2014, consisting primarily of payments of dividends of $2,796,000. In the six months ended September 30, 2013, financing activities used net cash of $8,168,000, consisting primarily of purchases of treasury stock of $5,065,000 and payments of cash dividends of $2,849,000.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility

(“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 17, 2016. At September 30, 2014, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the six months ended September 30, 2014. The Company is in compliance with all financial debt covenants as of September 30, 2014. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2014, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,617	—	—	—	$1,617
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than its subsidiaries.
As of September 30, 2014, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 95 employees as of September 30, 2014, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2014.
ACCOUNTING PRONOUNCEMENTS
See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued consideration of acquisitions and other initiatives to stimulate growth; aggressively pursuing new product initiatives, pursuing sales growth within certain identified product categories, driving sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected future timing of the satisfaction of liabilities associated with the Company’s former Halloween business; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company's operating businesses; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2014 have not materially changed from March 31, 2014 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSS INDUSTRIES, INC.
(Registrant)

Date: October 29, 2014	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: October 29, 2014	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)