Form 10-Q
period 2014-12-31
CSS INDUSTRIES INC
filed 2015-01-27
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of January 23, 2015, there were 9,342,343 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Sales	$104,993	$106,295	$259,342	$265,899
Costs and expenses
Cost of sales	68,670	70,029	173,023	178,447
Selling, general and administrative expenses	21,102	19,865	57,754	57,544
Interest expense, net	43	82	39	152
Other expense (income), net	36	3	(43)	(29)

	89,851	89,979	230,773	236,114

Income from continuing operations before income taxes	15,142	16,316	28,569	29,785

Income tax expense	5,374	5,328	10,279	9,618

Income from continuing operations	9,768	10,988	18,290	20,167

Discontinued operations, net of tax	—	19	—	131

Net income	$9,768	$11,007	$18,290	$20,298

Net income per common share:
Basic:
Continuing operations	$1.05	$1.18	$1.96	$2.14
Discontinued operations	$—	$—	$—	$0.01
Total	$1.05	$1.18	$1.96	$2.15

Net income per common share:
Diluted:
Continuing operations	$1.04	$1.18	$1.95	$2.13
Discontinued operations	$—	$—	$—	$0.01
Total	$1.04	$1.18	$1.95	$2.14

Weighted average basic and diluted shares outstanding:
Basic	9,331	9,296	9,321	9,420
Diluted	9,420	9,341	9,403	9,467

Cash dividends per share of common stock	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,163	$68,200	$68,551
Short-term investments	39,802	29,862	—
Accounts receivable, net of allowances of $1,525, $1,669 and $2,246	84,713	44,243	88,934
Inventories	62,536	59,252	65,156
Deferred income taxes	3,783	4,414	3,873
Other current assets	11,807	13,473	12,410
Total current assets	250,804	219,444	238,924
Property, plant and equipment, net	25,775	27,063	27,553
Deferred income taxes	1,776	1,965	3,314
Other assets
Goodwill	15,075	14,522	14,522
Intangible assets, net	26,594	26,309	26,763
Other	4,247	4,232	4,156
Total other assets	45,916	45,063	45,441
Total assets	$324,271	$293,535	$315,232
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,233	$10,664	$21,733
Accrued payroll and other compensation	8,075	8,754	8,227
Accrued customer programs	5,593	4,820	6,188
Other current liabilities	14,857	7,397	14,717
Total current liabilities	46,758	31,635	50,865
Long-term obligations	4,772	4,684	4,814
Stockholders’ equity	272,741	257,216	259,553
Total liabilities and stockholders’ equity	$324,271	$293,535	$315,232
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$18,290	$20,298
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,835	5,677
Accretion of investment discount	(145)	—
Provision for accounts receivable allowances	1,748	2,608
Deferred tax provision	954	1,212
Stock-based compensation expense	1,533	1,358
Gain on sale of assets	—	(6)
Changes in assets and liabilities:
Accounts receivable	(41,218)	(48,409)
Inventory	(1,600)	(2,558)
Other assets	1,497	797
Accounts payable	7,569	8,533
Other accrued liabilities	7,875	7,274
Total adjustments	(15,952)	(23,514)
Net cash provided by (used for) operating activities - continuing operations	2,338	(3,216)
Net cash used for operating activities - discontinued operations	(232)	(328)
Net cash provided by (used for) operating activities	2,106	(3,544)
Cash flows from investing activities:
Maturities of investment securities	30,000	—
Purchase of held-to-maturity investment securities	(39,795)	—
Purchase of a business	(5,142)	—
Purchase of property, plant and equipment	(2,938)	(4,035)
Proceeds from sale of fixed assets	5	8
Net cash used for investing activities	(17,870)	(4,027)
Cash flows from financing activities:
Dividends paid	(4,196)	(4,243)
Purchase of treasury stock	—	(6,634)
Exercise of stock options, net of tax withholdings	56	49
Payments for tax withholding on net restricted stock settlements	(291)	(563)
Tax effect on stock awards	158	405
Net cash used for financing activities	(4,273)	(10,986)
Net decrease in cash and cash equivalents	(20,037)	(18,557)
Cash and cash equivalents at beginning of period	68,200	87,108
Cash and cash equivalents at end of period	$48,163	$68,551
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at December 31, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at December 31, 2014 consist of commercial paper with an amortized cost of $39,802,000 and mature in September 2015. Short-term investments at March 31, 2014 consist of commercial paper with an amortized cost of $29,862,000 and matured in December 2014. There were no short-term investments at December 31, 2013.
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

	December 31, 2014	March 31, 2014	December 31, 2013
Raw material	$9,349	$9,366	$10,821
Work-in-process	10,831	14,418	11,393
Finished goods	42,356	35,468	42,942
	$62,536	$59,252	$65,156
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2014	March 31, 2014	December 31, 2013
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	35,445	37,183	37,202
Machinery, equipment and other	89,538	93,928	101,507
	127,491	133,619	141,217
Less - Accumulated depreciation and amortization	(101,716)	(106,556)	(113,664)
Net property, plant and equipment	$25,775	$27,063	$27,553
Depreciation expense was $1,463,000 and $1,390,000 for the quarters ended December 31, 2014 and 2013, respectively, and was $4,500,000 and $4,436,000 for the nine months ended December 31, 2014 and 2013, respectively.
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

Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.
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
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and nine months ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$9,768	$10,988	$18,290	$20,167
Discontinued operations, net of tax	—	19	—	131
Net income	$9,768	$11,007	$18,290	$20,298

Denominator:
Weighted average shares outstanding for basic income per common share	9,331	9,296	9,321	9,420
Effect of dilutive stock options	89	45	82	47
Adjusted weighted average share outstanding for diluted income per common share	9,420	9,341	9,403	9,467

Basic:
Continuing operations	$1.05	$1.18	$1.96	$2.14
Discontinued operations	$—	$—	$—	$0.01
Total	$1.05	$1.18	$1.96	$2.15
Diluted:
Continuing operations	$1.04	$1.18	$1.95	$2.13
Discontinued operations	$—	$—	$—	$0.01
Total	$1.04	$1.18	$1.95	$2.14

Stock options on 138,000 shares of common stock were not included in computing diluted net income per common share for the three- and nine months ended December 31, 2014, respectively, because their effects were antidilutive. Stock options on 151,000 shares of common stock were not included in computing diluted net income per common share for the three- and nine months ended December 31, 2013, respectively, because their effects were antidilutive.

(2)	DISCONTINUED OPERATIONS
On September 9, 2011, the Company sold the Cleo Christmas gift wrap business and certain of its assets to Impact Innovations, Inc. ("Impact"). Impact acquired the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All principal and interest payments were paid timely. Liabilities of discontinued operations of $110,000, $233,000 and $314,000 were recorded in other current liabilities in the condensed consolidated balance sheet as of December 31, 2014, March 31, 2014 and December 31, 2013, respectively.
As a result of the sale of its Christmas gift wrap business, the Company has reported these operations as discontinued operations, as shown in the following table (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Operating (loss) income	$—	$(35)	$—	$83
Reversal of reserves	$—	$64	$—	$118
Discontinued operations, before income taxes	—	29	—	201
Income tax expense	—	10	—	70
Discontinued operations, net of tax	$—	$19	$—	$131

(3)	BUSINESS ACQUISITION
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of December 31, 2014, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired at the date of acquisition (in thousands):

Current assets	$2,690
Property, plant and equipment	279
Intangible assets	1,620
Goodwill	553
Total assets acquired	$5,142

(4)	DISPOSITION OF PRODUCT LINE
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
During the three- and nine months ended December 31, 2014, the Company recorded cash payments, net of sub-lease income, of $89,000 and $85,000, respectively. Additionally, a reduction in the restructuring accrual of $118,000 was recorded in the nine months ended December 31, 2014 related to sub-lease income that was greater than originally estimated. As of December 31, 2014, $21,000 of the remaining liability was classified in other current liabilities in the accompanying condensed consolidated balance sheet and will be paid through December 2015.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Facility Costs	Professional Fees and Other Costs	Total
Restructuring reserve as of March 31, 2014	$112	$112	$224
Cash paid, net of sub-lease income	27	(112)	(85)
Non-cash adjustments	(118)	—	(118)
Restructuring reserve as of December 31, 2014	$21	$—	$21

(5)	STOCK-BASED COMPENSATION
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Market-based stock options outstanding as of December 31, 2014 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at December 31, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At December 31, 2014, there were 974,590 shares available for grant.
2004 Equity Compensation Plan
Under the terms of the Company’s 2004 Equity Compensation Plan (“2004 Plan”), the Human Resources Committee of the Board previously had the ability to grant incentive stock options, non-qualified stock options, restricted stock grants, stock appreciation rights, stock bonuses and other awards to officers and other employees. Effective upon approval of the 2013 Plan on July 30, 2013, no further grants were made under the 2004 Plan. Service-based options outstanding as of December 31, 2014 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of such date will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based RSUs outstanding at December 31, 2014 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. Subject to limited exceptions, service-based RSUs outstanding as of December 31, 2014 vest at the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the Company’s 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At December 31, 2014, 81,000 shares were available for grant under the 2011 Plan.
The fair value of each stock option and RSU granted under the above plans was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	Stock Options		RSUs
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Risk-free interest rate	1.45%	0.94%	1.17%	0.66%
Volatility	48.31%	52.02%	38.72%	40.47%
Dividend yield	2.33%	2.02%	2.38%	2.04%
Expected life of option (in years)	4.79	4.80
The weighted average fair value of stock options granted during the nine months ended December 31, 2014 and 2013 was $9.14 and $11.19, respectively. The weighted average fair value of restricted stock units granted during the nine months ended December 31, 2014 and 2013 was $17.82 and $20.51, respectively.
As of December 31, 2014, there was $1,552,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2014, there was $1,372,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $516,000 and $350,000 in the quarters ended December 31, 2014 and 2013, respectively, and $1,533,000 and $1,358,000 in the nine months ended December 31, 2014 and 2013, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $85,000 and $99,000 was recorded in the three- and nine months ended December 31, 2014, respectively. A realized gain of $68,000 and $59,000 was recorded in the three- and nine months ended December 31, 2013, respectively. As of December 31, 2014 and 2013, the notional amount of open foreign currency forward contracts was $2,006,000 and $3,401,000, respectively. The related unrealized gain was $3,000 and $11,000 at December 31, 2014 and 2013, respectively. We believe we do not have significant counterparty credit risks as of December 31, 2014.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013
Foreign currency forward contracts	Other current assets	$3	$11

(7)	GOODWILL AND INTANGIBLES
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the nine months ended December 31, 2014, there were no such events.
The change in the carrying amount of goodwill for the nine months ended December 31, 2014 is as follows (in thousands):

Balance at March 31, 2014	$14,522
Acquisition of Carson & Gebel	553
Balance at December 31, 2014	$15,075
With the acquisition of substantially all of the assets and business of Carson & Gebel on May 19, 2014, the Company recorded intangible assets based on the completion of valuations. Such intangible assets recorded as of December 31, 2014 include $1,300,000 relating to customer lists which are being amortized over eight years and $160,000 relating to a covenant not to compete that is being amortized over five years. Additionally, the Company recorded trademarks that are not subject to amortization in the amount of $160,000.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2014		March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,793	$—	$12,793	$—
Customer relationships	23,357	10,566	22,057	9,359	22,057	8,984
Trademarks	403	295	403	273	403	265
Patents	1,164	563	1,193	505	1,262	503
Non-compete	160	19	—	—	—	—
	$38,037	$11,443	$36,446	$10,137	$36,515	$9,752
Amortization expense related to intangible assets was $455,000 and $414,000 for the quarters ended December 31, 2014 and 2013, respectively, and was $1,335,000 and $1,241,000 for the nine months ended December 31, 2014 and 2013, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2015 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2015	$455
Fiscal 2016	1,821
Fiscal 2017	1,821
Fiscal 2018	1,821
Fiscal 2019	1,817

(8)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company’s Board, the Company repurchased 272,655 shares of the Company’s common stock for $6,634,000 during the nine months ended December 31, 2013. There were no repurchases of the Company's common stock by the Company during the nine months ended December 31, 2014. As of December 31, 2014, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2014.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2014.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2014.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of December 31, 2014 and March 31, 2014 (in thousands):

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$824	$824	$—	$—
Foreign exchange contracts	3	—	3	$—
Cash surrender value of life insurance policies	1,116	—	1,116	—
Total assets	$1,943	$824	$1,119	$—
Liabilities
Deferred compensation plans	$824	$824	$—	$—
Total liabilities	$824	$824	$—	$—

		Fair Value Measurements at March 31, 2014 Using
	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$782	$782	$—	$—
Cash surrender value of life insurance policies	1,079	—	1,079	—
Total assets	$1,861	$782	$1,079	$—
Liabilities
Deferred compensation plans	$782	$782	$—	$—
Total liabilities	$782	$782	$—	$—
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of December 31, 2014, there were no indications or circumstances indicating that an impairment might exist.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 61% of the Company's annual sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine's Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, ribbon and bow, gift tissue and gift bag lines.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness. In the last eleven fiscal years, the Company has closed seven manufacturing plants and eight warehouses totaling 2,680,000 square feet. Additionally, in the last six fiscal years, the Company has combined the operations of its Berwick Offray LLC, Paper Magic Group, Inc. ("Paper Magic") and C.R. Gibson, LLC subsidiaries in order to drive sales growth by providing stronger management oversight and by reallocating sourcing, sales and marketing resources in a more strategic manner; consolidated its human resources, accounts receivable, accounts payable and payroll functions into a combined back office operation; and completed the implementation of a phase of the Company’s enterprise resource planning systems standardization project.
Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate further growth.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of December 31, 2014, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill.
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
On September 9, 2011, the Company sold the Christmas gift wrap portion of Cleo's business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All principal and interest payments were paid timely.
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
Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013
Sales for the nine months ended December 31, 2014 decreased 2% to $259,342,000 from $265,899,000 in the nine months ended December 31, 2013, primarily due to lower sales of Christmas bows, ribbons and cards of $7,386,000, all occasion stationery products of $6,059,000, and all occasion cards of $2,386,000. These sales declines were partially offset by higher sales of floral products of $3,866,000 (largely due to the acquisition of substantially all of the business and assets of Carson & Gebel on May 19, 2014), craft ribbon of $2,607,000 and gift card holders of $2,487,000.
Cost of sales, as a percentage of sales, was 67% in the nine months ended December 31, 2014 and 2013.
Selling, general and administrative (“SG&A”) expenses of $57,754,000 in the nine months ended December 31, 2014 increased from $57,544,000 in the nine months ended December 31, 2013 in part due to costs of approximately $1,111,000 related to a mergers and acquisitions project that was terminated, which was partially offset by lower commissions and selling expenses.
Interest expense, net was $39,000 in the nine months ended December 31, 2014 compared to $152,000 in the nine months ended December 31, 2013 resulting primarily from higher rates of return on funds invested in short-term investments compared to the prior year.
Other income, net was $43,000 and $29,000 in the nine months ended December 31, 2014 and 2013, respectively. The increase in other income was primarily a result of favorable foreign currency transactions in the current year compared to the same nine months in the prior year.
Income from continuing operations before income taxes for the nine months ended December 31, 2014 of $28,569,000 decreased from $29,785,000 in the nine months ended December 31, 2013 primarily due to the impact of lower sales volume, as described above.
Income taxes, as a percentage of income from continuing operations before income taxes, were 36% and 32% in the nine months ended December 31, 2014 and 2013, respectively. The increase in income taxes, as a percentage of income from continuing operations before income taxes, in the nine months ended December 31, 2014 was primarily attributable to a tax benefit related to the reduction to the property, plant and equipment deferred tax liability recorded in the prior period which did not recur in the current period.
There was no income from discontinued operations in the nine months ended December 31, 2014. The primary operating activity of the discontinued operation ceased in December 2011. Income from discontinued operations, net of tax was $131,000 for the nine months ended December 31, 2013 primarily due to the favorable outcome of a property tax assessment.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Sales for the three months ended December 31, 2014 decreased 1% to $104,993,000 from $106,295,000 in the three months ended December 31, 2013, primarily due to lower sales of Christmas and all occasion cards of $3,605,000 and all occasion stationery products of $2,509,000, partially offset by higher sales of craft ribbon of $3,557,000 and floral products of $1,374,000 (largely due to the acquisition of substantially all of the business and assets of Carson & Gebel on May 19, 2014).

Cost of sales, as a percentage of sales, decreased to 65% in the three months ended December 31, 2014 from 66% in the three months ended December 31, 2013 primarily due to sourcing efficiencies.
SG&A expenses of $21,102,000 in the three months ended December 31, 2014 increased from $19,865,000 in the three months ended December 31, 2013 primarily due to costs of approximately $1,072,000 related to a mergers and acquisitions project that was terminated.
Interest expense, net of $43,000 in the three months ended December 31, 2014 decreased from $82,000 in the three months ended December 31, 2013 primarily from higher rates of return on funds invested in short-term investments compared to the prior year.
Other expense, net of $36,000 in the three months ended December 31, 2014 increased from $3,000 in the three months ended December 31, 2013 primarily due to unfavorable foreign currency transactions compared to the same quarter in the prior year.
Income from continuing operations before income taxes for the three months ended December 31, 2014 of $15,142,000 decreased from $16,316,000 in the three months ended December 31, 2013 primarily due to the impact of lower sales volume and higher SG&A expenses, as described above.
Income taxes, as a percentage of income from continuing operations before income taxes, were 35% and 33% in the three months ended December 31, 2014 and 2013, respectively. The increase in income taxes, as a percentage of income from continuing operation before income taxes, was primarily attributable to a tax benefit related to the reduction to the property, plant and equipment deferred tax liability recorded in the prior year quarter which did not recur in the current year quarter.
There was no income from discontinued operations in the three months ended December 31, 2014. The primary operating activity of the discontinued operation ceased in December 2011. Income from discontinued operations, net of tax was $19,000 for the three months ended December 31, 2013 due to the favorable outcome of a property tax assessment appeal.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2014, the Company had working capital of $204,046,000 and stockholders’ equity of $272,741,000. Operating activities of continuing operations provided net cash of $2,338,000 during the nine months ended December 31, 2014 and used net cash of $3,216,000 in the nine months ended December 31, 2013. Net cash provided by operating activities from continuing operations during the nine months ended December 31, 2014 reflects our working capital requirements which resulted in an increase in accounts receivable of $41,218,000 due to the seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $1,600,000. This was partially offset by an increase in accounts payable of $7,569,000; an increase in other accrued liabilities of $7,875,000 due to increased accruals for income taxes, royalties and sales commissions; and an increase in other assets of $1,497,000. Included in net income for the nine months ended December 31, 2014 were non-cash charges for depreciation and amortization of $5,835,000, provision for accounts receivable allowances of $1,748,000, share-based compensation of $1,533,000 and a deferred tax benefit of $954,000. Net cash used for operating activities from continuing operations during the nine months ended December 31, 2013 reflects our working capital requirements which resulted in an increase in accounts receivable of $48,409,000 due to the seasonal billings of fiscal 2014 Christmas accounts receivable, net of collections. This was offset by an increase in accounts payable of $8,533,000 and an increase in other accrued liabilities of $7,274,000 due to increased accruals for income taxes, royalties and sales commissions, partially offset by lower reserves related to the sale of the Halloween portion of PMG's business in fiscal 2012. Included in net income for the nine months ended December 31, 2013 were non-cash charges for depreciation and amortization of $5,677,000, provision for accounts receivable allowances of $2,608,000, share-based compensation of $1,358,000 and a deferred tax benefit of $1,212,000.
Our investing activities used net cash of $17,870,000 in the nine months ended December 31, 2014, consisting primarily of the purchase of held-to-maturity securities of $39,795,000, the purchase of a business of $5,142,000 and capital expenditures of $2,938,000, partially offset by proceeds from held-to-maturity securities of $30,000,000. In the nine months ended December 31, 2013, our investing activities consisted primarily of capital expenditures of $4,035,000.
Our financing activities used net cash of $4,273,000 in the nine months ended December 31, 2014, consisting primarily of payments of dividends of $4,196,000. In the nine months ended December 31, 2013, financing activities used net cash of $10,986,000, consisting primarily of purchases of treasury stock of $6,634,000 and payments of cash dividends of $4,243,000.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility

(“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 17, 2016. At December 31, 2014, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the nine months ended December 31, 2014. The Company is in compliance with all financial debt covenants as of December 31, 2014. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2014, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,617	—	—	—	$1,617
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of December 31, 2014, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 92 employees as of December 31, 2014, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2014 have not materially changed from March 31, 2014 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSS INDUSTRIES, INC.
(Registrant)

Date: January 27, 2015	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: January 27, 2015	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)