Form 10-K
period 2015-03-31
CSS INDUSTRIES INC
filed 2015-05-22
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant is $211,880,956. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2014, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2015 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.
At May 18, 2015, there were outstanding 9,343,750 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

PART I
Item 1. Business.
General
CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorations, classroom exchange Valentines, floral accessories, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder sourced from foreign suppliers, primarily in Asia. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”) and C.R. Gibson, LLC (“C.R. Gibson”).
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2015 refers to the fiscal year ended March 31, 2015.
The Company’s goal is to expand by developing new or complementary products, by entering new markets and by acquiring companies that are complementary with its existing operating businesses.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. ("Hollywood Ribbon") for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one-time transition costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of March 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of March 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $553,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On December 3, 2013, the Company combined the operations of its C.R. Gibson business with the operations of its Berwick Offray and Paper Magic businesses, which were previously combined on March 27, 2012. These businesses were combined in order to provide stronger management oversight by reallocating sourcing, sales and marketing resources in a more strategic manner.
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

On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. The results of operations for the years ended March 31, 2015, 2014 and 2013 reflect the historical operations of the Christmas gift wrap business as discontinued operations and the discussion herein is presented on the basis of continuing operations, unless otherwise stated.
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
Key brands include Paper Magic®, Berwick®, Offray®, C.R. Gibson®, Markings®, Stepping Stones®, Tapestry®, Seastone®, Dudley’s®, Eureka®and Stickerfitti®.
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

•
Memory books, stationery, journals and notecards, infant and wedding photo albums, scrapbooks, educational products, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Florence, Alabama.

•
Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in facilities located in New Hampshire or imported from Mexico. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Pennsylvania.

Other products including, but not limited to, decorative tissue paper, all occasion gift wrap, gift tags, gift bags, gift boxes, gift card holders, classroom exchange Valentine products, Easter products, educational products, and decorations are designed to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2015 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.

Intellectual Property Rights CSS has a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with its products. Substantially all of its designs and artwork are protected by copyright. Intellectual property license rights which CSS has obtained are viewed as especially important to the success of its classroom exchange Valentines and stickers. It is CSS’ view that its operations are not dependent upon any individual patent, tradename, trademark, copyright or intellectual property license. The collective value of CSS’ intellectual property is viewed as substantial, and CSS seeks to protect its rights in all patents, copyrights, tradenames, trademarks and intellectual property licenses.
Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in Moosic, PA; Dallas, TX; Atlanta, GA and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 28% and 12% of total net sales, respectively, during fiscal 2015. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2015. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 59% of our sales in our 2015 fiscal year. Approximately 62% of the Company’s sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Approximately 30% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, licensors, customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Sales terms for our seasonal products do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by C.R. Gibson’s key account representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.
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
Competition CSS competes with various domestic and foreign companies in each of its product offerings. Some of our competitors, such as American Greetings Corporation, LLC ("American Greetings") and Hallmark Cards, Incorporated (“Hallmark”), are larger and have greater resources than the Company. CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on category knowledge, timely delivery, creative design, price and, with respect to seasonal products, the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS believes that its focus on products, combined with consistent service levels, allows it to compete effectively in its core markets.

Employees
At May 18, 2015, approximately 1,250 persons were employed by CSS (increasing to approximately 1,450 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 90 employees as of May 18, 2015, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.

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
Approximately 62% of our sales are all occasion with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Approximately 30% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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
A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 28% and 12% of our sales, respectively, during our 2015 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2015. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 59% of our sales in our 2015 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, with one or more of our large customers, including without limitation a loss or significant reduction in sales resulting from our failure or inability to comply with one or more of any of our customers’ sourcing requirements, may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.
Increases in raw material and energy costs, resulting from general economic conditions, acts of nature, such as hurricanes, earthquakes or pandemics, acts of war, threats of war, terrorism, civil unrest, or other factors, may raise our cost of goods sold and adversely affect our business, results of operations and financial condition.
Paper and petroleum-based materials are essential in the manufacture of our products, and the cost of such materials is significant to our cost of goods sold. Energy costs, especially fuel costs, also are significant expenses in the production and delivery of our products. Increased costs of raw materials or energy resulting from general economic conditions, acts of nature, such as hurricanes, earthquakes or pandemics, acts of war, threats of war, terrorism, civil unrest, or other factors, may result in declining margins and operating results if market conditions prevent us from passing these increased costs on to our customers through timely price increases on our products.

Risks associated with our use of foreign suppliers may adversely affect our business, results of operations and financial condition.
For a large portion of our product lines, with the exception of our decorative ribbon and bow product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 58% of our sales in fiscal 2015 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control (including without limitation risks associated with defective products), enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, acts of war, threats of war, terrorism, civil unrest, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.
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
Many of our largest customers are national and regional retail chains. The retail channel in the United States has experienced significant shifts in market share among competitors in recent years, including as a result of the emergence of e-commerce retailers. Any current or future economic slowdown, slow economic recovery, or uncertain economic outlook could further adversely affect our key customers. Our business, results of operations and financial condition may be adversely affected if our customers file for bankruptcy protection and/or cease doing business, significantly reduce the number of stores they operate, significantly reduce their purchases from us, do not pay us for their purchases, or if their payments to us are delayed because of bankruptcy or other factors beyond our control.
Our business, results of operations and financial condition may be adversely affected by volatility in the demand for our products.
Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, the effects of war, terrorism or threats of war, civil unrest, fuel prices, consumer demand for our products based upon, among other things, consumer trends and the availability of alternative products, and consumer confidence in future economic conditions. A decline in economic activity in the United States or other regions of the world, a slow economic recovery, or an uncertain outlook, in addition to adversely affecting our customers, could adversely affect our business, results of operations and financial condition because of, among other things, reduced consumer spending on discretionary items, including our products. We also routinely utilize new artwork, designs or licensed intellectual property in connection with our products, and our inability to design, select, procure, maintain or sell consumer-desired artwork, designs or licensed intellectual property could adversely affect the demand for our products, which could adversely affect our business, results of operations and financial condition.
Our business, results of operations and financial condition may be adversely affected if we are unable to compete successfully against our competitors.
Our success depends in part on our ability to compete against our competitors in our highly competitive markets. Our competitors, including domestic businesses, such as Hallmark and American Greetings, foreign manufacturers who market directly to our customer base, and importers of products produced overseas, may be able to offer similar products with more favorable pricing, servicing and/or terms of sale or may be able to provide products that more readily meet customer requirements or consumer preferences. Our inability to successfully compete against our competitors could adversely affect our business, results of operations and financial condition.

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
Approximately 90 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland are represented by a labor union. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2017. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreement. If we fail to extend or renegotiate our collective bargaining agreement, if disputes with our union arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.
Employee benefit costs may adversely affect our business, results of operations and financial condition.
We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as healthcare costs for our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because of the current and/or future impact of federal healthcare legislation on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.
Our acquisition strategy involves risks, and difficulties in integrating potential acquisitions may adversely affect our business, results of operations and financial condition.
We regularly evaluate potential acquisition opportunities to support, strengthen and grow our business. In fiscal 2015, we completed the acquisitions of substantially all of the business and assets of Carson & Gebel and of Hollywood Ribbon. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.
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
We have a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with our products. While our operations are not dependent upon any individual copyright, patent, tradename, trademark or intellectual property license, we believe that the collective value of our intellectual property is substantial. We rely upon copyright, patent, tradename and trademark laws in the United States and other jurisdictions and on confidentiality agreements with some of our employees and others to protect our proprietary rights. If our proprietary rights were infringed, our business could be adversely affected. In addition, our activities could infringe upon the proprietary rights of others, who could assert infringement claims against us. We could face costly litigation to defend these claims. If we are unsuccessful in defending such claims, our business, results of operations and financial condition could be adversely affected.
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
Our business, results of operations and financial condition may be adversely affected by national or global changes in economic or political conditions, including foreign currency fluctuations and fluctuations in inflation and interest rates, a national or international economic downturn, any future terrorist attacks, acts of war, threats of war, civil unrest, and the national and global military, diplomatic and financial exposure to such attacks or other threats.

Our business, results of operations and financial condition may be adversely affected by our ability to successfully manage our information technology (“IT”) infrastructure.
We rely upon our IT infrastructure to operate our business. If we suffer damage, interruption, or impairment of our IT infrastructure resulting from human error, theft, vandalism, fire, flood, power loss, telecommunications failure, terrorist attacks, a computer virus, hacker attack or a malfunction of an IT application, we could experience substantial operational issues, including loss of data or information, misuse of data or information by a third party, increases in costs, disruption of operations or business interruption. Our inability to successfully manage our IT infrastructure could adversely affect our business, results of operations and financial condition.

We are subject to a number of restrictive covenants under our borrowing arrangement, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.
Our borrowing arrangement contains a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in activities such as incurring additional debt, making investments, granting liens on our assets, making capital expenditures, paying dividends and making other distributions on our capital stock, and engaging in mergers, acquisitions, asset sales and repurchases of our capital stock. Under such arrangements, we are also subject to customary financial covenants, including covenants requiring us to maintain our capital expenditures below a maximum permitted amount each year and to keep our tangible net worth and our interest coverage ratio at or above certain minimum levels. Compliance with the financial covenants contained in our borrowing arrangements is based on financial measures derived from our operating results.
If our business, results of operations or financial condition is adversely affected by one or more of the risk factors described above, or other factors described in this annual report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these covenants. If we fail to comply with such covenants, our lenders under our borrowing arrangements could stop advancing funds to us under these arrangements and/or demand immediate payment of amounts outstanding under such arrangements. Under such circumstances, we may need to seek alternate financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital, and in our ability to make acquisitions and to pay dividends. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under our borrowing arrangements.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2015 and fiscal 2014.

Fiscal 2015			Dividends Declared
	High	Low
First Quarter	$27.28	$23.05	$0.15
Second Quarter	27.95	23.97	0.15
Third Quarter	32.62	23.92	0.15
Fourth Quarter	30.50	26.87	0.18

Fiscal 2014			Dividends Declared
	High	Low
First Quarter	$30.97	$24.57	$0.15
Second Quarter	27.91	21.82	0.15
Third Quarter	31.14	22.85	0.15
Fourth Quarter	28.53	24.60	0.15
At May 18, 2015, there were approximately 4,960 holders of the Company’s common stock and there were no shares of preferred stock outstanding.
The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph
The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2010 through March 31, 2015, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2010 and reinvestment of all dividends).
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

Item 6. Selected Financial Data.

	Years Ended March 31,
	2015	2014	2013	2012	2011(a)(b)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$313,044	$320,459	$364,193	$384,663	$383,660
Income from continuing operations before income taxes	26,641	27,700	22,637	25,245	26,841
Income from continuing operations	16,954	18,564	15,588	16,229	17,194
Income (loss) from discontinued operations, net of tax	—	205	(361)	(559)	(11,583)
Net income	16,954	18,769	15,227	15,670	5,611

Net income (loss) per common share:
Basic:
Continuing operations	$1.82	$1.98	$1.63	$1.67	$1.77
Discontinued operations	$—	$0.02	$(0.04)	$(0.06)	$(1.19)
Total	$1.82	$2.00	$1.59	$1.61	$0.58
Diluted:
Continuing operations	$1.80	$1.97	$1.63	$1.67	$1.77
Discontinued operations	$—	$0.02	$(0.04)	$(0.06)	$(1.19)
Total	$1.80	$1.99	$1.59	$1.61	$0.58

Balance Sheet Data:
Working capital	$194,422	$187,809	$175,057	$163,294	$145,814
Total assets	309,473	293,535	289,180	286,564	286,923
Current portion of long-term debt	—	—	—	—	66
Stockholders’ equity	270,255	257,216	248,978	243,203	235,659

Cash dividends declared per common share	$0.63	$0.60	$0.60	$0.60	$0.60

(a)	Statement of Operations and Balance Sheet data for 2011 has been adjusted to reclassify the results of operations of the Christmas gift wrap business to discontinued operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
On September 9, 2011, the Company sold the Christmas gift wrap portion of Cleo’s business and certain of its assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact. Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. The purchase price was $7,500,000, of which $2,000,000 was paid in cash at closing. The remainder of the purchase price was paid through the issuance by Impact of an unsecured subordinated promissory note, which provided for quarterly payments of interest at 7% and principal payments as follows: $500,000 on March 1, 2012; $2,500,000 on March 1, 2013; and all remaining principal and interest on March 1, 2014. In the fourth quarter of fiscal 2013, the Company received a $2,000,000 principal payment in advance of the March 1, 2014 due date. All interest payments were paid timely and the final principal payment of $500,000 was received in March 2014. The results of operations for the years ended March 31, 2015, 2014 and 2013 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.
Approximately 62% of the Company’s sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, gift tissue and gift bag lines.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to seasonal, craft and all occasion products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively foreign-sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness.
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate growth.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one time transition costs of approximately $760,000 in fiscal 2015 primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of March 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $745,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of March 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with Paper Magic’s Halloween business, to Gemmy. Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. The Company incurred $523,000 of transaction costs (included within disposition of product line further discussed in Note 4 to the consolidated financial statements), yielding net proceeds of $1,758,000.
Litigation
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
Results of Operations
Fiscal 2015 Compared to Fiscal 2014
Consolidated net sales for fiscal 2015 decreased to $313,044,000 from $320,459,000 in fiscal 2014. The decrease in net sales was primarily due to lower sales of Christmas cards, gift bags and decorations of $7,628,000, all occasion stationery products of $5,718,000, and all occasion cards of $2,157,000. These sales declines were partially offset by higher sales of floral products of $5,549,000 (largely due to the acquisition of substantially all of the business and assets of Carson & Gebel on May 19, 2014) and gift card holders of $2,161,000.
Cost of sales, as a percentage of net sales, was 68% in fiscal 2015 and 2014.
Selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, was 24% in fiscal 2015 and 23% in fiscal 2014. The increase in SG&A expenses, as a percentage of net sales, was primarily related to costs of approximately $1,111,000 related to a mergers and acquisitions project that was terminated, partially offset by lower commissions.

Interest expense, net was $7,000 in fiscal 2015 compared to $191,000 in fiscal 2014. The decrease in interest expense was primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the prior year.
Income from continuing operations before income taxes was $26,641,000, or 9% of net sales, in fiscal 2015 compared to $27,700,000, or 9% of net sales, in fiscal 2014. The decrease was primarily due to the impact of lower sales volume and higher SG&A expenses, as described above.
Income taxes, as a percentage of income from continuing operations before income taxes, were 36% in fiscal 2015 and 33% in 2014. The increase in income taxes, as a percentage of income from continuing operations before income taxes, was primarily attributable to a tax benefit related to the reduction to the property, plant and equipment deferred tax liability recorded in the prior year which did not recur in the current fiscal year.
There was no income from discontinued operations in the fiscal year ended March 31, 2015. Income from discontinued operations, net of tax of $205,000 for the fiscal year ended March 31, 2014 reflects pre-tax income of $117,000 related to the Christmas gift wrap business which was sold on September 9, 2011 and an income tax benefit of $88,000. See further discussion in Notes 1 and 2 to the consolidated financial statements.
Fiscal 2014 Compared to Fiscal 2013
Consolidated net sales for fiscal 2014 decreased to $320,459,000 from $364,193,000 in fiscal 2013. The decrease in net sales was primarily due to lower sales of Halloween products of $29,548,000 as a result of our sale of the Halloween portion of Paper Magic's business on September 5, 2012, and lower sales of all occasion products of $8,521,000 and Christmas products of $4,933,000 compared to fiscal 2013.

Cost of sales, as a percentage of net sales, was 68% in fiscal 2014 and 70% in 2013. This favorable decrease was primarily due to sourcing efficiencies and the absence of a write-down of inventory to net realizable value of $1,266,000 related to the sale of the Halloween portion of Paper Magic's business which was recorded in fiscal 2013.
SG&A expenses, as a percentage of net sales, was 23% in fiscal 2014 and 22% in fiscal 2013.
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

Interest expense, net was $191,000 in fiscal 2014 compared to interest income, net of $51,000 in fiscal 2013. This change was primarily due to interest income received in fiscal 2013 on the note receivable from Impact (issued by Impact as part of its purchase of the Christmas wrap business on September 9, 2011). The outstanding principal balance of such note receivable was reduced to $500,000 during fiscal 2013 and collected in March 2014.
Income from continuing operations before income taxes was $27,700,000, or 9% of net sales, in fiscal 2014 compared to $22,637,000, or 6% of net sales, in fiscal 2013. The increase was primarily due to the reduction in costs associated with the disposition of product line discussed above and favorable margins, partially offset by the impact of lower sales volume.
Income taxes, as a percentage of income from continuing operations before income taxes, were 33% in fiscal 2014 and 31% in 2013. The increase in income taxes in fiscal 2014 was primarily attributable to a lower benefit related to the changes in tax reserves and valuation allowance of approximately 5%, partially offset by the absence of the unfavorable impact of approximately 3% related to the portion of the goodwill reduction being non-deductible for tax purposes in fiscal 2013.
Income from discontinued operations, net of tax for the fiscal year ended March 31, 2014 was $205,000 compared to a loss from discontinued operations, net of tax of $361,000 for the fiscal year ended March 31, 2013. Income from discontinued operations, net of tax of $205,000 for the fiscal year ended March 31, 2014 reflects pre-tax income of $117,000 related to the Christmas gift wrap business which was sold on September 9, 2011 and an income tax benefit of $88,000. The loss from discontinued operations, net of tax, of $361,000 for the fiscal year ended March 31, 2013 reflects pre-tax income of $89,000 related to this business offset by income tax expense of $450,000. See further discussion in Notes 1 and 2 to the consolidated financial statements.
Liquidity and Capital Resources
At March 31, 2015 and 2014, the Company had working capital of $194,422,000 and $187,809,000, respectively, and stockholders’ equity of $270,255,000 and $257,216,000, respectively. Operating activities of continuing operations provided net cash of $33,223,000 in fiscal 2015 compared to $28,240,000 in fiscal 2014 and $31,428,000 in fiscal 2013. Net cash provided by operating activities from continuing operations in fiscal 2015 reflects our working capital requirements which resulted in a decrease in accounts receivable of $1,593,000, a decrease in other assets of $1,248,000 and an increase in accounts payable of $2,253,000, offset by an increase in inventory of $2,903,000. Included in fiscal 2015 net income were non-cash charges for depreciation and amortization of $7,878,000 and share-based compensation of $2,038,000. Net cash provided by operating activities from continuing operations in fiscal 2014 reflects our working capital requirements which resulted in a decrease in inventory of $3,346,000, offset by an increase in accounts receivable of $3,972,000 and a decrease in accounts payable of $2,536,000. Included in fiscal 2014 net income were non-cash charges for depreciation and amortization of $7,543,000 and share-based compensation of $1,843,000. Net cash provided by operating activities from continuing operations in fiscal 2013 reflects our working capital requirements which resulted in a decrease in inventory of $8,106,000, an increase in accrued expenses and long-term obligations of $1,802,000 and an increase in accrued income taxes of $1,290,000, offset by a decrease in accounts payable of $4,073,000 and an increase in accounts receivable of $2,952,000. Included in fiscal 2013 net income were non-cash charges for depreciation and amortization of $7,594,000, a reduction in goodwill of $2,711,000 related to the sale of the Halloween portion of Paper Magic’s business, and share-based compensation of $1,783,000.
Our investing activities of continuing operations used net cash of $58,793,000 in fiscal 2015, consisting primarily of the purchase of held-to-maturity investment securities of $69,749,000, purchase of businesses of $15,146,000 and capital expenditures of $3,924,000, partially offset by maturities of investment securities of $30,000,000. In fiscal 2014, our investing activities consisted primarily of the purchase of held-to-maturity investment securities of $29,862,000 and capital expenditures of $5,024,000. In fiscal 2013, our investing activities consisted primarily of capital expenditures of $4,494,000, partially offset by net proceeds of $1,758,000 from the sale of the Halloween portion of Paper Magic’s business.
Our financing activities used net cash of $5,969,000 in fiscal 2015, consisting primarily of payments of cash dividends of $5,878,000. In fiscal 2014, financing activities used net cash of $12,360,000, consisting primarily of payments of cash dividends of $5,637,000 and purchases of treasury stock of $6,634,000. In fiscal 2013, financing activities used net cash of $10,671,000, consisting primarily of payments of cash dividends of $5,731,000 and purchases of treasury stock of $4,864,000.
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
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 272,655 shares of the Company’s common stock for $6,634,000 in fiscal 2014. There were repurchases of 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) in fiscal 2013. There were no repurchases of the Company's common stock by the Company in fiscal 2015. As of March 31, 2015, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.

The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings are available under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 67% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. The sale of the Christmas gift wrap portion of Cleo’s business and the sale of the Halloween portion of Paper Magic’s business has reduced the Company’s seasonal working capital requirements. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. On March 24, 2015, the Company entered into an amendment to extend the expiration date of its revolving credit facility from March 17, 2016 to March 16, 2020. For information concerning this credit facility, see Note 10 to the consolidated financial statements. At March 31, 2015, there were no borrowings outstanding under the Company’s revolving credit facility.
Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.
As of March 31, 2015, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total
Operating leases	$4,656	$5,291	$2,619	$955	$13,521
Other long-term obligations (1)	666	270	231	1,437	2,604
Royalty obligations (2)	70	818	185	—	1,073
	$5,392	$6,379	$3,035	$2,392	$17,198

(1)
Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations is estimated by management.

(2)	The Company is committed to pay guaranteed minimum royalties attributable to sales of certain intellectual property licensed products.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 9 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.
As of March 31, 2015, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,485	$—	$—	$—	$1,485
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
Goodwill, Other Intangibles and Long-Lived Assets
When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. Goodwill is subject to an assessment for impairment which must be performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. Entities have the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would still be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and a terminal value projected for each reporting unit. The income approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported. The Company performs its required annual assessment as of the fiscal year end. Changes to our judgments regarding assumptions and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.
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
In connection with the Company’s review of the recoverability of its goodwill as it prepared its financial statements for the fiscal year ended March 31, 2015, the Company performed a qualitative assessment of its goodwill. As a result of the qualitative assessment performed, it was determined that it was not more likely than not that goodwill was impaired. Consequently, the more detailed two step impairment test was not required. In connection with the Company's review of the recoverability of other intangibles as it prepared its financial statements for the fiscal year ended March 31, 2015, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In connection with the recoverability of property, plant and equipment, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. No impairment of assets was recorded in the fiscal year ended March 31, 2015. In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2014 and 2013, the fair value of all goodwill, other intangible assets and long-lived assets reflected on the Company’s consolidated balance sheets as of March 31, 2014 and 2013 was in excess of the carrying value and no impairment was recorded. See Note 5 to the consolidated financial statements for further discussion.
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
Forward-Looking and Cautionary Statements
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s goals of expanding by developing new or complementary products, entering new markets, pursuing new product initiatives, and acquiring companies that are complimentary to the Company's existing businesses; the Company’s anticipation that quarterly cash dividends will continue to be paid in the future; the expected future impact of legal proceedings; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; the expected future timing of the satisfaction of liabilities associated with the Company's former Halloween business; the estimated amount and timing of future amortization expense, future compensation expense related to non-vested outstanding stock options and RSUs and future lease payments and other contractual obligations and commitments; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company's operating businesses; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.
Interest Rate Risk
The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2015, the Company had held-to-maturity investments of $69,845,000 consisting of commercial paper with original maturities at the date of purchase of nine months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Pursuant to the Company’s variable rate line of credit in effect during fiscal 2015, a change in the London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. However, the Company had no borrowings under its revolving credit facility during fiscal 2015.
Foreign Currency Risk
Approximately 1% of the Company’s sales in fiscal 2015 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8. Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 22, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
May 22, 2015
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$36,429	$68,200
Short-term investments	69,845	29,862
Accounts receivable, net of allowances of $1,059 and $1,669	42,052	44,243
Inventories	65,491	59,252
Deferred income taxes	4,375	4,414
Other current assets	11,235	13,472
Current assets of discontinued operations	—	1
Total current assets	229,427	219,444
Net property, plant and equipment	25,493	27,063
Deferred income taxes	582	1,965
Other assets:
Goodwill	15,820	14,522
Intangible assets, net of accumulated amortization of $11,959 and $10,137	33,048	26,309
Other	5,103	4,232
Total other assets	53,971	45,063
Total assets	$309,473	$293,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,917	$10,664
Accrued income taxes	745	217
Accrued payroll and other compensation	9,054	8,754
Accrued customer programs	4,042	4,820
Accrued royalties	2,362	2,292
Accrued other expenses	5,885	4,655
Current liabilities of discontinued operations	—	233
Total current liabilities	35,005	31,635
Long-term obligations	4,213	4,684
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2015 and 2014	1,470	1,470
Additional paid-in capital	54,399	52,117
Retained earnings	356,467	347,469
Accumulated other comprehensive loss, net of tax	(91)	(19)
Common stock in treasury, 5,359,334 and 5,408,246 shares, at cost	(141,990)	(143,821)
Total stockholders’ equity	270,255	257,216
Total liabilities and stockholders’ equity	$309,473	$293,535
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2015	2014	2013
Net sales	$313,044	$320,459	$364,193
Costs and expenses
Cost of sales	211,342	217,303	255,102
Selling, general and administrative expenses	75,062	75,204	80,619
Disposition of product line, net	—	—	5,798
Interest expense (income), net	7	191	(51)
Other (income) expense, net	(8)	61	88
	286,403	292,759	341,556
Income from continuing operations before income taxes	26,641	27,700	22,637
Income tax expense	9,687	9,136	7,049
Income from continuing operations	16,954	18,564	15,588
Income (loss) from discontinued operations, net of tax	—	205	(361)
Net income	$16,954	$18,769	$15,227

Net income (loss) per common share:
Basic:
Continuing operations	$1.82	$1.98	$1.63
Discontinued operations	$—	$0.02	$(0.04)
Total	$1.82	$2.00	$1.59
Diluted:
Continuing operations	$1.80	$1.97	$1.63
Discontinued operations	$—	$0.02	$(0.04)
Total	$1.80	$1.99	$1.59
Weighted average shares outstanding:
Basic	9,326	9,389	9,562
Diluted	9,410	9,436	9,568

Comprehensive income:
Net income	$16,954	$18,769	$15,227
Postretirement medical plan, net of tax	(72)	21	(15)
Comprehensive income	$16,882	$18,790	$15,212

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$16,954	$18,769	$15,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,878	7,543	7,594
Accretion of investment discount	(234)	—	—
Reduction of goodwill from disposition of product line	—	—	2,711
Provision for accounts receivable allowances	2,143	2,862	4,746
Deferred tax provision (benefit)	1,666	2,511	(4,257)
(Gain) loss on sale or disposal of assets	(16)	(8)	155
Share-based compensation expense	2,038	1,843	1,783
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,593	(3,972)	(2,952)
Inventories	(2,903)	3,346	8,106
Other assets	1,248	(1,282)	(704)
Accounts payable	2,253	(2,536)	(4,073)
Accrued income taxes	821	(726)	1,290
Accrued expenses and long-term obligations	(218)	(110)	1,802
Net cash provided by operating activities-continuing operations	33,223	28,240	31,428
Net cash used for operating activities-discontinued operations	(232)	(410)	(1,565)
Net cash provided by operating activities	32,991	27,830	29,863
Cash flows from investing activities:
Maturities of investment securities	30,000	—	—
Purchase of held-to-maturity investment securities	(69,749)	(29,862)	—
Purchase of businesses, net of cash received of $2,778 in 2015	(15,146)	—	—
Purchase of property, plant and equipment	(3,924)	(5,024)	(4,494)
Proceeds from disposition of product line, net	—	—	1,758
Proceeds from sale of assets	26	8	17
Net cash used for investing activities-continuing operations	(58,793)	(34,878)	(2,719)
Net cash provided by investing activities-discontinued operations	—	500	4,500
Net cash (used for) provided by investing activities	(58,793)	(34,378)	1,781
Cash flows from financing activities:
Payment of financing transaction costs	(112)	—	—
Dividends paid	(5,878)	(5,637)	(5,731)
Purchase of treasury stock	—	(6,634)	(4,864)
Proceeds from exercise of stock options	46	49	192
Payments for tax withholding on net restricted stock settlements	(293)	(563)	(262)
Tax effect of stock awards	268	425	(6)
Net cash used for financing activities	(5,969)	(12,360)	(10,671)
Net (decrease) increase in cash and cash equivalents	(31,771)	(18,908)	20,973
Cash and cash equivalents at beginning of period	68,200	87,108	66,135
Cash and cash equivalents at end of period	$36,429	$68,200	$87,108
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2012	—	$—	14,703,084	$1,470	$50,383	$328,921	$(25)	(5,023,916)	$(137,546)	$243,203
Adjustment (see Note 7)	—	—	—	—	(1,727)	1,727	—	—	—	—
Share-based compensation expense	—	—	—	—	1,783	—	—	—	—	1,783
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(193)	—	11,000	385	192
Issuance of common stock under equity plan	—	—	—	—	—	(1,487)	—	28,784	1,225	(262)
Purchase of treasury shares	—	—	—	—	—	—	—	(251,180)	(4,864)	(4,864)
Tax effect of stock awards	—	—	—	—	(6)	—	—	—	—	(6)
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(549)	—	—	—	—	(549)
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,731)	—	—	—	(5,731)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(15)	—	—	(15)
Net income	—	—	—	—	—	15,227	—	—	—	15,227
Balance, March 31, 2013	—	—	14,703,084	1,470	49,884	338,464	(40)	(5,235,312)	(140,800)	248,978
Share-based compensation expense	—	—	—	—	1,843	—	—	—	—	1,843
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(2,044)	—	59,793	2,093	49
Issuance of common stock under equity plan	—	—	—	—	—	(2,083)	—	39,928	1,520	(563)
Purchase of treasury shares	—	—	—	—	—	—	—	(272,655)	(6,634)	(6,634)
Tax effect of stock awards	—	—	—	—	425	—	—	—	—	425
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(35)	—	—	—	—	(35)
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,637)	—	—	—	(5,637)
Postretirement medical plan, net of tax	—	—	—	—	—	—	21	—	—	21
Net income	—	—	—	—	—	18,769	—	—	—	18,769
Balance, March 31, 2014	—	—	14,703,084	1,470	52,117	347,469	(19)	(5,408,246)	(143,821)	257,216
Share-based compensation expense	—	—	—	—	2,038	—	—	—	—	2,038
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(760)	—	22,899	806	46
Issuance of common stock under equity plan	—	—	—	—	—	(1,318)	—	26,013	1,025	(293)
Tax effect of stock awards	—	—	—	—	268	—	—	—	—	268
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(24)	—	—	—	—	(24)
Cash dividends ($.63 per common share)	—	—	—	—	—	(5,878)	—	—	—	(5,878)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	16,954	—	—	—	16,954
Balance, March 31, 2015	—	$—	14,703,084	$1,470	$54,399	$356,467	$(91)	(5,359,334)	$(141,990)	$270,255
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.
On September 9, 2011, the Company and its Cleo Inc (“Cleo”) subsidiary sold the Christmas gift wrap portion of Cleo’s business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. (“Impact”). Cleo’s remaining assets, including accounts receivable and inventory, were excluded from the sale. Various prior period amounts contained in these consolidated financial statements include assets, liabilities and cash flows related to the Christmas gift wrap business which are presented as current assets and liabilities of discontinued operations. The results of operations for the years ended March 31, 2015, 2014 and 2013 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussions in this annual report are presented on the basis of continuing operations, unless otherwise noted.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2015 refers to the fiscal year ended March 31, 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of CSS Industries, Inc. and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Nature of Business
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, boxed greeting cards, gift tags, gift wrap, gift bags, gift boxes, gift card holders, decorations, classroom exchange Valentines, floral accessories, Easter egg dyes and novelties, craft and educational products, stickers, memory books, stationery, journals, notecards, infant and wedding photo albums, scrapbooks, and other items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in ten facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities.
The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”) and C.R. Gibson, LLC (“C.R. Gibson”). On December 3, 2013, the Company combined the operations of its C.R. Gibson business with the operations of its Berwick Offray and Paper Magic businesses, which were previously combined on March 27, 2012. These businesses were combined in order to provide stronger management oversight by reallocating sourcing, sales and marketing resources in a more strategic manner.
Approximately 90 of its 1,250 employees (increasing to approximately 1,450 as seasonal employees are added) are represented by a labor union. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2017. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair market value at March 31, 2015 and 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at March 31, 2015 consisted of commercial paper with an amortized cost of $69,845,000 and mature in fiscal 2016. Short-term investments at March 31, 2014 consisted of commercial paper with an amortized cost of $29,862,000 and matured in fiscal 2015.
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

Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $279,000 and $465,000 at March 31, 2015 and 2014, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $838,000 and $820,000 at March 31, 2015 and 2014, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2015	2014
Raw material	$9,612	$9,366
Work-in-process	15,376	14,418
Finished goods	40,503	35,468
	$65,491	$59,252

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2015	2014
Land	$2,508	$2,508
Buildings, leasehold interests and improvements	35,664	37,183
Machinery, equipment and other	88,148	93,928
	126,320	133,619
Less – Accumulated depreciation and amortization	(100,827)	(106,556)
Net property, plant and equipment	$25,493	$27,063
Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years
When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other (income) expense, net. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.
The Company maintained no assets under capital leases as of March 31, 2015 and 2014. Depreciation expense was $6,027,000, $5,917,000 and $5,948,000 for the years ended March 31, 2015, 2014 and 2013, respectively.
The Company maintains various operating leases and records rent expense on a straight-line basis over the lease term. See Note 11 for further discussion.

Impairment of Long-Lived Assets including Goodwill, Other Intangible Assets and Property, Plant and Equipment
When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is recorded as goodwill. Goodwill is subject to an assessment for impairment which must be performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. Entities have the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would still be required. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. The Company uses a dual approach to determine the fair value of its reporting units including both a market approach and an income approach. The market approach computes fair value using a multiple of earnings before interest, income taxes, depreciation and amortization which was developed considering both the multiples of recent transactions as well as trading multiples of consumer products companies. The income approach is based on the present value of discounted cash flows and a terminal value projected for each reporting unit. The income approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected net cash flows are derived using the most recent available estimate for each reporting unit. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company and peer consumer products companies. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit.
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
In the fourth quarter of fiscal 2015, the Company performed a qualitative assessment of its goodwill. As a result of the qualitative assessment performed, it was determined that it was not more likely than not that goodwill was impaired. Consequently, the more detailed two step impairment test was not performed. In connection with the Company's review of the recoverability of other intangibles as it prepared its financial statements for the fiscal year ended March 31, 2015, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In each of fiscal 2014 and 2013, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. The Company determined that no impairment of intangible assets existed in fiscal 2014 or in fiscal 2013.

In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2015, 2014 and 2013, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. There was no impairment of assets recorded in fiscal 2015, 2014 or 2013.
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
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized gains of $183,000 and $123,000 were recorded in the fiscal year ended March 31, 2015 and 2014, respectively, and realized losses of $40,000 were recorded in the fiscal year ended March 31, 2013. There were no open foreign currency forward exchange contracts as of March 31, 2015 and 2014.
 Interest Expense (Income)
Interest expense was $281,000, $283,000 and $291,000 in the years ended March 31, 2015, 2014 and 2013, respectively. Interest income was $274,000, $92,000 and $342,000 in the years ended March 31, 2015, 2014 and 2013, respectively.
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
Product Development Costs
Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. For seasonal products, the Company typically begins to incur product development costs 18 to 20 months before the applicable holiday event. These costs are amortized monthly over the selling season, which is generally within two to four months of the holiday event. Development costs related to all occasion products are incurred within a period beginning six to nine months prior to the applicable sales period. These costs generally are amortized over a six to twelve month selling period. The expense of certain product development costs that are related to the manufacturing process are recorded in cost of sales while the portion that relates to creative and selling efforts are recorded in selling, general and administrative expenses.

Product development costs capitalized as of March 31, 2015 were $4,321,000, of which $3,938,000 was recorded in other current assets and $383,000 was recorded in other long-term assets in the consolidated financial statements. Product development costs capitalized as of March 31, 2014 were $3,778,000 and was included in other current assets in the consolidated financial statements. Product development expense of $7,172,000, $5,716,000 and $6,785,000 was recognized in the years ended March 31, 2015, 2014 and 2013, respectively.
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
Net Income (Loss) Per Common Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2015, 2014 and 2013.

	For the Years Ended March 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$16,954	$18,564	$15,588
Income (loss) from discontinued operations, net of tax	—	205	(361)
Net income	$16,954	$18,769	$15,227
Denominator:
Weighted average shares outstanding for basic income per common share	9,326	9,389	9,562
Effect of dilutive stock options	84	47	6
Adjusted weighted average shares outstanding for diluted income per common share	9,410	9,436	9,568
Basic:
Continuing operations	$1.82	$1.98	$1.63
Discontinued operations	$—	$0.02	$(0.04)
Total	$1.82	$2.00	$1.59
Diluted:
Continuing operations	$1.80	$1.97	$1.63
Discontinued operations	$—	$0.02	$(0.04)
Total	$1.80	$1.99	$1.59
Stock options on 138,000 shares, 151,000 shares, and 182,000 shares of common stock were not included in computing diluted net income per common share for the years ended March 31, 2015, 2014 and 2013, respectively, because their effects were antidilutive.

Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.
Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2015	2014	2013
	(in thousands)
Cash paid during the year for:
Interest	$254	$289	$245
Income taxes	$6,215	$9,112	$9,770

Details of acquisitions:
Fair value of assets acquired	$18,128	$—	$—
Liabilities assumed	204	—	—
Net assets acquired	17,924	—	—
Less cash acquired	2,778	—	—
Net cash paid for acquisitions	$15,146	$—	$—
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
As a result of the sale of its Christmas gift wrap business, the Company has reported these operations, including the operating income of the business and all exit activities, as discontinued operations, as shown in the following table (in thousands):

	Years Ended March 31,
	2015	2014	2013
Operating loss	$—	$(11)	$(6)
Exit costs	—	128	95
Income from discontinued operations, before income taxes	—	117	89
Income tax (benefit) expense (A)	—	(88)	450
Income (loss) from discontinued operations, net of tax	$—	$205	$(361)

(A)
Fiscal 2014 includes a $356,000 current income tax benefit offset by a $268,000 deferred income tax provision. Fiscal 2013 includes a $1,496,000 current income tax provision offset by a $1,046,000 deferred income tax benefit.

The following table presents the carrying values of the major accounts of discontinued operations that are included in the March 31, 2015 and 2014 consolidated balance sheet (in thousands):

	March 31,
	2015	2014
Accounts receivable, net	$—	$1
Total assets attributable to discontinued operations	$—	$1

Other current liabilities	$—	$233
Total liabilities associated with discontinued operations	$—	$233
(3) BUSINESS ACQUISITIONS

On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. (“Hollywood Ribbon”) for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one-time transition costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of March 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of March 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $553,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2015 (in thousands):

Cash	$2,778
Accounts receivable	1,545
Inventory	3,336
Other assets	38
Total current assets	7,697
Property, plant and equipment	543
Intangible assets	8,590
Goodwill	1,298
Total assets acquired	18,128
Current liabilities	204
Total liabilities assumed	204
Net assets acquired	$17,924

The following table summarizes the revenue and earnings of the Company had the date of the above acquisitions been April 1, 2014 or April 1, 2013 (in thousands):

	Revenue	Earnings
Supplemental pro forma for April 1, 2014 through March 31, 2015	$324,678	$19,129
Supplemental pro forma for April 1, 2013 through March 31, 2014	$338,675	$20,916

(4) DISPOSITION OF PRODUCT LINE

On September 5, 2012, the Company and its Paper Magic subsidiary sold the Halloween portion of Paper Magic’s business and certain Paper Magic assets relating to such business, including certain tangible and intangible assets associated with the Halloween portion of Paper Magic’s business, to Gemmy Industries (HK) Limited ("Gemmy"). Paper Magic’s remaining Halloween assets, including accounts receivable and inventory, were excluded from the sale. Paper Magic retained the right and obligation to fulfill all customer orders for Paper Magic Halloween products (such as Halloween masks, costumes, make-up and novelties) for the Halloween 2012 season. The sale price of $2,281,000 was paid to Paper Magic at closing. In connection with the sale, the Company recorded charges of $5,368,000 during the second quarter of fiscal 2013, consisting of severance of 49 employees of $1,282,000, facility closure costs of $1,375,000, professional fees and other costs of $1,341,000 ($523,000 were costs of the transaction) and a non-cash write-down of assets of $1,370,000. Additionally, a portion of the goodwill associated with the Paper Magic reporting unit was allocated to the business being sold. Such allocation was made on the basis of the fair value of the assets being sold relative to the overall fair value of the Paper Magic reporting unit. This resulted in the Company recording a reduction of goodwill in the amount of $2,711,000 for the Paper Magic reporting unit. There was also a non-cash charge of $1,266,000 related to the write-down of inventory to net realizable value which was recorded in cost of sales. There were no sales of Halloween products during fiscal 2015. Net sales of the Halloween business were $1,366,000 and $30,914,000 for the years ended March 31, 2014 and 2013, respectively.
During fiscal 2014, the Company recorded cash payments, net of sub-lease income, of $1,251,000 and there was a reduction in the restructuring reserve of $412,000 related to costs that were less than originally estimated. During the year ended March 31, 2015, the Company recorded cash payments, net of sub-lease income, of $74,000 and reduced the restructuring reserve by $118,000 related to sub-lease income that was greater than originally estimated. As of March 31, 2015, the remaining liability of $32,000 was classified in accrued other expenses in the accompanying consolidated balance sheet and will be paid through December 2015. The Company is satisfying the liabilities through December 2015.

Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Costs	Professional Fees and Other Costs	Total
Restructuring reserve as of March 31, 2013	$589	$815	$483	$1,887
Cash paid, net of sublease income – fiscal 2014	(516)	(621)	(114)	(1,251)
Non-cash adjustments – fiscal 2014	(73)	(82)	(257)	(412)
Restructuring reserve as of March 31, 2014	—	112	112	224
Cash paid, net of sublease income – fiscal 2015	—	38	(112)	(74)
Non-cash adjustments – fiscal 2015	—	(118)	—	(118)
Restructuring reserve as of March 31, 2015	$—	$32	$—	$32

(5) GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

There were no changes to the goodwill balance during fiscal year 2014. The following table shows changes in goodwill for the fiscal year ended March 31, 2015 (in thousands):

Balance as of March 31, 2013 and 2014	$14,522
Acquisition of Carson & Gebel	553
Acquisition of Hollywood Ribbon	745
Balance as of March 31, 2015	$15,820

The change in the gross carrying amount of other intangible assets for the year ended March 31, 2015 is as follows (in thousands):

	Tradenames and Trademarks	Customer Relationships	Patents	Covenant Not to Compete
Balance as of March 31, 2014	$12,793	$22,057	$1,193	$—
Acquisition of Carson & Gebel	160	1,300	—	160
Acquisition of Hollywood Ribbon	—	6,600	—	370
Write-off of patent	—	—	(29)	—
Balance as of March 31, 2015	$12,953	$29,957	$1,164	$530
There was a decrease in patents in the amount of $69,000 during fiscal 2014 related to the Seastone royalty earn-out, equal to 5% of the estimated net sales of certain products through 2014. This obligation was satisfied in fiscal 2014.
The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2015 and 2014 is as follows (in thousands):

	March 31, 2015		March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,793	$—
Customer relationships	29,957	11,031	22,057	9,359
Patents	1,164	592	1,193	505
Trademarks	403	303	403	273
Covenants not to compete	530	33	—	—
	$45,007	$11,959	$36,446	$10,137

The weighted-average amortization period of customer relationships, patents, trademarks and covenants not to compete are 11 years, 10 years, 10 years, and 5 years, respectively.
Amortization expense was $1,851,000 for fiscal 2015, $1,626,000 for fiscal 2014, and $1,646,000 for fiscal 2013. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2016	$2,555
Fiscal 2017	2,555
Fiscal 2018	2,555
Fiscal 2019	2,531
Fiscal 2020	2,486
In the fourth quarter of fiscal 2015, 2014 and 2013, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed.

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
The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets as it prepared its financial statements for the fiscal year ended March 31, 2015, 2014 and 2013, the Company determined that no impairment existed in fiscal 2015, 2014 and 2013.
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
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 272,655 shares of the Company’s common stock for $6,634,000 in fiscal 2014. The Company repurchased 251,180 shares (inclusive of the 80,000 shares described above) of the Company’s common stock for $4,864,000 (inclusive of the $1,600,000 described above) in fiscal 2013. There were no repurchases of the Company's common stock by the Company during fiscal 2015. As of March 31, 2015, the Company had 200,955 shares remaining available for repurchase under the Board’s authorization.
(7) SHARE-BASED PLANS

2013 Equity Compensation Plan
On July 30, 2013, the Company's stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan ("2013 Plan"). Under the terms of the Company's 2013 Plan, the Human Resources Committee of the Company's Board of Directors ("Board"), or other committee appointed by the Board (collectively with the Human Resources Committee, the "2013 Equity Plan Committee"), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Market-based stock options outstanding as of March 31, 2015, will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units ("RSUs") outstanding at March 31, 2015 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At March 31, 2015, there were 974,590 shares available for grant.

2011 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than the fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-

employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At March 31, 2015, 81,000 shares were available for grant under the 2011 Plan.

Compensation cost is recognized over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).

Stock Options
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $1,150,000, $1,008,000, and $857,000 in the years ended March 31, 2015, 2014 and 2013, respectively, and the associated future income tax benefit recognized was $436,000, $375,000, and $310,000 in the years ended March 31, 2015, 2014 and 2013, respectively.

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

Activity and related information pertaining to stock options for the year ended March 31, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at April 1, 2014	388,063	23.14
Granted	130,975	25.21
Exercised	(70,438)	21.11
Forfeited/canceled	(12,000)	32.13
Outstanding at March 31, 2015	436,600	$23.84	4.3 years	$2,864
Exercisable at March 31, 2015	146,610	$22.36	2.8 years	$1,212
The fair value of each stock option granted was estimated on the date of grant using either the Black-Scholes option valuation model (for service-based awards) or a Monte Carlo simulation model (for performance-based awards) with the following average assumptions:

	For the Years Ended March 31,
	2015	2014	2013
Expected dividend yield at time of grant	2.33%	2.02%	2.92%
Expected stock price volatility	48%	52%	54%
Risk-free interest rate	1.45%	0.94%	0.61%
Expected life of option (in years)	4.8	4.8	5.0

Expected volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
The weighted average fair value of stock options granted during fiscal 2015, 2014 and 2013 was $9.14, $11.19 and $7.30, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2015, 2014 and 2013 was $628,000, $1,606,000 and $25,000, respectively. The total fair value of stock options vested during fiscal 2015, 2014 and 2013 was $813,000, $667,000 and $544,000.
As of March 31, 2015, there was $1,263,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units
Compensation cost related to RSUs recognized in operating results (included in selling, general and administrative expenses) was $888,000, $835,000 and $926,000 in the years ended March 31, 2015, 2014 and 2013, respectively, and the associated future income tax benefit recognized was $336,000, $311,000 and $335,000 in the years ended March 31, 2015, 2014 and 2013, respectively.
Activity and related information pertaining to RSUs for the year ended March 31, 2015 was as follows:

	Number of RSUs	Weighted Average Fair Value	Weighted Average Contractual Life
Outstanding at April 1, 2014	192,825	16.75
Granted	47,385	17.82
Vested	(37,625)	16.84
Outstanding at March 31, 2015	202,585	$16.99	4.5 years
The fair value of each market-based RSU granted during fiscal 2015, 2014 and 2013 was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

	For the Years Ended March 31,
	2015	2014	2013
Expected dividend yield at time of grant	2.38%	2.04%	3.15%
Expected stock price volatility	39%	40%	58%
Risk-free interest rate	1.17%	0.66%	0.58%
The total fair value of restricted stock units vested during fiscal 2015, 2014 and 2013 was $975,000, $990,000 and $797,000.
As of March 31, 2015, there was $1,156,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years.
(8) RETIREMENT BENEFIT PLANS

Profit Sharing Plans
The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of the employees of the Company and its subsidiaries as of March 31, 2015. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plans for the years ended March 31, 2015, 2014 and 2013 was $697,000, $689,000 and $703,000, respectively.

Postretirement Medical Plan
The Company’s Berwick Offray subsidiary administers a postretirement medical plan covering certain persons who are employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants.

The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended March 31,
	2015	2014
Benefit obligation at beginning of year	$804	$871
Interest cost	35	36
Actuarial loss (gain)	111	(30)
Benefits paid	(67)	(73)
Benefit obligation at end of year	$883	$804
As of March 31, 2015, $60,000 of the benefit obligation was recorded in accrued other expenses and $823,000 was recorded in long-term obligations in the consolidated balance sheet. The benefit obligation of $804,000 as of March 31, 2014 was recorded in long-term obligations in the consolidated balance sheet.
The net loss recognized in accumulated other comprehensive loss at March 31, 2015 was $98,000, net of tax, and the actuarial loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2016 is approximately $6,000.
The assumptions used to develop the net periodic benefit cost and benefit obligation for the postretirement medical plan as of and for the years ended March 31, 2015, 2014 and 2013 were a discount rate of 3.75% (4.50% for 2014 and 4.25% for 2013) and assumed health care cost trend rates of 9% (9% for 2014 and 10% for 2013) trending down to an ultimate rate of 5% in 2023. The discount rate is determined based on the average of the Citigroup Pension Liability Index, Moody's Long Term Corporate Bond Yield, and Corporate Bond Rate calculated by the Internal Revenue Service.
Net periodic pension and postretirement medical costs were $35,000, $36,000 and $38,000 for the years ended March 31, 2015, 2014 and 2013, respectively.
(9) INCOME TAXES

Income from continuing operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2015	2014	2013
United States	$13,919	$18,112	$13,468
Foreign	12,722	9,588	9,169
	$26,641	$27,700	$22,637

The following table summarizes the provision for U.S. federal, state and foreign taxes on income from continuing operations (in thousands):

	For the Years Ended March 31,
	2015	2014	2013
Current:
Federal	$5,370	$4,830	$7,871
State	552	481	876
Foreign	2,099	1,582	1,513
	8,021	6,893	10,260
Deferred:
Federal	1,550	1,978	(1,917)
State	116	265	(1,294)
	1,666	2,243	(3,211)
	$9,687	$9,136	$7,049

The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

	For the Years Ended March 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.8	1.9	1.4
Changes in tax reserves and valuation allowance	0.7	1.6	(3.1)
Nondeductible goodwill	—	—	2.5
Permanent book/tax differences (primarily §199 deduction)	(0.9)	(2.2)	(1.6)
Other, net	(0.2)	(3.3)	(3.1)
	36.4%	33.0%	31.1%
The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.
Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable by $550,000, $1,175,000 and $290,000 in fiscal 2015, 2014 and 2013, respectively.
Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Deferred income tax assets:
Accounts receivable	$63	$196
Inventories	3,311	2,852
Accrued expenses	2,791	3,093
State net operating loss and credit carryforwards	8,597	6,031
Share-based compensation	2,259	1,718
Intangibles	949	2,110
	17,970	16,000
Valuation allowance	(8,625)	(5,815)
	9,345	10,185
Deferred income tax liabilities:
Property, plant and equipment	725	1,248
Unremitted earnings of foreign subsidiaries	3,418	2,308
Other	245	250
	4,388	3,806
Net deferred income tax asset	$4,957	$6,379
At March 31, 2015 and 2014, the Company had potential state income tax benefits of $9,189,000 (net of federal tax of $4,948,000) and $6,315,000 (net of federal tax of $3,400,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2035. At March 31, 2015 and 2014, the Company provided valuation allowances of $8,625,000 and $5,815,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.
As of March 31, 2015 and 2014, the Company reduced its deferred income tax asset related to share-based compensation by $24,000 and $35,000, respectively, due to the expiration of certain stock options during fiscal 2015 and 2014.
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

	March 31,
	2015	2014
Gross unrecognized tax benefits at April 1	$1,438	$1,276
Additions based on tax positions related to the current year	169	162
Gross unrecognized tax benefits at March 31	$1,607	$1,438
The total amount of gross unrecognized tax benefits at March 31, 2015 of $1,607,000 was classified in long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $1,045,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.
Consistent with the Company’s historical financial reporting, the Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $667,000 of interest and penalties are accrued at March 31, 2015, $123,000 of which was recorded during the current year.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s federal tax return for the year ended March 31, 2009 was examined by the Internal Revenue Service and settled with no adjustments. State and foreign income tax returns remain open back to March 31, 2009 in major jurisdictions in which the Company operates.
(10) REVOLVING CREDIT FACILITY

On March 24, 2015, the Company entered into an amendment to extend the expiration date of its revolving credit facility with two banks from March 17, 2016 to March 16, 2020. The facility provides for a revolving line of credit under which the maximum credit available to the Company at any one time automatically adjusts upwards and downwards on a periodic basis among “low”, “medium” and “high” levels (each a “Commitment Level”), as follows:

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
Interest on the facility accrues at per annum rates equal to, at the Company’s option, either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.275% per annum on the average daily unused amount of the Commitment Level that is then applicable. Prior to amending the facility on March 24, 2015, the Company was required to pay unused fees equal to 0.25% per annum on the average daily unused amount of the Commitment Level that was then applicable. As of March 31, 2015 and 2014, there were no amounts outstanding under the facility and there were no borrowings under the facility during fiscal 2015 and 2014. Outstanding letters of credit under the facility totaled $1,485,000 and $1,800,000 at March 31, 2015 and 2014, respectively. These letters of credit guarantee funding of workers compensation claims.
The agreement governing the facility contains financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00.  The facility also contains covenants that address, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale–leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applies only upon the occurrence and continuance of a Company default under the facility, or when a dividend payment would give rise to such a default. The Company is in compliance with all financial debt covenants as of March 31, 2015.
(11) OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all non-cancelable lease obligations are as follows (in thousands):

2016	$4,656
2017	2,993
2018	2,298
2019	1,471
2020	1,148
Thereafter	955
Total	$13,521
Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rental income of $152,000 in fiscal 2016. The Company records rent expense on a straight-line basis over the lease term in accordance with ASC 840-20-25. Rent expense was $5,609,000, $5,312,000 and $6,048,000 for the years ended March 31, 2015, 2014 and 2013, respectively. Sublease income was $253,000 and $165,000 for the years ended March 31, 2015 and 2014, respectively. There was no sublease income recorded in fiscal 2013.
(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2015 and 2014.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation, of which $552,000 is included in accrued other expenses and $286,000 is included in long-term obligations in the consolidated balance sheet as of March 31, 2015. The liability of $782,000 is included in long-term obligations in the consolidated balance sheet as of March 31, 2014. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2015 and 2014.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2015 and 2014.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2015 and 2014.

	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$838	$838	$—	$—
Cash surrender value of life insurance policies	1,116	—	1,116	—
Total assets	$1,954	$838	$1,116	$—
Liabilities:
Deferred compensation plans	$838	$838	$—	$—
Total liabilities	$838	$838	$—	$—

	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$782	$782	$—	$—
Cash surrender value of life insurance policies	1,079	—	1,079	—
Total assets	$1,861	$782	$1,079	$—
Liabilities:
Deferred compensation plans	$782	$782	$—	$—
Total liabilities	$782	$782	$—	$—
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
As discussed in Note 3, the Company acquired substantially all of the business and assets of Carson & Gebel on May 19, 2014 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of trademarks, customer relationships and a covenant not to compete, was $1,620,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). Additionally, the Company acquired substantially all of the business and assets of Hollywood Ribbon on February 19, 2015 and determined that the aggregate preliminary fair value of the acquired intangible assets, consisting of customer lists and a covenant not to compete, was $6,970,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of March 31, 2015 and 2014, the Company believes that no impairments exist.
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
The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2015	2014	2013
All occasion	$195,300	$195,147	$203,668
Christmas	93,050	100,533	105,466
Other seasonal	24,694	24,779	55,059
Total	$313,044	$320,459	$364,193

One customer accounted for sales of $91,726,000, or 28% of total sales in fiscal 2015, $87,925,000, or 27% of total sales in fiscal 2014, and $99,459,000, or 27% of total sales in fiscal 2013. One other customer accounted for sales of $38,817,000, or 12% of total sales in fiscal 2015, $38,348,000, or 12% of total sales in fiscal 2014, and $48,948,000, or 13% of total sales in fiscal 2013.
(15) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Caryforward Exists (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-11"), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company adopted the provisions of ASU 2013-11 effective April 1, 2014. The adoption of ASU 2013-11 did not have a material impact on the Company's financial condition, results of operations and cash flows.
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

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

2015	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$48,257	$106,092	$104,993	$53,702
Gross profit	$14,599	$35,397	$36,323	$15,383
Net (loss) income	$(1,325)	$9,847	$9,768	$(1,336)
Net (loss) income per common share:
Basic (1)	$(0.14)	$1.06	$1.05	$(0.14)
Diluted (1)	$(0.14)	$1.05	$1.04	$(0.14)

2014	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$47,117	$112,487	$106,295	$54,560
Gross profit	$14,459	$36,727	$36,266	$15,704
(Loss) income from continuing operations	$(1,667)	$10,846	$10,988	$(1,603)
Income from discontinued operations, net of tax	$—	$112	$19	$74
Net (loss) income	$(1,667)	$10,958	$11,007	$(1,529)
Net (loss) income per common share:
Basic:
Continuing operations	$(0.18)	$1.15	$1.18	$(0.17)
Discontinued operations	$—	$0.01	$—	$0.01
Total	$(0.18)	$1.16	$1.18	$(0.16)
Diluted:
Continuing operations	$(0.18)	$1.14	$1.18	$(0.17)
Discontinued operations	$—	$0.01	$—	$0.01
Total (1) (2)	$(0.18)	$1.16	$1.18	$(0.16)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and, when aggregated, may not equal the amount computed for the total year.

(2)	Total net (loss) income per common share may not foot due to rounding.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015. The Company’s internal control over financial reporting as of March 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2015, and our report dated May 22, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
May 22, 2015
Philadelphia, PA
Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 11. Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income—for the years ended March 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows—for the years ended March 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity—for the years ended March 31, 2015, 2014 and 2013
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

3.7	Bylaws of CSS Industries, Inc., as amended to date (as last amended May 30, 2014) (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated July 30, 2014).
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

10.11	Amendment 2011-1 to the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).

10.12	CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2011).

10.13
Form of Stock Option Agreement for grants under the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012).

10.14
Amendment 2012-1 to CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2012).

10.15
Employment Agreement between Jack Farber and CSS Industries, Inc. dated December 5, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.16
Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.17
Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Vincent A. Paccapaniccia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.18
CSS Industries, Inc. Management Incentive Program (as amended and restated effective as of March 19, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.19	CSS Industries, Inc. 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2013).

10.20	Amendment No. 1 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on January 28, 2014).

10.21
Amendment dated March 18, 2014 to Employment Agreement between CSS Industries, Inc. and Jack Farber (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2014).

10.22
Separation Agreement and Release of Claims dated December 13, 2013 between C.R. Gibson, LLC and Laurie F. Gilner (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2013).

10.23
CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as amended through January 21, 2014) (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

10.24	CSS Industries, Inc. FY 2015 Management Incentive Program Criteria (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

10.25
Form of Grant Instrument for Performance-Based Non-Qualified Stock Options issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2014).

10.26
Form of Grant Instrument for Performance-Based Restricted Stock Units issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2014).

10.27
Amendment No. 2 to Credit Agreement dated March 17, 2011 among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2014).

*10.28	Amendment 2015-1 to CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management.
Other

21.	List of Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*101.INS XBRL Instance Document.
*101.SCH XBRL Schema Document.
*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance	Charged
	at	to Costs		Balance
	Beginning	and		At End of
	of Period	Expenses	Deductions	Period

Year ended March 31, 2015
Accounts receivable allowances	$1,669	$2,143	$2,753	$1,059
Accrued customer programs	4,820	9,030	9,808	4,042
Accrued restructuring expenses	224	—	192	32	(a)
Year ended March 31, 2014
Accounts receivable allowances	$2,009	$2,862	$3,202	$1,669
Accrued customer programs	4,015	9,424	8,619	4,820
Accrued restructuring expenses	1,900	—	1,676	224	(b)
Year ended March 31, 2013
Accounts receivable allowances	$1,764	$4,746	$4,501	$2,009
Accrued customer programs	3,298	11,667	10,950	4,015
Accrued restructuring expenses	590	3,998	2,688	1,900	(b)

Notes:
(a)	Classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2015.
(b)	Classified in accrued other expenses and long-term obligations in the accompanying consolidated balance sheet as of March 31, 2013 and 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

Dated: May 22, 2015	By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 22, 2015	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer and a director)

Dated: May 22, 2015	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia, Vice President—Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 22, 2015	/s/ Jack Farber
Jack Farber, Director

Dated: May 22, 2015	/s/ Scott A. Beaumont
Scott A. Beaumont, Director

Dated: May 22, 2015	/s/ James H. Bromley
James H. Bromley, Director

Dated: May 22, 2015	/s/ Robert Chappell
Robert Chappell, Director

Dated: May 22, 2015	/s/ Elam M. Hitchner, III
Elam M. Hitchner, III, Director

Dated: May 22, 2015	/s/ Rebecca C. Matthias
Rebecca C. Matthias, Director