Form 10-Q
period 2015-06-30
CSS INDUSTRIES INC
filed 2015-07-28
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 24, 2015, there were 9,243,668 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2015	2014

Sales	$44,228	$48,257
Costs and expenses
Cost of sales	31,786	33,658
Selling, general and administrative expenses	17,300	16,757
Interest income, net	(72)	(21)
Other income, net	(48)	(79)

	48,966	50,315

Loss before income taxes	(4,738)	(2,058)

Income tax benefit	(1,670)	(733)

Net loss	$(3,068)	$(1,325)

Basic and diluted net loss per common share	$(0.33)	$(0.14)

Weighted average basic and diluted shares outstanding	9,342	9,308

Cash dividends per share of common stock	$0.18	$0.15

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2015	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,368	$36,429	$47,176
Short-term investments	49,939	69,845	29,911
Accounts receivable, net of allowances of $797, $1,059 and $1,346	36,363	42,052	42,737
Inventories	82,093	65,491	76,967
Deferred income taxes	4,430	4,375	4,329
Other current assets	14,218	11,235	15,565
Total current assets	220,411	229,427	216,685
Property, plant and equipment, net	25,510	25,493	26,797
Deferred income taxes	89	582	1,639
Other assets
Goodwill	15,820	15,820	15,083
Intangible assets, net	32,409	33,048	27,505
Other	5,529	5,103	4,175
Total other assets	53,758	53,971	46,763
Total assets	$299,768	$309,473	$291,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,467	$12,917	$17,031
Accrued payroll and other compensation	5,207	9,054	5,002
Accrued customer programs	3,381	4,042	3,571
Other current liabilities	7,432	8,992	6,793
Total current liabilities	32,487	35,005	32,397
Long-term obligations	4,223	4,213	4,618
Stockholders’ equity	263,058	270,255	254,869
Total liabilities and stockholders’ equity	$299,768	$309,473	$291,884
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,068)	$(1,325)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,021	1,918
Accretion of investment discount	(94)	(49)
Provision for accounts receivable allowances	361	252
Deferred tax provision	672	531
Stock-based compensation expense	457	506
Changes in assets and liabilities:
Accounts receivable	5,328	2,254
Inventory	(16,602)	(16,063)
Other assets	(3,641)	(2,150)
Accounts payable	3,008	6,367
Other accrued liabilities	(6,074)	(5,671)
Total adjustments	(14,564)	(12,105)
Net cash used for operating activities	(17,632)	(13,430)
Cash flows from investing activities:
Maturities of investment securities	20,000	—
Purchase of a business	—	(5,142)
Purchase of property, plant and equipment	(880)	(930)
Proceeds from sale of fixed assets	23	5
Net cash provided by (used for) investing activities	19,143	(6,067)
Cash flows from financing activities:
Dividends paid	(1,686)	(1,398)
Purchase of treasury stock	(2,602)	—
Exercise of stock options, net of tax withholdings	—	41
Payments for tax withholding on net restricted stock settlements	(518)	(291)
Tax effect on stock awards	234	121
Net cash used for financing activities	(4,572)	(1,527)
Net decrease in cash and cash equivalents	(3,061)	(21,024)
Cash and cash equivalents at beginning of period	36,429	68,200
Cash and cash equivalents at end of period	$33,368	$47,176
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2016” refers to the fiscal year ending March 31, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Nature of Business
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, journals, boxed greeting cards, classroom exchange Valentines, gift tags, gift bags, gift card holders, gift wrap, decorations, floral accessories, craft and educational products, Easter egg dyes and novelties, memory books, scrapbooks, stickers, infant and wedding photo albums, stationery, and other items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
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

Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at June 30, 2015, March 31, 2015 and June 30, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at June 30, 2015 consist of commercial paper with an amortized cost of $49,939,000 that mature in the second quarter of fiscal 2016. Short-term investments at March 31, 2015 consisted of commercial paper with an amortized cost of $69,845,000 that mature in fiscal 2016. Short-term investments at June 30, 2014 consisted of commercial paper with an amortized cost of $29,911,000 that matured in fiscal 2015.
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

	June 30, 2015	March 31, 2015	June 30, 2014
Raw material	$11,433	$9,612	$9,462
Work-in-process	16,920	15,376	15,698
Finished goods	53,740	40,503	51,807
	$82,093	$65,491	$76,967
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2015	March 31, 2015	June 30, 2014
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	35,879	35,664	37,224
Machinery, equipment and other	89,298	88,148	95,115
	127,685	126,320	134,847
Less - Accumulated depreciation and amortization	(102,175)	(100,827)	(108,050)
Net property, plant and equipment	$25,510	$25,493	$26,797
Depreciation expense was $1,382,000 and $1,494,000 for the quarters ended June 30, 2015 and 2014, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the three months ended June 30, 2015, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See Note 5 for further information on other intangible assets.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
Net Loss Per Common Share
Due to the Company's net losses in the first quarter, potentially dilutive securities of 265,000 shares and 151,000 shares as of June 30, 2015 and 2014, respectively, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted loss per share calculation due to their antidilutive effect.

(2)	BUSINESS ACQUISITION
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. (“Hollywood Ribbon”) for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one-time transition costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of June 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of June 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $553,000, which was the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2015 (in thousands):

Cash	$2,778
Accounts receivable	1,545
Inventory	3,336
Other assets	38
Total current assets	7,697
Property, plant and equipment	543
Intangible assets	8,590
Goodwill	1,298
Total assets acquired	18,128
Current liabilities	204
Total liabilities assumed	204
Net assets acquired	$17,924

(3)	STOCK-BASED COMPENSATION
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of June 30, 2015 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of June 30, 2015 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at June 30, 2015 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At June 30, 2015, there were 798,500 shares available for grant.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At June 30, 2015, 81,000 shares were available for grant under the 2011 Plan.
The fair value of each stock option and RSU granted under the above plans was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	Stock Options		RSUs
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.96%	1.44%	1.29%	1.17%
Volatility	36.90%	50.10%	36.86%	38.72%
Dividend yield	2.59%	2.38%	2.60%	2.38%
Expected life of option (in years)	4.75	4.75
During the three months ended June 30, 2015 and 2014, the Company granted 134,100 and 110,975 stock options, respectively, with a weighted average fair value of $7.35 and $9.24, respectively. During the three months ended June 30, 2015 and 2014, the Company granted 44,100 and 47,385 RSUs, respectively, with a weighted average fair value of $18.46 and $17.82, respectively. As of June 30, 2015, there were 570,700 and 188,025 outstanding stock options and RSUs, respectively.
As of June 30, 2015, there was $1,985,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 3.0 years. As of June 30, 2015, there was $1,737,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.6 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $457,000 and $506,000 in the quarters ended June 30, 2015 and 2014, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. There were no realized gains or losses recorded in the three months ended June 30, 2015. A realized loss of $1,000 was recorded in the three months ended June 30, 2014. As of June 30, 2015 and 2014, the notional amount of open foreign currency forward contracts was $1,382,000 and $1,714,000, respectively. The related unrealized gain was $16,000 at June 30, 2015 and the related unrealized loss was $30,000 at June 30, 2014. We believe we do not have significant counterparty credit risks as of June 30, 2015.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	June 30, 2015	June 30, 2014
Foreign currency forward contracts	Other current assets	$16	$—
Foreign currency forward contracts	Other current liabilities	$—	$30

(5)	INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2015		March 31, 2015		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,953	$—	$12,953	$—
Customer relationships	29,957	11,608	29,957	11,031	23,357	9,744
Trademarks	403	310	403	303	403	280
Patents	1,164	621	1,164	592	1,164	505
Non-compete	530	59	530	33	160	3
	$45,007	$12,598	$45,007	$11,959	$38,037	$10,532

Amortization expense related to intangible assets was $639,000 and $424,000 for the quarters ended June 30, 2015 and 2014, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2016 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2016	$1,916
Fiscal 2017	2,555
Fiscal 2018	2,555
Fiscal 2019	2,531
Fiscal 2020	2,486

(6)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company’s Board, the Company repurchased 91,238 shares of the Company’s common stock for $2,617,000 during the three months ended June 30, 2015. As payment for stock repurchases occurs upon settlement three business days after the trade transaction, $15,000 of this amount was paid by the Company subsequent to June 30, 2015. There were no repurchases of the Company's common stock by the Company during the three months ended June 30, 2014. On May 19, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of June 30, 2015, the Company had 609,717 shares remaining available for repurchase under the Board’s authorizations.

(7)	COMMITMENTS AND CONTINGENCIES
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(8)	FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2015.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation, of which $552,000 is included in other current liabilities and $286,000 is included in other long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2015.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of June 30, 2015.
To increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board ("FASB") established a fair value hierarchy that prioritizes the inputs to valuation techniques into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of June 30, 2015 and March 31, 2015 (in thousands):

		Fair Value Measurements at June 30, 2015 Using
	June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$838	$838	$—	$—
Foreign exchange contracts	16	—	16	$—
Cash surrender value of life insurance policies	1,123	—	1,123	—
Total assets	$1,977	$838	$1,139	$—
Liabilities
Deferred compensation plans	$838	$838	$—	$—
Total liabilities	$838	$838	$—	$—

		Fair Value Measurements at March 31, 2015 Using
	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$838	$838	$—	$—
Cash surrender value of life insurance policies	1,116	—	1,116	—
Total assets	$1,954	$838	$1,116	$—
Liabilities
Deferred compensation plans	$838	$838	$—	$—
Total liabilities	$838	$838	$—	$—
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of June 30, 2015, the Company believes that no impairments exist.

(9)	RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, which is an update to Topic 205, "Presentation of Financial Statements," and Topic 360, "Property, Plant and Equipment." The update changes the requirements for reporting discontinued operations and enhances disclosures regarding an entity's discontinued operations. The Company was required to adopt ASU 2014-08 prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2014. The Company adopted ASU 2014-08 effective April 1, 2015. The adoption of this standard did not have an impact on the Company’s financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for fiscal years after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 62% of the Company's annual sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine's Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company experienced lower sales in its boxed greeting card, gift tissue and gift bag lines.
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
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. ("Hollywood Ribbon") for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one time transition costs of approximately $760,000 in fiscal 2015 primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of June 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $745,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of June 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill. For tax purposes, goodwill resulting from this acquisition is deductible.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of goodwill and other intangible and long-lived assets; the valuation of inventory and accounts receivable; income tax accounting; the valuation of stock-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015.
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
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Sales for the three months ended June 30, 2015 decreased 8% to $44,228,000 from $48,257,000 in the three months ended June 30, 2014, primarily due to lower shipments of all occasion stationery and ribbon products.
Cost of sales, as a percentage of sales, increased to 72% in the three months ended June 30, 2015 from 70% in the three months ended June 30, 2014 primarily due to higher distribution costs.
Selling, general and administrative ("SG&A") expenses of $17,300,000 in the three months ended June 30, 2015 increased from $16,757,000 in the three months ended June 30, 2014 primarily due to higher marketing and payroll related costs, as well as higher amortization related to the intangibles of Carson & Gebel acquired on May 19, 2014 and Hollywood Ribbon acquired on February 19, 2015.
Interest income, net of $72,000 in the three months ended June 30, 2015 increased from $21,000 in the three months ended June 30, 2014 primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the same quarter in the prior year.
Other income, net of $48,000 in the three months ended June 30, 2015 decreased from $79,000 in the three months ended June 30, 2014 primarily due to unfavorable foreign currency transactions compared to the same quarter in the prior year.
Income taxes, as a percentage of income before income taxes, were 35% and 36% in the three months ended June 30, 2015 and 2014, respectively. The decrease in income taxes, as a percentage of income before income taxes, was primarily attributable to lower state income taxes.
The net loss for the three months ended June 30, 2015 was $3,068,000, or $0.33 per diluted share compared to $1,325,000, or $0.14 per diluted share in 2014. The increased net loss for the quarter ended June 30, 2015 was primarily due to the impact of lower sales volume, lower margins and higher SG&A expenses, as described above.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2015, the Company had working capital of $187,924,000 and stockholders’ equity of $263,058,000. Operating activities used net cash of $17,632,000 during the three months ended June 30, 2015 compared to $13,430,000 in the three months ended June 30, 2014. Net cash used for operating activities during the three months ended June 30, 2015 reflected our working capital requirements which resulted in an increase in inventory of $16,602,000 due to the normal seasonal inventory build necessary for the fiscal 2016 shipping season, a decrease in other accrued liabilities of $6,074,000, a decrease in accounts receivable of $5,328,000, an increase in other assets of $3,641,000 and an increase in accounts payable of $3,008,000. Included in net loss for the three months ended June 30, 2015 were non-cash charges for depreciation and amortization of $2,021,000, a deferred tax provision of $672,000, share-based compensation of $457,000 and provision for accounts receivable allowances of $361,000. Net cash used for operating activities during the three months ended June 30, 2014 reflected our working capital requirements which resulted in an increase in inventory of $16,063,000 due to the normal seasonal inventory build necessary for the fiscal 2015 shipping season, an increase in accounts payable of $6,367,000, a decrease in other accrued liabilities of $5,671,000, a decrease in accounts receivable of $2,254,000 and an increase in other assets of $2,150,000. Included in net loss for the three months ended June 30, 2014 were non-cash charges for depreciation and amortization of $1,918,000, a deferred tax benefit of $531,000, share-based compensation of $506,000 and provision for accounts receivable allowances of $252,000.
Our investing activities provided net cash of $19,143,000 in the three months ended June 30, 2015, consisting primarily of the proceeds from held-to-maturity securities of $20,000,000, partially offset by capital expenditures of $880,000. In the three months ended June 30, 2014, our investing activities used net cash of $6,067,000, consisting primarily of the purchase of a business of $5,142,000 and capital expenditures of $930,000.
Our financing activities used net cash of $4,572,000 in the three months ended June 30, 2015, consisting primarily of purchases of treasury stock of $2,602,000 and payments of dividends of $1,686,000. In the three months ended June 30, 2014, financing activities used net cash of $1,527,000, consisting primarily of payments of cash dividends of $1,398,000.

Under a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 91,238 shares of the Company’s common stock for $2,617,000 during the three months ended June 30, 2015. As payment for stock repurchases occurs upon settlement three business days after the trade transaction, $15,000 of this amount was paid by the Company subsequent to June 30, 2015. There were no repurchases of the Company's common stock by the Company during the three months ended June 30, 2014. On May 19, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of June 30, 2015, the Company had 609,717 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 67% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. On March 24, 2015, the Company entered into an amendment to extend the expiration date of its revolving credit facility from March 17, 2016 to to March 16, 2020. At June 30, 2015, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the three months ended June 30, 2015. The Company is in compliance with all financial debt covenants as of June 30, 2015. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2015, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,618	—	—	—	$1,618
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of June 30, 2015, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 89 employees as of June 30, 2015, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
ACCOUNTING PRONOUNCEMENTS
See Note 9 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued consideration of acquisitions and other initiatives to stimulate growth; pursuing new product initiatives and pursuing sales growth within certain identified product categories; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2015 have not materially changed from March 31, 2015 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the

Exchange Act) during the first quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
A total of 91,238 shares were repurchased at an average price of $28.68 in the first quarter of fiscal 2016. As of June 30, 2015, there remained an outstanding authorization to repurchase 609,717 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1 through April 30, 2015	—	$—	—	200,955
May 1 through May 31, 2015	17,539	27.72	17,539	683,416
June 1 through June 30, 2015	73,699	28.91	73,699	609,717
Total First Quarter	91,238	$28.68	91,238	609,717

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
On October 23, 2008 and July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares and 500,000 shares, respectively, of the Company’s common stock (the “Repurchase Program”). On May 19, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of June 30, 2015, the Company repurchased an aggregate of 890,283 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

Exhibit 10.1
Form of Grant Instrument for Service-Based Non-Qualified Stock Options issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2015).

*Exhibit 10.2	CSS Industries, Inc. FY2016 Management Incentive Program Criteria.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: July 28, 2015	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: July 28, 2015	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)