Form 10-Q
period 2015-09-30
CSS INDUSTRIES INC
filed 2015-10-27
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 23, 2015, there were 9,030,893 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Sales	$111,477	$106,092	$155,705	$154,349
Costs and expenses
Cost of sales	73,686	70,695	105,472	104,353
Selling, general and administrative expenses	20,100	19,895	37,400	36,652
Interest (income) expense, net	(10)	17	(82)	(4)
Other expense (income), net	48	—	—	(79)

	93,824	90,607	142,790	140,922

Income before income taxes	17,653	15,485	12,915	13,427

Income tax expense	6,424	5,638	4,754	4,905

Net income	$11,229	$9,847	$8,161	$8,522

Net income per common share:
Basic	$1.23	$1.06	$0.88	$0.91
Diluted	$1.22	$1.05	$0.87	$0.91

Weighted average shares outstanding:
Basic	9,148	9,323	9,245	9,316
Diluted	9,237	9,397	9,345	9,393

Cash dividends per share of common stock	$0.18	$0.15	$0.36	$0.30

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2015	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,745	$36,429	$26,840
Short-term investments	24,929	69,845	29,961
Accounts receivable, net of allowances of $1,375, $1,059 and $1,326	95,080	42,052	97,502
Inventories	79,265	65,491	74,980
Deferred income taxes	4,652	4,375	4,287
Other current assets	10,587	11,235	14,347
Total current assets	242,258	229,427	247,917
Property, plant and equipment, net	25,769	25,493	25,854
Deferred income taxes	—	582	1,539
Other assets
Goodwill	15,820	15,820	15,083
Intangible assets, net	31,770	33,048	27,049
Other	5,810	5,103	4,191
Total other assets	53,400	53,971	46,323
Total assets	$321,427	$309,473	$321,633
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,165	$12,917	$27,505
Accrued payroll and other compensation	7,368	9,054	7,087
Accrued customer programs	3,920	4,042	5,687
Accrued income taxes	3,173	745	3,719
Other current liabilities	9,641	8,247	9,125
Total current liabilities	51,267	35,005	53,123
Deferred income taxes	239	—	—
Long-term obligations	4,295	4,213	4,680
Stockholders’ equity	265,626	270,255	263,830
Total liabilities and stockholders’ equity	$321,427	$309,473	$321,633
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,161	$8,522
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,102	3,917
Accretion of investment discount	(160)	(99)
Provision for accounts receivable allowances	1,530	1,003
Deferred tax provision	745	674
Stock-based compensation expense	867	1,017
Changes in assets and liabilities:
Accounts receivable	(54,558)	(53,262)
Inventory	(13,774)	(14,077)
Other assets	(293)	(946)
Accounts payable	13,942	16,842
Other accrued liabilities	2,077	4,642
Total adjustments	(45,522)	(40,289)
Net cash used for operating activities	(37,361)	(31,767)
Cash flows from investing activities:
Maturities of investment securities	70,000	—
Purchase of held-to-maturity investment securities	(24,924)	—
Purchase of a business	—	(5,142)
Purchase of property, plant and equipment	(2,817)	(1,531)
Proceeds from sale of fixed assets	23	5
Net cash provided by (used for) investing activities	42,282	(6,668)
Cash flows from financing activities:
Dividends paid	(3,321)	(2,796)
Purchase of treasury stock	(10,000)	—
Exercise of stock options, net of tax withholdings	—	41
Payments for tax withholding on net restricted stock settlements	(518)	(291)
Tax effect on stock awards	234	121
Net cash used for financing activities	(13,605)	(2,925)
Net decrease in cash and cash equivalents	(8,684)	(41,360)
Cash and cash equivalents at beginning of period	36,429	68,200
Cash and cash equivalents at end of period	$27,745	$26,840
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at September 30, 2015, March 31, 2015 and September 30, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at September 30, 2015 consist of commercial paper with an amortized cost of $24,929,000 that mature in the fourth quarter of fiscal 2016. Short-term investments at March 31, 2015 consisted of commercial paper with an amortized cost of $69,845,000 that matured in the first half of fiscal 2016. Short-term investments at September 30, 2014 consisted of commercial paper with an amortized cost of $29,961,000 that matured in fiscal 2015.
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

	September 30, 2015	March 31, 2015	September 30, 2014
Raw material	$11,376	$9,612	$9,117
Work-in-process	13,603	15,376	10,663
Finished goods	54,286	40,503	55,200
	$79,265	$65,491	$74,980
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2015	March 31, 2015	September 30, 2014
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	33,754	35,664	35,398
Machinery, equipment and other	86,722	88,148	88,291
	122,984	126,320	126,197
Less - Accumulated depreciation and amortization	(97,215)	(100,827)	(100,343)
Net property, plant and equipment	$25,769	$25,493	$25,854
Depreciation expense was $1,419,000 and $1,543,000 for the quarters ended September 30, 2015 and 2014, respectively, and was $2,824,000 and $3,037,000 for the six months ended September 30, 2015 and 2014, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the six months ended September 30, 2015, there were no such events or circumstances.
The Company uses a dual approach to determine the fair value of its reporting units, including both a market approach and an income approach. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. The first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount of the goodwill, an impairment loss would be reported.
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the six months ended September 30, 2015, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
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
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and six months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$11,229	$9,847	$8,161	$8,522

Denominator:
Weighted average shares outstanding for basic net income per common share	9,148	9,323	9,245	9,316
Effect of dilutive stock options	89	74	100	77
Adjusted weighted average share outstanding for diluted net income per common share	9,237	9,397	9,345	9,393

Basic net income per common share	$1.23	$1.06	$0.88	$0.91
Diluted net income per common share	$1.22	$1.05	$0.87	$0.91
The Company has excluded 258,000 shares and 236,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and six months ended September 30, 2015 and 2014, respectively, because their effects were antidilutive.

(2)	BUSINESS ACQUISITION
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. (“Hollywood Ribbon”) for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one-time transition costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of September 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of September 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $553,000, which was the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
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
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of September 30, 2015 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of September 30, 2015 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at September 30, 2015 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At September 30, 2015, there were 798,500 shares available for grant.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), non-qualified stock options to purchase up to 150,000 shares of common stock are available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock are granted automatically to each non-employee director on the last day that the Company’s common stock is traded in November of each year from

2011 to 2015. Each option will expire five years after the date the option is granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. At September 30, 2015, 91,000 shares were available for grant under the 2011 Plan.
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
During the six months ended September 30, 2015 and 2014, the Company granted 134,100 and 110,975 stock options, respectively, with a weighted average fair value of $7.35 and $9.24, respectively. During the six months ended September 30, 2015 and 2014, the Company granted 44,100 and 47,385 RSUs, respectively, with a weighted average fair value of $18.46 and $17.82, respectively. As of September 30, 2015, there were 560,700 and 188,025 outstanding stock options and RSUs, respectively.
As of September 30, 2015, there was $1,707,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.8 years. As of September 30, 2015, there was $1,533,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.
On August 11, 2015, the Company granted 10,000 RSUs to the new Chair of the Company's Board of Directors. On August 15, 2017, the RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of September 30, 2015 was $17,000 and is included in long-term obligations in the condensed consolidated balance sheet. There were no such liability classified awards as of September 30, 2014. During the quarter ended September 30, 2015, dividend equivalent units of approximately $2,000 were paid related to these liability classified awards and were charged to selling, general and administrative expenses.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $410,000 and $511,000 in the quarters ended September 30, 2015 and 2014, respectively, and $867,000 and $1,017,000 in the six months ended September 30, 2015 and 2014, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $9,000 was recorded in the three- and six months ended September 30, 2015. A realized gain of $15,000 and $14,000 was recorded in the three- and six months ended September 30, 2014, respectively. As of September 30, 2015 and 2014, the notional amount of open foreign currency forward contracts was $1,656,000 and $2,097,000, respectively. The related unrealized gain was $97,000 and $42,000 at September 30, 2015 and 2014, respectively. The Company believes it does not have significant counterparty credit risks as of September 30, 2015.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	September 30, 2015	September 30, 2014
Foreign currency forward contracts	Other current assets	$97	$42

(5)	INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2015		March 31, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,953	$—	$12,953	$—
Customer relationships	29,957	12,183	29,957	11,031	23,357	10,155
Trademarks	403	318	403	303	403	288
Patents	1,164	650	1,164	592	1,164	534
Non-compete	530	86	530	33	160	11
	$45,007	$13,237	$45,007	$11,959	$38,037	$10,988
Amortization expense related to intangible assets was $639,000 and $456,000 for the quarters ended September 30, 2015 and 2014, respectively, and was $1,278,000 and $880,000 for the six months ended September 30, 2015 and 2014, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2016 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2016	$1,277
Fiscal 2017	2,555
Fiscal 2018	2,555
Fiscal 2019	2,531
Fiscal 2020	2,486

(6)	TREASURY STOCK TRANSACTIONS
On May 19, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company's common stock under the Company's stock repurchase program. The Company repurchased 352,789 shares of the Company’s common stock under such program for approximately $10,000,000 during the six months ended September 30, 2015. There were no repurchases of the Company's common stock by the Company during the six months ended September 30, 2014. As of September 30, 2015, the Company had 348,166 shares remaining available for repurchase under the Board’s authorizations.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2015.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation, of which $243,000 is included in other current liabilities and $266,000 is included in long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2015.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2015.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of September 30, 2015 and March 31, 2015 (in thousands):

		Fair Value Measurements at September 30, 2015 Using
	September 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$509	$509	$—	$—
Foreign exchange contracts	97	—	97	—
Cash surrender value of life insurance policies	1,129	—	1,129	—
Total assets	$1,735	$509	$1,226	$—
Liabilities
Deferred compensation plans	$509	$509	$—	$—
Total liabilities	$509	$509	$—	$—

		Fair Value Measurements at March 31, 2015 Using
	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$838	$838	$—	$—
Cash surrender value of life insurance policies	1,116	—	1,116	—
Total assets	$1,954	$838	$1,116	$—
Liabilities
Deferred compensation plans	$838	$838	$—	$—
Total liabilities	$838	$838	$—	$—
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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. In making the assessment of impairment, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of September 30, 2015, the Company believes that no impairments exist.

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
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to craft, all occasion and seasonal products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide alternatively foreign-sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness.
Historically, significant revenue growth at CSS has come through acquisitions. Management anticipates that it will continue to consider acquisitions as a strategy to stimulate growth.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. ("Hollywood Ribbon") for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one time transition costs of approximately $760,000 in fiscal 2015 primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of September 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $745,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. As of September 30, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase and the excess of cost over fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill. For tax purposes, goodwill resulting from this acquisition is deductible.
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
Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014
Sales for the six months ended September 30, 2015 increased 1% to $155,705,000 from $154,349,000 in the six months ended September 30, 2014, primarily due to higher shipments of Christmas bows and ribbon of approximately $1,872,000 resulting from incremental sales related of Hollywood Ribbon which was acquired on February 19, 2015; higher sales of all occasion ribbon products of approximately $1,068,000, and the earlier shipments of Valentine products of approximately $1,142,000 compared to the same period in the prior year. These favorable sales variances were partially offset by lower shipments of Christmas tags of approximately $2,361,000 and Christmas boxed greeting cards of approximately $582,000.
Cost of sales, as a percentage of sales, were 68% in the six months ended September 30, 2015 and 2014.
Selling, general and administrative ("SG&A") expenses of $37,400,000 in the six months ended September 30, 2015 increased from $36,652,000 in the six months ended September 30, 2014 primarily due to higher amortization of approximately $365,000 related to the intangibles of Carson & Gebel acquired on May 19, 2014 and Hollywood Ribbon acquired on February 19, 2015, and higher marketing costs of approximately $287,000 and severance costs of approximately $145,000.
Interest income, net of $82,000 in the six months ended September 30, 2015 increased from $4,000 in the six months ended September 30, 2014 primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the same period in the prior year.
Other income, net was $0 in the six months ended September 30, 2015 compared to $79,000 in the six months ended September 30, 2014 primarily due to favorable foreign currency transactions recorded in the prior year compared to the current year.
Income taxes, as a percentage of income before income taxes, were 37% in the six months ended September 30, 2015 and 2014.
Net income for the six months ended September 30, 2015 was $8,161,000, or $0.87 per diluted share compared to $8,522,000, or $0.91 per diluted share in 2014. The decrease in net income for the six months ended September 30, 2015 was primarily due to higher selling, general and administrative expenses, partially offset by the impact of higher sales volume as described above.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Sales for the three months ended September 30, 2015 increased 5% to $111,477,000 from $106,092,000 in the three months ended September 30, 2014, primarily due to higher shipments of Christmas bows and ribbon of approximately $2,723,000 resulting from incremental sales related to Hollywood Ribbon which was acquired on February 19, 2015, and the earlier shipments of Valentine products of approximately $1,141,000 compared to the same quarter in the prior year. The remaining favorable sales variance was primarily attributable to higher sales of all occasion stationery and ribbon products, partially offset by lower shipments of Christmas tags of approximately $2,182,000 and Christmas boxed greeting cards of approximately $399,000.
Cost of sales, as a percentage of sales, decreased to 66% in the three months ended September 30, 2015 from 67% in the three months ended September 30, 2014 primarily due to a favorable mix of product shipped during the quarter compared to the same quarter in the prior year.
SG&A expenses of $20,100,000 in the three months ended September 30, 2015 increased from $19,895,000 in the three months ended September 30, 2014 primarily due to higher amortization related to the intangibles of Hollywood Ribbon acquired on February 19, 2015.
Interest income, net of $10,000 in the three months ended September 30, 2015 increased from interest expense, net of $17,000 in the three months ended September 30, 2014 primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the same quarter in the prior year.
Other expense, net of $48,000 in the three months ended September 30, 2015 increased from $0 in the three months ended September 30, 2014 primarily due to unfavorable foreign currency transactions recorded in the current quarter compared to the same quarter in the prior year.

Income taxes, as a percentage of income before income taxes, were 36% in the three months ended September 30, 2015 and 2014.
Net income for the three months ended September 30, 2015 was $11,229,000, or $1.22 per diluted share compared to $9,847,000, or $1.05 per diluted share in 2014. The increase in net income for the quarter ended September 30, 2015 was primarily due to the impact of higher sales volume and higher margins, as described above.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2015, the Company had working capital of $190,991,000 and stockholders’ equity of $265,626,000. Operating activities used net cash of $37,361,000 during the six months ended September 30, 2015 compared to $31,767,000 in the six months ended September 30, 2014. Net cash used for operating activities during the six months ended September 30, 2015 reflected our working capital requirements which resulted in an increase in accounts receivable of $54,558,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventory of $13,774,000 and an increase in accounts payable of $13,942,000 due to the normal seasonal inventory build for the fiscal 2016 shipping season; and an increase in other accrued liabilities of $2,077,000. Included in net income for the six months ended September 30, 2015 were non-cash charges for depreciation and amortization of $4,102,000, provision for accounts receivable allowances of $1,530,000, share-based compensation of $867,000 and a deferred tax provision of $745,000. Net cash used for operating activities during the six months ended September 30, 2014 reflected our working capital requirements which resulted in an increase in accounts receivable of $53,262,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventory of $14,077,000 and an increase in accounts payable of $16,842,000 due to the normal seasonal inventory build necessary for the fiscal 2015 shipping season; an increase in other accrued liabilities of $4,642,000; and an increase in other assets of $946,000. Included in net income for the six months ended September 30, 2014 were non-cash charges for depreciation and amortization of $3,917,000, share-based compensation of $1,017,000, provision for accounts receivable allowances of $1,003,000 and a deferred tax benefit of $674,000.
Our investing activities provided net cash of $42,282,000 in the six months ended September 30, 2015, consisting primarily of the proceeds from held-to-maturity securities of $70,000,000, partially offset by purchases of held-to-maturity securities of $24,924,000 and capital expenditures of $2,817,000. In the six months ended September 30, 2014, our investing activities used net cash of $6,668,000, consisting primarily of the purchase of a business of $5,142,000 and capital expenditures of $1,531,000.
Our financing activities used net cash of $13,605,000 in the six months ended September 30, 2015, consisting primarily of purchases of treasury stock of approximately $10,000,000 and payments of dividends of $3,321,000. In the six months ended September 30, 2014, financing activities used net cash of $2,925,000, consisting primarily of payments of cash dividends of $2,796,000.
Under a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 352,789 shares of the Company’s common stock for $10,000,000 during the six months ended September 30, 2015. There were no repurchases of the Company's common stock by the Company during the six months ended September 30, 2014. As of September 30, 2015, the Company had 348,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 67% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. On March 24, 2015, the Company entered into an amendment to extend the expiration date of its revolving credit facility from March 17, 2016 to March 16, 2020. At September 30, 2015, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the six months ended September 30, 2015. The Company is in compliance with all financial debt covenants as of September 30, 2015. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2015, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,485	—	—	—	$1,485
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of September 30, 2015, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 88 employees as of September 30, 2015, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2015 have not materially changed from March 31, 2015 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
A total of 261,551 shares were repurchased at an average price of $28.23 in the second quarter of fiscal 2016. As of September 30, 2015, there remained an outstanding authorization to repurchase 348,166 shares of outstanding CSS common stock as represented in the table below.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 through July 31, 2015	72,962	$29.72	72,962	536,755
August 1 through August 31, 2015	149,941	27.79	149,941	386,814
September 1 through September 30, 2015	38,648	27.10	38,648	348,166
Total Second Quarter	261,551	$28.23	261,551	348,166

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)
On October 23, 2008 and July 31, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares and 500,000 shares, respectively, of the Company’s common stock (the “Repurchase Program”). On May 19, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of September 30, 2015, the Company repurchased an aggregate of 1,151,834 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

*Exhibit 3.1	Bylaws of CSS Industries, Inc., as amended to date (as last amended July 28, 2015).
*Exhibit 10.1	Restricted Stock Unit Award Agreement dated August 11, 2015 between CSS Industries, Inc. and Rebecca Matthias.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: October 27, 2015	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: October 27, 2015	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President – Finance and Assistant Secretary, and Chief Financial Officer
(principal financial and accounting officer)