Form 10-Q
period 2015-12-31
CSS INDUSTRIES INC
filed 2016-01-25
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of January 22, 2016, there were 9,076,342 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Sales	$104,568	$104,993	$260,273	$259,342
Costs and expenses
Cost of sales	69,380	68,670	174,852	173,023
Selling, general and administrative expenses	19,967	21,102	57,367	57,754
Interest expense (income), net	39	43	(43)	39
Other (income) expense, net	(9)	36	(9)	(43)

	89,377	89,851	232,167	230,773

Income before income taxes	15,191	15,142	28,106	28,569

Income tax expense	5,527	5,374	10,281	10,279

Net income	$9,664	$9,768	$17,825	$18,290

Net income per common share:
Basic	$1.07	$1.05	$1.94	$1.96
Diluted	$1.06	$1.04	$1.92	$1.95

Weighted average shares outstanding:
Basic	9,037	9,331	9,175	9,321
Diluted	9,126	9,420	9,271	9,403

Cash dividends per share of common stock	$0.18	$0.15	$0.54	$0.45

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,248	$36,429	$48,163
Short-term investments	59,735	69,845	39,802
Accounts receivable, net of allowances of $1,356, $1,059 and $1,525	78,978	42,052	84,713
Inventories	67,079	65,491	62,536
Deferred income taxes	4,321	4,375	3,783
Other current assets	9,834	11,235	11,807
Total current assets	245,195	229,427	250,804
Property, plant and equipment, net	26,592	25,493	25,775
Deferred income taxes	—	582	1,776
Other assets
Goodwill	15,820	15,820	15,075
Intangible assets, net	31,132	33,048	26,594
Other	5,611	5,103	4,247
Total other assets	52,563	53,971	45,916
Total assets	$324,350	$309,473	$324,271
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,707	$12,917	$18,233
Accrued payroll and other compensation	8,301	9,054	8,075
Accrued customer programs	4,422	4,042	5,593
Accrued income taxes	4,755	745	4,097
Other current liabilities	9,927	8,247	10,760
Total current liabilities	45,112	35,005	46,758
Deferred income taxes	631	—	—
Long-term obligations	4,494	4,213	4,772
Stockholders’ equity	274,113	270,255	272,741
Total liabilities and stockholders’ equity	$324,350	$309,473	$324,271
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$17,825	$18,290
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	6,129	5,835
Accretion of investment discount	(207)	(145)
Provision for accounts receivable allowances	2,048	1,748
Deferred tax provision	1,409	954
Stock-based compensation expense	1,235	1,533
Loss on sale of assets	15	—
Changes in assets and liabilities:
Accounts receivable	(38,974)	(41,218)
Inventory	(1,588)	(1,600)
Other assets	635	1,497
Accounts payable	4,498	7,569
Other accrued liabilities	5,602	7,643
Total adjustments	(19,198)	(16,184)
Net cash (used for) provided by operating activities	(1,373)	2,106
Cash flows from investing activities:
Maturities of investment securities	70,000	30,000
Purchase of held-to-maturity investment securities	(59,683)	(39,795)
Purchase of a business	—	(5,142)
Purchase of property, plant and equipment	(5,058)	(2,938)
Proceeds from sale of fixed assets	23	5
Net cash provided by (used for) investing activities	5,282	(17,870)
Cash flows from financing activities:
Dividends paid	(4,953)	(4,196)
Purchase of treasury stock	(10,000)	—
Exercise of stock options, net of tax withholdings	122	56
Payments for tax withholding on net restricted stock settlements	(518)	(291)
Tax effect on stock awards	259	158
Net cash used for financing activities	(15,090)	(4,273)
Net decrease in cash and cash equivalents	(11,181)	(20,037)
Cash and cash equivalents at beginning of period	36,429	68,200
Cash and cash equivalents at end of period	$25,248	$48,163
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at December 31, 2015, March 31, 2015 and December 31, 2014. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at December 31, 2015 consisted of commercial paper with an amortized cost of $59,735,000, of which $24,968,000 matures in the fourth quarter of fiscal 2016 and $34,767,000 matures in the second quarter of fiscal 2017. Short-term investments at March 31, 2015 consisted of commercial paper with an amortized cost of $69,845,000 that matured in the first half of fiscal 2016. Short-term investments at December 31, 2014 consisted of commercial paper with an amortized cost of $39,802,000 that matured in the second quarter of fiscal 2015.
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

	December 31, 2015	March 31, 2015	December 31, 2014
Raw material	$10,940	$9,612	$9,349
Work-in-process	13,244	15,376	10,831
Finished goods	42,895	40,503	42,356
	$67,079	$65,491	$62,536
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2015	March 31, 2015	December 31, 2014
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	34,363	35,664	35,445
Machinery, equipment and other	88,230	88,148	89,538
	125,101	126,320	127,491
Less - Accumulated depreciation and amortization	(98,509)	(100,827)	(101,716)
Net property, plant and equipment	$26,592	$25,493	$25,775
Depreciation expense was $1,389,000 and $1,463,000 for the quarters ended December 31, 2015 and 2014, respectively, and was $4,213,000 and $4,500,000 for the nine months ended December 31, 2015 and 2014, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the nine months ended December 31, 2015, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments”

methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the nine months ended December 31, 2015, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
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
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and nine months ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income	$9,664	$9,768	$17,825	$18,290

Denominator:
Weighted average shares outstanding for basic net income per common share	9,037	9,331	9,175	9,321
Effect of dilutive stock options	89	89	96	82
Adjusted weighted average share outstanding for diluted net income per common share	9,126	9,420	9,271	9,403

Basic net income per common share	$1.07	$1.05	$1.94	$1.96
Diluted net income per common share	$1.06	$1.04	$1.92	$1.95
The Company has excluded 387,000 shares and 253,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three and nine months ended December 31, 2015, respectively, because their effects were antidilutive. The Company has excluded 223,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three and nine months ended December 31, 2014 because their effects were antidilutive.

(2)	BUSINESS ACQUISITION
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. (“Hollywood Ribbon”) for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one-time transition costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of December 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
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
2013 Equity Compensation Plan
On July 30, 2013, the Company’s stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan (“2013 Plan”). Under the terms of the Company’s 2013 Plan, the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of December 31, 2015 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of December 31, 2015 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at December 31, 2015 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At December 31, 2015, there were 787,315 shares available for grant.
2011 Stock Option Plan for Non-Employee Directors
Under the terms of the CSS Industries, Inc. 2011 Stock Option Plan for Non-Employee Directors (“2011 Plan”), which expired on December 31, 2015, non-qualified stock options to purchase up to 150,000 shares of common stock were available for grant to non-employee directors at exercise prices of not less than fair market value of the underlying common stock on the date of grant. Under the 2011 Plan, options to purchase 4,000 shares of the Company’s common stock were granted automatically to each non-employee director on the last day that the Company’s common stock was traded in November of each year from 2011 to 2015. Each option will expire five years after the date the option was granted and options may be exercised at the rate of 25% per year commencing one year after the date of grant. Given that the 2011 Plan is now expired, no further grants may be made under such plan.
The fair value of each stock option and market-based RSU granted under the above plans was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	Stock Options		RSUs
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Risk-free interest rate	1.92%	1.45%	1.29%	1.17%
Volatility	36.53%	48.31%	36.86%	38.72%
Dividend yield	2.58%	2.33%	2.60%	2.38%
Expected life of option (in years)	4.65	4.79
The fair value of each service-based RSU granted was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.
During the nine months ended December 31, 2015 and 2014, the Company granted 158,100 and 130,975 stock options, respectively, with a weighted average fair value of $7.24 and $9.14, respectively. During the nine months ended December 31, 2015 and 2014, the Company granted 50,100 and 47,385 RSUs, respectively, with a weighted average fair value of $19.26 and $17.82, respectively. As of December 31, 2015, there were 545,200 and 189,810 outstanding stock options and RSUs, respectively.
As of December 31, 2015, there was $1,656,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2015, there was $1,431,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.
On August 11, 2015, the Company granted 10,000 RSUs to the new Chair of the Company's Board of Directors. On August 15, 2017, the RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of December 31, 2015 was $53,000 and is included in long-term obligations in the condensed consolidated balance sheet. There were no such liability classified awards as of December 31, 2014. During the quarter and nine months ended December 31, 2015, dividend equivalents of approximately $2,000 and $4,000, respectively, were paid in cash related to these liability classified awards and were charged to selling, general and administrative expenses.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $425,000 and $516,000 in the three months ended December 31, 2015 and 2014, respectively, and $1,292,000 and $1,533,000 in the nine months ended December 31, 2015 and 2014, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $133,000 and $142,000 was recorded in the three and nine months ended December 31, 2015, respectively. A realized gain of $85,000 and $99,000 was recorded in the three and nine months ended December 31, 2014, respectively. As of December 31, 2015 and 2014, the notional amount of open foreign currency forward contracts was $1,464,000 and $2,006,000, respectively. The related unrealized gain was $2,000 and $3,000 at December 31, 2015 and 2014, respectively. The Company believes it does not have significant counterparty credit risks as of December 31, 2015.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	December 31, 2015	December 31, 2014
Foreign currency forward contracts	Other current assets	$2	$3

(5)	INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2015		March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$12,953	$—	$12,953	$—	$12,953	$—
Customer relationships	29,957	12,758	29,957	11,031	23,357	10,566
Trademarks	403	325	403	303	403	295
Patents	1,164	680	1,164	592	1,164	563
Non-compete	530	112	530	33	160	19
	$45,007	$13,875	$45,007	$11,959	$38,037	$11,443
Amortization expense related to intangible assets was $638,000 and $455,000 for the quarters ended December 31, 2015 and 2014, respectively, and was $1,916,000 and $1,335,000 for the nine months ended December 31, 2015 and 2014, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2016 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2016	$639
Fiscal 2017	2,555
Fiscal 2018	2,555
Fiscal 2019	2,531
Fiscal 2020	2,486

(6)	TREASURY STOCK TRANSACTIONS
On May 19, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 500,000 shares of the Company's common stock under the Company's stock repurchase program. The Company repurchased 352,789 shares of the Company’s common stock under such program for approximately $10,000,000 during the nine months ended December 31, 2015. There were no repurchases of the Company's common stock by the Company during the nine months ended December 31, 2014. As of December 31, 2015, the Company had 348,166 shares remaining available for repurchase under the Board’s authorizations.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2015.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation, of which $252,000 is included in other current liabilities and $278,000 is included in long-term obligations in the condensed consolidated balance sheets. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2015.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2015.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of December 31, 2015 and March 31, 2015 (in thousands):

		Fair Value Measurements at December 31, 2015 Using
	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$530	$530	$—	$—
Foreign exchange contracts	2	—	2	—
Cash surrender value of life insurance policies	1,154	—	1,154	—
Total assets	$1,686	$530	$1,156	$—
Liabilities
Deferred compensation plans	$530	$530	$—	$—
Total liabilities	$530	$530	$—	$—

		Fair Value Measurements at March 31, 2015 Using
	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$838	$838	$—	$—
Cash surrender value of life insurance policies	1,116	—	1,116	—
Total assets	$1,954	$838	$1,116	$—
Liabilities
Deferred compensation plans	$838	$838	$—	$—
Total liabilities	$838	$838	$—	$—
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of December 31, 2015, the Company believes that no impairments exist.

(9)	RECENT ACCOUNTING PRONOUNCEMENTS
In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations and cash flows.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Since this standard is prospective, the impact of ASU 2015-16 on the Company's financial condition, results of operations and cash flows will depend upon the nature of any measurement period adjustments identified in future periods.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either a full retrospective or a modified retrospective approach. The Company is evaluating the method by which it will adopt ASU 2014-09 and the impact it will have on its consolidated financial statements and related disclosures.

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
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. ("Hollywood Ribbon") for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred one time transition costs of approximately $760,000 in fiscal 2015 primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. As of December 31, 2015, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired of $745,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
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
Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014
Sales of $260,273,000 in the nine months ended December 31, 2015 increased from $259,342,000 in the nine months ended December 31, 2014 primarily due to higher shipments of Christmas bows and ribbon of $8,227,000, resulting from incremental sales related to Hollywood Ribbon which was acquired on February 19, 2015, and earlier shipments of Easter products of $1,113,000 compared to the same period in the prior year. These favorable sales variances were partially offset by lower shipments of Christmas tags of $4,490,000, Christmas boxed greeting cards of $2,771,000 and craft ribbon of $2,180,000.
Cost of sales, as a percentage of sales, were 67% in the nine months ended December 31, 2015 and 2014.
Selling, general and administrative ("SG&A") expenses of $57,367,000 in the nine months ended December 31, 2015 decreased from $57,754,000 in the nine months ended December 31, 2014 primarily due to the absence of costs of $1,111,000 related to a mergers and acquisitions project that was terminated and recorded in the prior year and lower incentive compensation of $435,000, partially offset by higher severance of $639,000 and higher amortization of $581,000 related to the combined intangibles of Carson & Gebel, acquired on May 19, 2014, and Hollywood Ribbon, acquired on February 19, 2015.
Interest income, net of $43,000 in the nine months ended December 31, 2015 compared to interest expense, net of $39,000 in the nine months ended December 31, 2014. The increase in interest income, net was primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the same period in the prior year.
Other income, net of $9,000 in the nine months ended December 31, 2015 decreased from $43,000 in the nine months ended December 31, 2014 primarily due to less favorable foreign currency transactions recorded in the current year compared to the prior year.
Income taxes, as a percentage of income before income taxes, were 37% and 36% in the nine months ended December 31, 2015 and 2014, respectively. The increase was primarily due to higher state taxes related to the Company's increase in domestic operations.
Net income for the nine months ended December 31, 2015 was $17,825,000, or $1.92 per diluted share compared to $18,290,000, or $1.95 per diluted share for the comparable period in 2014.
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Sales of $104,568,000 for the three months ended December 31, 2015 were slightly below sales of $104,993,000 in the three months ended December 31, 2014 primarily due to lower sales of craft ribbon of $3,668,000, Christmas boxed greeting cards of $2,189,000 and Christmas tags of $2,129,000, substantially offset by higher sales of Christmas bows and ribbon of $6,356,000 resulting from incremental sales related to Hollywood Ribbon which was acquired on February 19, 2015, and earlier shipments of Easter products of $1,076,000 compared to the same period in the prior year.
Cost of sales, as a percentage of sales, increased to 66% in the three months ended December 31, 2015 from 65% in the three months ended December 31, 2014 primarily due to mix of product shipped during the quarter compared to the same quarter in the prior year.
SG&A expenses of $19,967,000 in the three months ended December 31, 2015 decreased from $21,102,000 in the three months ended December 31, 2014 primarily due to the absence of costs of $1,072,000 related to a mergers and acquisitions project that was terminated and recorded in the prior year quarter and lower incentive compensation of $634,000, partially offset by higher severance of $290,000 and higher amortization of $183,000 related to the intangibles of Hollywood Ribbon acquired on February 19, 2015.
Interest expense, net of $39,000 in the three months ended December 31, 2015 decreased from $43,000 in the three months ended December 31, 2014 primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the same quarter in the prior year.
Other income, net of $9,000 in the three months ended December 31, 2015 compared to other expense, net of $36,000 in the three months ended December 31, 2014. The increase in other income, net was primarily due to favorable foreign currency transactions recorded in the current quarter compared to the same quarter in the prior year.

Income taxes, as a percentage of income before income taxes, were 36% and 35% in the three months ended December 31, 2015 and 2014, respectively. The increase was primarily due to higher state taxes related to the Company's increase in domestic operations.
Net income for the three months ended December 31, 2015 was $9,664,000, or $1.06 per diluted share compared to $9,768,000, or $1.04 per diluted share for the comparable period in 2014.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2015, the Company had working capital of $200,083,000 and stockholders’ equity of $274,113,000. Operating activities used net cash of $1,373,000 during the nine months ended December 31, 2015 compared to provided net cash of $2,106,000 in the nine months ended December 31, 2014. Net cash used for operating activities during the nine months ended December 31, 2015 reflected our working capital requirements which resulted in an increase in accounts receivable of $38,974,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $1,588,000, partially offset by an increase in accounts payable of $4,498,000 due to the normal seasonal inventory build for the fiscal 2016 shipping season and an increase in other accrued liabilities of $5,602,000 due to increased accruals for royalties, freight and sales commissions. Included in net income for the nine months ended December 31, 2015 were non-cash charges for depreciation and amortization of $6,129,000, provision for accounts receivable allowances of $2,048,000, deferred tax provision of $1,409,000 and stock-based compensation of $1,235,000. Net cash provided by operating activities during the nine months ended December 31, 2014 reflected our working capital requirements which resulted in an increase in accounts receivable of $41,218,000 due to the seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $1,600,000. This was partially offset by an increase in accounts payable of $7,569,000; an increase in other accrued liabilities of $7,643,000 due to increased accruals for income taxes, royalties and sales commissions; and a decrease in other assets of $1,497,000. Included in net income for the nine months ended December 31, 2014 were non-cash charges for depreciation and amortization of $5,835,000, provision for accounts receivable allowances of $1,748,000, stock-based compensation of $1,533,000 and a deferred tax provision of $954,000.
Our investing activities provided net cash of $5,282,000 in the nine months ended December 31, 2015, consisting primarily of the proceeds from held-to-maturity securities of $70,000,000, partially offset by purchases of held-to-maturity securities of $59,683,000 and capital expenditures of $5,058,000. In the nine months ended December 31, 2014, our investing activities used net cash of $17,870,000, consisting primarily of the purchase of held-to-maturity securities of $39,795,000, the purchase of a business of $5,142,000 and capital expenditures of $2,938,000, partially offset by proceeds from held-to-maturity securities of $30,000,000.
Our financing activities used net cash of $15,090,000 in the nine months ended December 31, 2015, consisting primarily of purchases of treasury stock of approximately $10,000,000 and payments of dividends of $4,953,000. In the nine months ended December 31, 2014, financing activities used net cash of $4,273,000, consisting primarily of payments of cash dividends of $4,196,000.
Under a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 352,789 shares of the Company’s common stock for $10,000,000 during the nine months ended December 31, 2015. There were no repurchases of the Company's common stock by the Company during the nine months ended December 31, 2014. As of December 31, 2015, the Company had 348,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 67% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. On March 24, 2015, the Company entered into an amendment to extend the expiration date of its revolving credit facility from March 17, 2016 to March 16, 2020. At December 31, 2015, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the nine months ended December 31, 2015. The Company is in compliance with all financial debt covenants as of December 31, 2015. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2015, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,485	—	—	—	$1,485
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of December 31, 2015, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2015. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 91 employees as of December 31, 2015, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
ACCOUNTING PRONOUNCEMENTS
See Note 9 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding continued consideration of acquisitions to stimulate growth; pursuing new product initiatives within certain identified product categories; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s restructuring activities, including the risk that the cost of such activities will exceed expectations, the risk that the expected benefits of such activities will not be realized, and the risk that implementation of such activities will interfere with and adversely affect the Company’s operations, sales and financial performance; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2015 have not materially changed from March 31, 2015 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015).
ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President – Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President – Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Executive Vice President – Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSS INDUSTRIES, INC.
(Registrant)

Date: January 25, 2016	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: January 25, 2016	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)