Form 10-K
period 2016-03-31
CSS INDUSTRIES INC
filed 2016-05-25
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-2661

CSS INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

Delaware	13-1920657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 Plymouth Road, Suite 300, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 729-3959
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant is $231,178,015. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2015, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2016 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.
At May 20, 2016, there were outstanding 9,033,019 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2016

PART I
Item 1. Business.
General
CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, classroom exchange Valentines, infant products, journals, buttons, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, decorations, floral accessories, craft and educational products, Easter egg dyes and novelties, memory books, scrapbooks, stickers, stationery, and other items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in facilities located in the United States, with the remainder sourced from foreign suppliers, primarily in Asia. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”) and C.R. Gibson, LLC (“C.R. Gibson”).
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2016 refers to the fiscal year ended March 31, 2016.
The strategy of CSS is to build on existing relationships with craft, seasonal and celebrations customers by expanding and diversifying the product lines and thereby growing presence in the largest retailers in North America. This will include acquiring companies which fit into appropriate acquisition parameters. We actively meet with craft, seasonal and celebrations companies to review and assess potential acquisition targets.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Blumenthal Lansing Company, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was the leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. As of March 31, 2016, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $4,075,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. ("Hollywood Ribbon") for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2015. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. The acquisition was accounted for as a purchase, and $553,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2015. For tax purposes, goodwill resulting from this acquisition is deductible.
Principal Products CSS designs and markets decorative ribbons and bows, infant products, journals, buttons, all occasion boxed greeting cards, gift card holders, gift bags, gift wrap, floral accessories, memory books, scrapbooks, stickers, stationery, and other gift and craft items to its mass market, craft, specialty and floral retail and wholesale distribution customers, and teachers’ aids and other learning oriented products to the education market through mass market retailers, school supply distributors and teachers’ stores. CSS also designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include decorative ribbons and bows, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, tissue paper and decorations. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products.
Key brands include Paper Magic®, Berwick®, Offray®, C.R. Gibson®, Markings®, Stepping Stones®, Tapestry®, Seastone®, Dudley’s®, Eureka®, Stickerfitti®, Favorite Findings® and La Mode®.
CSS operates eleven manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama and Iowa. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•
Ribbons and bows are primarily manufactured and warehoused in seven facilities located in Pennsylvania, Maryland, South Carolina and Alabama. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or imported from Mexico and Asia. Imported woven products are either narrow woven or converted from bulk rolls of wide width textiles. Domestic woven products are narrow woven.

•
Journals, educational products, infant products, memory books, scrapbooks, stationery, and other gift items are imported from Asian manufacturers and warehoused and distributed from a distribution facility in Alabama.

•
Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in facilities located in New Hampshire or imported from Mexico. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Pennsylvania.

Other products including, but not limited to, buttons, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, decorative tissue paper, classroom exchange Valentine products, Easter products, and decorations are produced to the specifications of CSS and are imported primarily from Asian manufacturers.

During our 2016 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.
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
Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in Pennsylvania, Texas, Georgia and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 30% and 10% of total net sales, respectively, during fiscal 2016. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2016. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 58% of our sales in our 2016 fiscal year. Approximately 61% of the Company’s sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Approximately 30% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, licensors, customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Sales terms for our seasonal products do not generally require payment until just before or just after the holiday, in accordance with industry practice. C.R. Gibson’s social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by C.R. Gibson’s key account representatives. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. All occasion ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades.
Competition among retailers in the sale of the Company’s products to end users is intense. CSS seeks to assist retailers in developing merchandising programs designed to enable the retailers to meet their revenue and profit objectives while appealing to their consumers’ tastes. These objectives are met through the development and manufacture of custom configured and designed products and merchandising programs. CSS’ years of experience in merchandising program development and product quality are key competitive advantages in helping retailers meet their objectives.
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

Employees
At May 20, 2016, approximately 1,200 persons were employed by CSS (increasing to approximately 1,530 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 85 employees as of May 20, 2016, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 30% and 10% of our sales, respectively, during our 2016 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2016. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 58% of our sales in our 2016 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, with one or more of our large customers, including without limitation a loss or significant reduction in sales resulting from our failure or inability to comply with one or more of any of our customers’ sourcing requirements, may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.
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
For a large portion of our product lines, with the exception of our decorative ribbon and bow product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 56% of our sales in fiscal 2016 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control (including without limitation risks associated with defective products), enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, acts of war, threats of war, terrorism, civil unrest, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.
Increased overseas sourcing by our competitors and our customers may reduce our market share and profit margins, adversely affecting our business, results of operations and financial condition.
We have relatively high market share in many of our seasonal product categories. Most of our product markets have shown little or no growth, and some of our product markets have declined in recent years, and we continue to confront significant cost pressure as our competitors source certain products from overseas and certain customers increase direct sourcing from overseas factories. Increased overseas sourcing by our competitors and certain customers may result in a reduction of our market share and profit margins, adversely affecting our business, results of operations and financial condition.

Difficulties encountered by our key customers may cause them to reduce their purchases from us and/or increase our exposure to losses from bad debts, and adversely affect our business, results of operations and financial condition.
Many of our largest customers are national and regional retail chains. The retail channel in the United States has experienced significant shifts in market share among competitors in recent years, including as a result of the emergence of e-commerce retailers. Any current or future economic slowdown, slow economic recovery, or uncertain economic outlook could further adversely affect our key customers. Our business, results of operations and financial condition may be adversely affected if our customers file for bankruptcy protection and/or cease doing business, significantly reduce the number of stores they operate, significantly reduce their purchases from us, do not pay us for their purchases, or if their payments to us are delayed or reduced because of bankruptcy or other factors beyond our control.
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
Our success depends in part on our ability to compete against our competitors in our highly competitive markets. Our competitors, including domestic businesses, foreign manufacturers who market directly to our customer base, and importers of products, may be able to offer similar products with more favorable pricing, servicing and/or terms of sale or may be able to provide products that more readily meet customer requirements or consumer preferences. Our inability to successfully compete against our competitors could adversely affect our business, results of operations and financial condition.
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
Approximately 85 of our employees at our ribbon manufacturing facility in Hagerstown, Maryland are represented by a labor union. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees will expire on December 31, 2017. Although we believe our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreement. If we fail to extend or renegotiate our collective bargaining agreement, if disputes with our union arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have an adverse effect on our business, results of operations and financial condition.

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
We regularly evaluate potential acquisition opportunities to support, strengthen and grow our business. In fiscal 2016, we completed the acquisition of substantially all of the business and assets of Blumenthal and in fiscal 2015, we completed the acquisitions of substantially all of the business and assets of Carson & Gebel and of Hollywood Ribbon. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

	Use	Approximate Square Feet
Location		Owned	Leased
Danville, PA	Distribution	133,000	—
Berwick, PA	Manufacturing and distribution	213,000	—
Berwick, PA	Manufacturing and distribution	220,000	—
Berwick, PA	Distribution	226,000	—
Berwick, PA	Distribution	—	431,000
Hagerstown, MD	Manufacturing and distribution	284,000	—
Batesburg, SC	Manufacturing	229,000	—
Florence, AL	Distribution	—	100,000
Florence, AL	Distribution	—	180,000
Milford, NH	Manufacturing	—	58,000
Lansing, IA	Manufacturing and distribution	104,000	—
Total		1,409,000	769,000
The Company also utilizes owned and leased space aggregating approximately 182,000 square feet for various marketing and administrative purposes, including approximately 9,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Plymouth Meeting, Pennsylvania.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2016 and fiscal 2015.

Fiscal 2016			Dividends Declared
	High	Low
First Quarter	$30.71	$27.27	$0.18
Second Quarter	31.13	25.00	0.18
Third Quarter	30.83	25.21	0.18
Fourth Quarter	28.96	24.47	0.20

Fiscal 2015			Dividends Declared
	High	Low
First Quarter	$27.28	$23.05	$0.15
Second Quarter	27.95	23.97	0.15
Third Quarter	32.62	23.92	0.15
Fourth Quarter	30.50	26.87	0.18
At May 20, 2016, there were approximately 4,230 holders of the Company’s common stock and there were no shares of preferred stock outstanding.
The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph
The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2011 through March 31, 2016, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2011 and reinvestment of all dividends).
The peer group utilized consists of Checkpoint Systems, Inc., Ennis, Inc., JAKKS Pacific, Inc. and Lifetime Brands, Inc. (the “Peer Group”). The Company selected this group as its Peer Group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this Peer Group will be flawed, because the businesses of the Peer Group companies are in large part different from the Company’s business. In this regard, Lifetime Brands is principally focused on food preparation, tabletop and home décor, competing only with some of the Company’s products; and the other companies principally engage in retail security solutions, printing services or sell juvenile products.

Item 6. Selected Financial Data.

	Years Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$317,017	$313,044	$320,459	$364,193	$384,663
Income from continuing operations before income taxes	26,641	26,641	27,700	22,637	25,245
Income from continuing operations	17,236	16,954	18,564	15,588	16,229
Income (loss) from discontinued operations, net of tax	—	—	205	(361)	(559)
Net income	17,236	16,954	18,769	15,227	15,670

Net income (loss) per common share:
Basic:
Continuing operations	$1.88	$1.82	$1.98	$1.63	$1.67
Discontinued operations	$—	$—	$0.02	$(0.04)	$(0.06)
Total	$1.88	$1.82	$2.00	$1.59	$1.61
Diluted:
Continuing operations	$1.87	$1.80	$1.97	$1.63	$1.67
Discontinued operations	$—	$—	$0.02	$(0.04)	$(0.06)
Total	$1.87	$1.80	$1.99	$1.59	$1.61

Balance Sheet Data:
Working capital (1)	$176,886	$190,047	$183,395	$170,537	$159,699
Total assets (1)	309,926	309,473	293,535	289,180	286,564
Long-term debt	—	—	—	—	—
Stockholders’ equity	271,490	270,255	257,216	248,978	243,203

Cash dividends declared per common share	$0.74	$0.63	$0.60	$0.60	$0.60

(1)
In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), requiring deferred tax assets and liabilities to be classified as noncurrent assets and liabilities in the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2015-17 retrospectively as of March 31, 2016. Accordingly, working capital and total assets in the Selected Financial Data have been adjusted to give effect to the retrospective adoption of ASU 2015-17. See Note 13 to the consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
On September 9, 2011, the Company and its Cleo Inc ("Cleo") subsidiary sold the Christmas gift wrap portion of Cleo's business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. ("Impact"). The results of operations for the years ended March 31, 2016, 2015 and 2014 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise noted.
Approximately 61% of the Company’s sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine’s Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in Christmas boxed greetings cards and gift tags.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to craft, all occasion and seasonal products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide foreign-sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness.
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
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Blumenthal for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was the leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. As of March 31, 2016, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $4,075,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred costs of approximately $760,000 in fiscal 2015 primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. The acquisition was accounted for as a purchase, and the excess of cost over fair value of the net tangible and identifiable intangible assets acquired of $745,000 was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2015. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. The acquisition was accounted for as a purchase, and the excess of cost over fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
Litigation
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
Results of Operations
Fiscal 2016 Compared to Fiscal 2015
Consolidated net sales for fiscal 2016 increased to $317,017,000 from $313,044,000 in fiscal 2015. The increase in net sales was primarily due to higher sales of Christmas bows and ribbon of $7,967,000 (largely due to the acquisition of substantially all of the business and assets of Hollywood Ribbon on February 19, 2015) and buttons of $2,354,000, which is related to the acquisition of substantially all of the business and assets of Blumenthal on February 2, 2016, partially offset by lower sales of Christmas gift tags and cards of $4,652,000 and $3,026,000, respectively.
Cost of sales, as a percentage of net sales, was 68% in fiscal 2016 and 2015.
Selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, was 24% in fiscal 2016 and 2015. The transaction and transition costs of $1,109,000 related to the acquisition of substantially all of the business and assets of Blumenthal on February 2, 2016 recorded in the current year substantially offset costs of approximately $1,111,000 that were recorded in the prior year related to a mergers and acquisitions project that was terminated.

Interest income, net was $112,000 in fiscal 2016 compared to interest expense, net of $7,000 in fiscal 2015. The change was primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the prior year.
Income taxes, as a percentage of income from continuing operations before income taxes, were 35% in fiscal 2016 and 36% in 2015. The decrease in income taxes, as a percentage of income from continuing operations before income taxes, was primarily attributable to an increase in the tax benefit related to the domestic manufacturing tax deduction recorded in the current year compared to the prior year.
Net income for the year ended March 31, 2016 increased 2% to $17,236,000 from $16,954,000 in fiscal 2015.
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
SG&A expenses, as a percentage of net sales, was 24% in fiscal 2015 and 23% in fiscal 2014. The increase in SG&A expenses, as a percentage of net sales, was primarily related to costs of approximately $1,111,000 related to a mergers and acquisitions project that was terminated and recorded in fiscal 2015, partially offset by lower commissions.

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
There was no income from discontinued operations in the fiscal year ended March 31, 2015. Income from discontinued operations, net of tax of $205,000 for the fiscal year ended March 31, 2014 reflects pre-tax income of $117,000 related to the Christmas gift wrap business which was sold on September 9, 2011 and an income tax benefit of $88,000. See further discussion in Note 1 to the consolidated financial statements.
Liquidity and Capital Resources
At March 31, 2016 and 2015, the Company had working capital of $176,886,000 and $190,047,000, respectively, and stockholders’ equity of $271,490,000 and $270,255,000, respectively. Operating activities of continuing operations provided net cash of $15,123,000 in fiscal 2016 compared to $33,223,000 in fiscal 2015 and $28,240,000 in fiscal 2014. Net cash provided by operating activities from continuing operations in fiscal 2016 reflects our working capital requirements which resulted in an increase in accounts receivable of $4,268,000, an increase in inventory of $4,674,000, an increase in other assets of $4,627,000 and a decrease in accrued expenses and long-term obligations of $2,723,000. Included in fiscal 2016 net income were non-cash charges for depreciation and amortization of $8,308,000, provision for accounts receivable allowances of $2,712,000, deferred tax provision of $1,868,000 and share-based compensation of $1,654,000. Net cash provided by operating activities from continuing operations in fiscal 2015 reflects our working capital requirements which resulted in a decrease in accounts receivable of $1,593,000, a decrease in other assets of $1,248,000 and an increase in accounts payable of $2,253,000, offset by an increase in inventory of $2,903,000. Included in fiscal 2015 net income were non-cash charges for depreciation and amortization of $7,878,000, provision for accounts receivable allowances of $2,143,000, share-based compensation of $2,038,000 and deferred tax provision of $1,666,000. Net cash provided by operating activities from continuing operations in fiscal 2014 reflects our working capital requirements which resulted in a decrease in inventory of $3,346,000, offset by an increase in accounts receivable of $3,972,000 and a decrease in accounts payable of $2,536,000. Included in fiscal 2014 net income were non-cash charges for depreciation and amortization of $7,543,000, provision for accounts receivable allowances of $2,862,000, deferred tax provision of $2,511,000 and share-based compensation of $1,843,000.
Our investing activities of continuing operations used net cash of $14,058,000 in fiscal 2016, consisting primarily of the purchase of held-to-maturity investment securities of $84,632,000, purchase of businesses of $19,545,000 and capital expenditures of $6,411,000, partially offset by maturities of investment securities of $95,000,000 and proceeds from sale of assets of $1,530,000. In fiscal 2015, our investing activities consisted primarily of the purchase of held-to-maturity investment securities of $69,749,000, purchase of businesses of $15,146,000 and capital expenditures of $3,924,000, partially offset by maturities of investment securities of $30,000,000. In fiscal 2014, our investing activities consisted primarily of the purchase of held-to-maturity investment securities of $29,862,000 and capital expenditures of $5,024,000.
Our financing activities used net cash of $17,567,000 in fiscal 2016, consisting primarily of purchases of treasury stock of $11,274,000 and payments of cash dividends of $6,764,000. In fiscal 2015, financing activities used net cash of $5,969,000, consisting primarily of payments of cash dividends of $5,878,000. In fiscal 2014, financing activities used net cash of $12,360,000, consisting primarily of purchases of treasury stock of $6,634,000 and payments of cash dividends of $5,637,000.
On March 4, 2016, the Company agreed to purchase, under its stock repurchase program, 45,000 shares of its common stock from a charitable foundation of which the Company's former Chairman of the Board, who retired as a director and officer of the Company on July 28, 2015, is a founder, director and officer. The purchase price was lower than the closing market price on the preceding trading day. The transaction was approved by the Company's Board of Directors on March 4, 2016 and completed on March 8, 2016. The total amount of this transaction was $1,274,000.
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 397,789 shares (inclusive of the 45,000 shares described above) of the Company’s common stock for $11,274,000 (inclusive of the $1,274,000 described above) in fiscal 2016. There were no repurchases of the Company's common stock by the Company during fiscal 2015. The Company repurchased 272,655 shares of the Company’s common stock for $6,634,000 in fiscal 2014. As of March 31, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. The sale of the Christmas gift wrap portion of

Cleo’s business and the sale of the Halloween portion of Paper Magic’s business has reduced the Company’s seasonal working capital requirements. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. For information concerning this credit facility, see Note 8 to the consolidated financial statements. At March 31, 2016, there were no borrowings outstanding under the Company’s revolving credit facility.
Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.
As of March 31, 2016, the Company’s contractual obligations and commitments are as follows (in thousands):

	Less than 1	1-3	4-5	After 5
Contractual Obligations	Year	Years	Years	Years	Total
Operating leases	$5,401	$8,816	$5,213	$1,996	$21,426
Other long-term obligations (1)	211	700	336	1,028	2,275
Royalty obligations (2)	570	973	—	—	1,543
	$6,182	$10,489	$5,549	$3,024	$25,244

(1)
Other long-term obligations consist primarily of postretirement medical liabilities and deferred compensation arrangements. Future timing of payments for other long-term obligations is estimated by management.

(2)	The Company is committed to pay guaranteed minimum royalties attributable to sales of certain intellectual property licensed products.

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 7 to the consolidated financial statements for further explanation of the Company’s uncertain tax positions.
As of March 31, 2016, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,570	$—	$—	$—	$1,570
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers’ compensation claims and guarantee the funding of obligations to a certain vendor. The Company has no financial guarantees or other similar arrangements with any third parties or related parties other than its subsidiaries.
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
Other indefinite lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.
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
In connection with the Company’s review of the recoverability of its goodwill as it prepared its financial statements for the fiscal year ended March 31, 2016, the Company elected not to perform a qualitative assessment of its goodwill and proceeded directly to the more detailed two step impairment test. The results of our testing indicated that the fair value of each reporting unit exceeded the carrying value of the reporting unit, indicating that there was no impairment of goodwill. In connection with the Company's review of the recoverability of other intangibles as it prepared its financial statements for the fiscal year ended March 31, 2016, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In connection with the recoverability of property, plant and equipment, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. No impairment of assets was recorded in the fiscal year ended March 31, 2016. In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2015 and 2014, the fair value of all goodwill, other intangible assets and long-lived assets reflected on the Company’s consolidated balance sheets as of March 31, 2015 and 2014 was in excess of the carrying value and no impairment was recorded. See Note 3 to the consolidated financial statements for further discussion.
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
The Company uses the Black-Scholes option valuation model to value service-based stock options and uses Monte Carlo simulation to value performance-based stock options and restricted stock units. The fair value of each service-based restricted stock unit is estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different. The Company recognizes compensation expense over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).
Accounting Pronouncements
See Note 13 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
Forward-Looking and Cautionary Statements
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s goals of expanding by developing new or complementary products, entering new markets, pursuing new product initiatives, and acquiring companies that are complimentary to the Company's existing businesses; the Company’s anticipation that quarterly cash dividends will continue to be paid in the future; the expected future impact of legal proceedings; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; the estimated amount and timing of future amortization expense, future compensation expense related to non-vested outstanding stock options and RSUs and future lease payments and other contractual obligations and commitments; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company's operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.
Interest Rate Risk
The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2016, the Company had held-to-maturity investments of $59,806,000 consisting of commercial paper with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Pursuant to the Company’s variable rate line of credit in effect during fiscal 2016, a change in the London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. However, the Company had no borrowings under its revolving credit facility during fiscal 2016.
Foreign Currency Risk
Approximately 1% of the Company’s sales in fiscal 2016 were denominated in a foreign currency. The Company considers its risk exposure with regard to foreign currency fluctuations insignificant as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets that they are intended to hedge.

Item 8. Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
May 25, 2016
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,927	$36,429
Short-term investments	59,806	69,845
Accounts receivable, net of allowances of $1,363 and $1,059	45,144	42,052
Inventories	73,022	65,491
Other current assets	12,792	11,235
Total current assets	210,691	225,052
Net property, plant and equipment	27,053	25,493
Deferred income taxes	3,193	4,957
Other assets:
Goodwill	19,974	15,820
Intangible assets, net of accumulated amortization of $14,624 and $11,959	42,183	33,048
Other	6,832	5,103
Total other assets	68,989	53,971
Total assets	$309,926	$309,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,463	$12,917
Accrued income taxes	—	745
Accrued payroll and other compensation	9,016	9,054
Accrued customer programs	3,275	4,042
Accrued royalties	1,527	2,362
Accrued other expenses	5,524	5,885
Total current liabilities	33,805	35,005
Long-term obligations	4,631	4,213
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2016 and 2015	1,470	1,470
Additional paid-in capital	56,157	54,399
Retained earnings	364,030	356,467
Accumulated other comprehensive loss, net of tax	(62)	(91)
Common stock in treasury, 5,670,819 and 5,359,334 shares, at cost	(150,105)	(141,990)
Total stockholders’ equity	271,490	270,255
Total liabilities and stockholders’ equity	$309,926	$309,473
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2016	2015	2014
Net sales	$317,017	$313,044	$320,459
Costs and expenses
Cost of sales	214,746	211,342	217,303
Selling, general and administrative expenses	76,047	75,062	75,204
Interest (income) expense, net	(112)	7	191
Other (income) expense, net	(305)	(8)	61
	290,376	286,403	292,759
Income from continuing operations before income taxes	26,641	26,641	27,700
Income tax expense	9,405	9,687	9,136
Income from continuing operations	17,236	16,954	18,564
Income from discontinued operations, net of tax	—	—	205
Net income	$17,236	$16,954	$18,769

Net income per common share:
Basic:
Continuing operations	$1.88	$1.82	$1.98
Discontinued operations	$—	$—	$0.02
Total	$1.88	$1.82	$2.00
Diluted:
Continuing operations	$1.87	$1.80	$1.97
Discontinued operations	$—	$—	$0.02
Total	$1.87	$1.80	$1.99
Weighted average shares outstanding:
Basic	9,147	9,326	9,389
Diluted	9,239	9,410	9,436

Comprehensive income:
Net income	$17,236	$16,954	$18,769
Postretirement medical plan, net of tax	29	(72)	21
Comprehensive income	$17,265	$16,882	$18,790

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$17,236	$16,954	$18,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,308	7,878	7,543
Accretion of investment discount	(329)	(234)	—
Provision for accounts receivable allowances	2,712	2,143	2,862
Deferred tax provision	1,868	1,666	2,511
Gain on sale or disposal of assets	(120)	(16)	(8)
Share-based compensation expense	1,654	2,038	1,843
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,268)	1,593	(3,972)
Inventories	(4,674)	(2,903)	3,346
Other assets	(4,627)	1,248	(1,282)
Accounts payable	539	2,253	(2,536)
Accrued income taxes	(453)	821	(726)
Accrued expenses and long-term obligations	(2,723)	(218)	(110)
Net cash provided by operating activities-continuing operations	15,123	33,223	28,240
Net cash used for operating activities-discontinued operations	—	(232)	(410)
Net cash provided by operating activities	15,123	32,991	27,830
Cash flows from investing activities:
Maturities of investment securities	95,000	30,000	—
Purchase of held-to-maturity investment securities	(84,632)	(69,749)	(29,862)
Purchase of businesses, net of cash received of $0 and $2,778 in 2016 and 2015, respectively	(19,545)	(15,146)	—
Purchase of property, plant and equipment	(6,411)	(3,924)	(5,024)
Proceeds from sale of assets	1,530	26	8
Net cash used for investing activities-continuing operations	(14,058)	(58,793)	(34,878)
Net cash provided by investing activities-discontinued operations	—	—	500
Net cash used for investing activities	(14,058)	(58,793)	(34,378)
Cash flows from financing activities:
Payment of financing transaction costs	—	(112)	—
Dividends paid	(6,764)	(5,878)	(5,637)
Purchase of treasury stock	(11,274)	—	(6,634)
Proceeds from exercise of stock options	770	46	49
Payments for tax withholding on net restricted stock settlements	(520)	(293)	(563)
Tax effect of stock awards	221	268	425
Net cash used for financing activities	(17,567)	(5,969)	(12,360)
Net decrease in cash and cash equivalents	(16,502)	(31,771)	(18,908)
Cash and cash equivalents at beginning of period	36,429	68,200	87,108
Cash and cash equivalents at end of period	$19,927	$36,429	$68,200
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2013	—	$—	14,703,084	$1,470	$49,884	$338,464	$(40)	(5,235,312)	$(140,800)	$248,978
Share-based compensation expense	—	—	—	—	1,843	—	—	—	—	1,843
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(2,044)	—	59,793	2,093	49
Issuance of common stock under equity plan	—	—	—	—	—	(2,083)	—	39,928	1,520	(563)
Purchase of treasury shares	—	—	—	—	—	—	—	(272,655)	(6,634)	(6,634)
Tax effect of stock awards	—	—	—	—	425	—	—	—	—	425
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(35)	—	—	—	—	(35)
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,637)	—	—	—	(5,637)
Postretirement medical plan, net of tax	—	—	—	—	—	—	21	—	—	21
Net income	—	—	—	—	—	18,769	—	—	—	18,769
Balance, March 31, 2014	—	—	14,703,084	1,470	52,117	347,469	(19)	(5,408,246)	(143,821)	257,216
Share-based compensation expense	—	—	—	—	2,038	—	—	—	—	2,038
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(760)	—	22,899	806	46
Issuance of common stock under equity plan	—	—	—	—	—	(1,318)	—	26,013	1,025	(293)
Tax effect of stock awards	—	—	—	—	268	—	—	—	—	268
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(24)	—	—	—	—	(24)
Cash dividends ($.63 per common share)	—	—	—	—	—	(5,878)	—	—	—	(5,878)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	16,954	—	—	—	16,954
Balance, March 31, 2015	—	—	14,703,084	1,470	54,399	356,467	(91)	(5,359,334)	(141,990)	270,255
Share-based compensation expense	—	—	—	—	1,654	—	—	—	—	1,654
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(895)	—	47,560	1,665	770
Issuance of common stock under equity plan	—	—	—	—	—	(2,014)	—	38,744	1,494	(520)
Purchase of treasury shares	—	—	—	—	—	—	—	(397,789)	(11,274)	(11,274)
Tax effect of stock awards	—	—	—	—	221	—	—	—	—	221
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(117)	—	—	—	—	(117)
Cash dividends ($.74 per common share)	—	—	—	—	—	(6,764)	—	—	—	(6,764)
Postretirement medical plan, net of tax	—	—	—	—	—	—	29	—	—	29
Net income	—	—	—	—	—	17,236	—	—	—	17,236
Balance, March 31, 2016	—	$—	14,703,084	$1,470	$56,157	$364,030	$(62)	(5,670,819)	$(150,105)	$271,490
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.
On September 9, 2011, the Company and its Cleo Inc ("Cleo") subsidiary sold the Christmas gift wrap portion of Cleo's business and certain assets relating to such business, including certain equipment, contract rights, customer lists, intellectual property and other intangible assets to Impact Innovations, Inc. ("Impact"). Cleo's remaining assets, including accounts receivables and inventory, were excluded from the sale. The results of operations and cash flows for the years ended March 31, 2016, 2015 and 2014 reflect the historical operations of the Christmas gift wrap business as discontinued operations. The discussions in this annual report are presented on the basis of continuing operations, unless otherwise noted.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2016 refers to the fiscal year ended March 31, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of CSS Industries, Inc. and all of its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Nature of Business
CSS is a consumer products company primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include decorative ribbons and bows, classroom exchange Valentines, infant products, journals, buttons, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, decorations, floral accessories, craft and educational products, Easter egg dyes and novelties, memory books, scrapbooks, stickers, stationery, and other items that commemorate life’s celebrations. CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in facilities located in the United States, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities.
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
Approximately 85 of its 1,200 employees (increasing to approximately 1,530 as seasonal employees are added) are represented by a labor union. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2017. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair market value at March 31, 2016 and 2015. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at March 31, 2016 consisted of commercial paper with an amortized cost of $59,806,000 and mature in fiscal 2017. Short-term investments at March 31, 2015 consisted of commercial paper with an amortized cost of $69,845,000 and matured in fiscal 2016.
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

Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $143,000 and $279,000 at March 31, 2016 and 2015, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $599,000 and $725,000 at March 31, 2016 and 2015, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2016	2015
Raw material	$11,392	$9,612
Work-in-process	17,745	15,376
Finished goods	43,885	40,503
	$73,022	$65,491

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2016	2015
Land	$2,508	$2,508
Buildings, leasehold interests and improvements	34,317	35,664
Machinery, equipment and other	87,675	88,148
	124,500	126,320
Less – Accumulated depreciation and amortization	(97,447)	(100,827)
Net property, plant and equipment	$27,053	$25,493
Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years
When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other (income) expense, net. During the fourth quarter of fiscal 2016, the Company sold a former manufacturing facility, previously recorded as an asset held for sale and included in other current assets in the accompanying consolidated balance sheet, and recognized a gain of $159,000. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.
The Company maintained no assets under capital leases as of March 31, 2016 and 2015. Depreciation expense was $5,643,000, $6,027,000 and $5,917,000 for the years ended March 31, 2016, 2015 and 2014, respectively.
The Company maintains various operating leases and records rent expense on a straight-line basis over the lease term. See Note 9 for further discussion.

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
Other indefinite lived intangible assets consist primarily of tradenames which are also required to be tested annually for impairment. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.
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
The Company elected not to perform a qualitative assessment of its goodwill and proceeded directly to the more detailed two step impairment test. The results of our testing indicated that the fair value of each reporting unit exceeded the carrying value of the reporting unit, indicating that there was no impairment of goodwill. In connection with the Company's review of the recoverability of other intangibles for the fiscal year ended March 31, 2016, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In each of fiscal 2015 and 2014, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. The Company determined that no impairment of intangible assets existed in fiscal 2015 or in fiscal 2014.

In connection with the Company’s review of the recoverability of its long-lived assets for the fiscal years ended March 31, 2016, 2015 and 2014, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. There was no impairment of assets recorded in fiscal 2016, 2015 or 2014.
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
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized gains of $151,000, $183,000 and $123,000 were recorded in the fiscal year ended March 31, 2016, 2015 and 2014, respectively. There were no open foreign currency forward exchange contracts as of March 31, 2016 and 2015.
 Interest Expense (Income)
Interest expense was $288,000, $281,000 and $283,000 in the years ended March 31, 2016, 2015 and 2014, respectively. Interest income was $400,000, $274,000 and $92,000 in the years ended March 31, 2016, 2015 and 2014, respectively.
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
The Company recognizes the impact of an uncertain tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. See Note 7 for further discussion.
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
Product development costs capitalized as of March 31, 2016 were $4,686,000, of which $3,776,000 was recorded in other current assets and $910,000 was recorded in other long-term assets in the consolidated financial statements. Product development costs capitalized as of March 31, 2015 were $4,321,000, of which $3,938,000 was recorded in other current assets and $383,000 was recorded in other long-term assets in the consolidated financial statements. Product development expense of $6,902,000, $7,172,000 and $5,716,000 was recognized in the years ended March 31, 2016, 2015 and 2014, respectively.

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
The Company uses the Black-Scholes option valuation model to value service-based stock options and uses Monte Carlo simulation to value performance-based stock options and restricted stock units. The fair value of each service-based restricted stock unit is estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company estimates stock price volatility based on historical volatility of its common stock. Estimated option life assumptions are also derived from historical data. Had the Company used alternative valuation methodologies and assumptions, compensation cost for share-based payments could be significantly different. The Company recognizes compensation cost over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).
Net Income Per Common Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2016, 2015 and 2014.

	For the Years Ended March 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$17,236	$16,954	$18,564
Income from discontinued operations, net of tax	—	—	205
Net income	$17,236	$16,954	$18,769
Denominator:
Weighted average shares outstanding for basic income per common share	9,147	9,326	9,389
Effect of dilutive stock options	92	84	47
Adjusted weighted average shares outstanding for diluted income per common share	9,239	9,410	9,436
Basic:
Continuing operations	$1.88	$1.82	$1.98
Discontinued operations	$—	$—	$0.02
Total	$1.88	$1.82	$2.00
Diluted:
Continuing operations	$1.87	$1.80	$1.97
Discontinued operations	$—	$—	$0.02
Total	$1.87	$1.80	$1.99
The Company has excluded 253,000 shares, 223,000 shares, and 189,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the years ended March 31, 2016, 2015 and 2014, respectively, because their effects were antidilutive.
Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2016	2015	2014
	(in thousands)
Cash paid during the year for:
Interest	$210	$254	$289
Income taxes	$9,736	$6,215	$9,112

Details of acquisitions:
Fair value of assets acquired	$20,796	$18,128	$—
Liabilities assumed	1,251	204	—
Net assets acquired	19,545	17,924	—
Less cash acquired	—	2,778	—
Net cash paid for acquisitions	$19,545	$15,146	$—
(2) BUSINESS ACQUISITIONS
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Blumenthal Lansing Company, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was the leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. As of March 31, 2016, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $4,075,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition in fiscal 2016 (in thousands):

Accounts receivable	$1,536
Inventory	2,915
Other assets	203
Total current assets	4,654
Property, plant and equipment	267
Intangible assets	11,800
Goodwill	4,075
Total assets acquired	20,796
Current liabilities	1,051
Other long-term obligations	200
Total liabilities assumed	1,251
Net assets acquired	$19,545
The financial results of Blumenthal are included in the Company's fiscal 2016 results of operations from February 2, 2016, the transaction close date. Blumenthal contributed approximately $2,354,000 of revenue and an immaterial amount of earnings for the period from acquisition through March 31, 2016. The following table summarizes the revenue and earnings of the Company had the date of the acquisition been April 1, 2014 (in thousands):

	Revenue	Earnings
Supplemental pro forma for the year ended March 31, 2016	$331,075	$18,508
Supplemental pro forma for the year ended March 31, 2015	$332,109	$18,149

On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Hollywood Ribbon Industries, Inc. (“Hollywood Ribbon”) for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. The acquisition was accounted for as a purchase, and $745,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2015. During fiscal 2016, the Company recorded an increase in goodwill of $79,000 related to adjustments to acquired inventory and property, plant and equipment. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. The acquisition was accounted for as a purchase, and $553,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2015 (in thousands):

Cash	$2,778
Accounts receivable	1,545
Inventory	3,336
Other assets	38
Total current assets	7,697
Property, plant and equipment	543
Intangible assets	8,590
Goodwill	1,298
Total assets acquired	18,128
Current liabilities	204
Total liabilities assumed	204
Net assets acquired	$17,924
(3) GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The following table shows changes in goodwill for the fiscal year ended March 31, 2015 and 2016 (in thousands):

Balance as of March 31, 2014	$14,522
Acquisition of Carson & Gebel	553
Acquisition of Hollywood Ribbon	745
Balance as of March 31, 2015	15,820
Acquisition of Blumenthal	4,075
Increase in goodwill - Hollywood Ribbon	79
Balance as of March 31, 2016	$19,974

The change in the gross carrying amount of other intangible assets for the year ended March 31, 2015 and 2016 is as follows (in thousands):

	Tradenames and Trademarks	Customer Relationships	Patents	Covenant Not to Compete
Balance as of March 31, 2014	$12,793	$22,057	$1,193	$—
Acquisition of Carson & Gebel	160	1,300	—	160
Acquisition of Hollywood Ribbon	—	6,600	—	370
Write-off of patent	—	—	(29)	—
Balance as of March 31, 2015	$12,953	$29,957	$1,164	$530
Acquisition of Blumenthal	2,600	9,200	—	—
Balance as of March 31, 2016	$15,553	$39,157	$1,164	$530
The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2016 and 2015 is as follows (in thousands):

	March 31, 2016		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,553	$—	$12,953	$—
Customer relationships	39,157	13,444	29,957	11,031
Patents	1,164	708	1,164	592
Trademarks	403	333	403	303
Covenants not to compete	530	139	530	33
	$56,807	$14,624	$45,007	$11,959

The weighted-average amortization period of customer relationships, patents, trademarks and covenants not to compete are 12 years, 10 years, 10 years, and 5 years, respectively.
Amortization expense was $2,665,000 for fiscal 2016, $1,851,000 for fiscal 2015, and $1,626,000 for fiscal 2014. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal 2016	$3,212
Fiscal 2017	3,212
Fiscal 2018	3,188
Fiscal 2019	3,144
Fiscal 2020	2,956
In the fourth quarter of fiscal 2016, 2015 and 2014, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed.
The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets for the fiscal year ended March 31, 2016, 2015 and 2014, the Company determined that no impairment existed in fiscal 2016, 2015 and 2014.

(4) TREASURY STOCK TRANSACTIONS

On March 4, 2016, the Company agreed to purchase, under its stock repurchase program, 45,000 shares of its common stock from a charitable foundation of which the Company's former Chairman of the Board, who retired as a director and officer of the Company on July 28, 2015, is a founder, director and officer. The purchase price was lower than the closing market price on the preceding trading day. The transaction was approved by the Company's Board of Directors on March 4, 2016 and completed on March 8, 2016. The total amount of this transaction was $1,274,000.
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 397,789 shares (inclusive of the 45,000 shares described above) of the Company’s common stock for $11,274,000 (inclusive of the $1,274,000 described above) in fiscal 2016. The Company repurchased 272,655 shares of the Company’s common stock for $6,634,000 in fiscal 2014. There were no repurchases of the Company's common stock by the Company during fiscal 2015. As of March 31, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
(5) SHARE-BASED PLANS

2013 Equity Compensation Plan
On July 30, 2013, the Company's stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan ("2013 Plan"). Under the terms of the Company's 2013 Plan, the Human Resources Committee of the Company's Board of Directors ("Board"), or other committee appointed by the Board (collectively with the Human Resources Committee, the "2013 Equity Plan Committee"), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of March 31, 2016 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of March 31, 2016, will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units ("RSUs") outstanding at March 31, 2016 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At March 31, 2016, there were 788,715 shares available for grant.

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

Stock Options

Activity and related information pertaining to stock options for the year ended March 31, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at April 1, 2015	436,600	$23.84
Granted	158,100	27.87
Exercised	(58,525)	18.29
Forfeited/canceled	(27,500)	31.03
Outstanding at March 31, 2016	508,675	$25.34	4.5 years	$1,926
Exercisable at March 31, 2016	108,624	$20.27	2.4 years	$961
Expected to vest at March 31, 2016	331,334	$26.55	5.1 years	$841
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
The fair value of each stock option granted was estimated on the date of grant using either the Black-Scholes option valuation model (for service-based awards) or a Monte Carlo simulation model (for performance-based awards) with the following average assumptions:

	For the Years Ended March 31,
	2016	2015	2014
Expected dividend yield at time of grant	2.58%	2.33%	2.02%
Expected stock price volatility	37%	48%	52%
Risk-free interest rate	1.92%	1.45%	0.94%
Expected life of option (in years)	4.6	4.8	4.8
Expected volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The expected option life reflects the average of the contractual term of the options and the weighted-average vesting period for all option tranches.
The weighted average fair value of stock options granted during fiscal 2016, 2015 and 2014 was $7.24, $9.14 and $11.19, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2016, 2015 and 2014 was $428,000, $628,000 and $1,606,000, respectively. The total fair value of stock options vested during fiscal 2016, 2015 and 2014 was $909,000, $813,000 and $667,000.
As of March 31, 2016, there was $1,445,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years.
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $872,000, $1,150,000, and $1,008,000 in the years ended March 31, 2016, 2015 and 2014, respectively, and the associated future income tax benefit recognized was $331,000, $436,000, and $375,000 in the years ended March 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units
Activity and related information pertaining to RSUs for the year ended March 31, 2016 was as follows:

	Number of RSUs	Weighted Average Fair Value	Weighted Average Contractual Life
Outstanding at April 1, 2015	202,585	$16.99
Granted	50,100	19.26
Vested	(57,550)	16.35
Forfeited/canceled	(6,325)	18.08
Outstanding at March 31, 2016	188,810	$17.75	1.6 years
The fair value of each market-based RSU granted during fiscal 2016, 2015 and 2014 was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

	For the Years Ended March 31,
	2016	2015	2014
Expected dividend yield at time of grant	2.60%	2.38%	2.04%
Expected stock price volatility	37%	39%	40%
Risk-free interest rate	1.29%	1.17%	0.66%
The fair value of each service-based restricted stock unit is estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.
The total fair value of restricted stock units vested during fiscal 2016, 2015 and 2014 was $1,053,000, $975,000 and $990,000.
As of March 31, 2016, there was $1,224,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
On August 11, 2015, the Company granted 10,000 RSUs to the new Chair of the Company's Board of Directors. On August 15, 2017, the RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of March 31, 2016 was $87,000 and is included in long-term obligations in the consolidated balance sheet. There were no such liability classified awards as of March 31, 2015. During fiscal 2016, dividend equivalents of approximately $6,000 were paid in cash related to these liability classified awards and were charged to selling, general and administrative expenses.
Compensation cost related to RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $875,000, $888,000 and $835,000 in the years ended March 31, 2016, 2015 and 2014, respectively, and the associated future income tax benefit recognized was $332,000, $336,000 and $311,000 in the years ended March 31, 2016, 2015 and 2014, respectively.
(6) RETIREMENT BENEFIT PLANS

Profit Sharing Plans
The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of the employees of the Company and its subsidiaries as of March 31, 2016. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plans for the years ended March 31, 2016, 2015 and 2014 was $758,000, $697,000 and $689,000, respectively.

Postretirement Medical Plan
The Company’s Berwick Offray subsidiary administers a postretirement medical plan covering certain persons who are employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants. The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended March 31,
	2016	2015
Benefit obligation at beginning of year	$883	$804
Interest cost	32	35
Actuarial (gain) loss	(39)	111
Benefits paid	(60)	(67)
Benefit obligation at end of year	$816	$883
As of March 31, 2016, $65,000 of the benefit obligation was recorded in accrued other expenses and $751,000 was recorded in long-term obligations in the consolidated balance sheet. As of March 31, 2015, $60,000 of the benefit obligation was recorded in accrued other expenses and $823,000 was recorded in long-term obligations in the consolidated balance sheet.
The net loss recognized in accumulated other comprehensive loss at March 31, 2016 was $69,000, net of tax, and the actuarial loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2017 is approximately $3,000.
The assumptions used to develop the net periodic benefit cost for the years ended March 31, 2016, 2015 and 2014 were a discount rate of 3.75% (4.50% for 2015 and 4.25% for 2014) and assumed health care cost trend rate of 9% (9% for 2015 and 9% for 2014) trending down to an ultimate rate of 5% in 2024. The assumption used to develop the benefit obligation as of the years ended March 31, 2016 and 2015 was a discount rate of 4.25% (3.75% in 2015). The discount rate is determined based on the average of the Citigroup Pension Liability Index, Moody's Long Term Corporate Bond Yield, and Corporate Bond Rate calculated by the Internal Revenue Service.
Net periodic pension and postretirement medical costs were $32,000, $35,000 and $36,000 for the years ended March 31, 2016, 2015 and 2014, respectively.
(7) INCOME TAXES

Income from continuing operations before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2016	2015	2014
United States	$18,319	$13,919	$18,112
Foreign	8,322	12,722	9,588
	$26,641	$26,641	$27,700

The following table summarizes the provision for U.S. federal, state and foreign taxes on income from continuing operations (in thousands):

	For the Years Ended March 31,
	2016	2015	2014
Current:
Federal	$5,600	$5,370	$4,830
State	564	552	481
Foreign	1,373	2,099	1,582
	7,537	8,021	6,893
Deferred:
Federal	1,547	1,550	1,978
State	321	116	265
	1,868	1,666	2,243
	$9,405	$9,687	$9,136

The differences between the statutory and effective federal income tax rates on income from continuing operations before income taxes were as follows:

	For the Years Ended March 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	1.9	1.8	1.9
Changes in tax reserves and valuation allowance	0.7	0.7	1.6
Permanent book/tax differences (primarily §199 deduction)	(2.4)	(0.9)	(2.2)
Other, net	0.1	(0.2)	(3.3)
	35.3%	36.4%	33.0%
The Company receives distributions from its foreign operations and, therefore, does not assume that the income from operations of its foreign subsidiaries will be permanently reinvested.
Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable by $645,000, $550,000 and $1,175,000 in fiscal 2016, 2015 and 2014, respectively.
Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015
Deferred income tax assets:
Accounts receivable	$85	$63
Inventories	2,681	3,311
Accrued expenses	2,519	2,791
State net operating loss and credit carryforwards	8,547	8,597
Share-based compensation	2,358	2,259
Intangibles	—	949
	16,190	17,970
Valuation allowance	(8,468)	(8,625)
	7,722	9,345
Deferred income tax liabilities:
Intangibles	136	—
Property, plant and equipment	1,786	725
Unremitted earnings of foreign subsidiaries	2,333	3,418
Other	274	245
	4,529	4,388
Net deferred income tax asset	$3,193	$4,957
At March 31, 2016 and 2015, the Company had potential state income tax benefits of $8,991,000 (net of federal tax of $4,841,000) and $9,189,000 (net of federal tax of $4,948,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2036. At March 31, 2016 and 2015, the Company provided valuation allowances of $8,468,000 and $8,625,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.
As of March 31, 2016 and 2015, the Company reduced its deferred income tax asset related to share-based compensation by $117,000 and $24,000, respectively, due to the expiration of certain stock options during fiscal 2016 and 2015.
The Company recognizes in its consolidated financial statements the impact of a tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31,
	2016	2015
Gross unrecognized tax benefits at April 1	$1,607	$1,438
Additions based on tax positions related to the current year	157	169
Gross unrecognized tax benefits at March 31	$1,764	$1,607
The total amount of gross unrecognized tax benefits at March 31, 2016 of $1,764,000 was classified in long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $1,147,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.
The Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $804,000 of interest and penalties are accrued at March 31, 2016, $136,000 of which was recorded during the current year.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company’s federal tax return for the year ended March 31, 2009 was examined by the Internal Revenue Service and settled with no adjustments. State and foreign income tax returns remain open back to March 31, 2010 in major jurisdictions in which the Company operates.

(8) REVOLVING CREDIT FACILITY

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
Interest on the facility accrues at per annum rates equal to, at the Company’s option, either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.275% per annum on the average daily unused amount of the Commitment Level that is then applicable. Prior to amending the facility on March 24, 2015, the Company was required to pay unused fees equal to 0.25% per annum on the average daily unused amount of the Commitment Level that was then applicable. As of March 31, 2016 and 2015, there were no amounts outstanding under the facility and there were no borrowings under the facility during fiscal 2016 and 2015. Outstanding letters of credit under the facility were $1,570,000 and $1,485,000 at March 31, 2016 and 2015, respectively. These letters of credit guarantee funding of workers compensation claims and guarantee the funding of obligations to a certain vendor.
The agreement governing the facility contains financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00.  The facility also contains covenants that address, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale–leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applies only upon the occurrence and continuance of a Company default under the facility, or when a dividend payment would give rise to such a default. The Company is in compliance with all financial debt covenants as of March 31, 2016.
(9) OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all non-cancelable lease obligations are as follows (in thousands):

2017	$5,401
2018	4,946
2019	3,870
2020	3,234
2021	1,979
Thereafter	1,996
Total	$21,426

The Company records rent expense on a straight-line basis over the lease term in accordance with ASC 840-20-25. Rent expense was $5,910,000, $5,609,000 and $5,312,000 for the years ended March 31, 2016, 2015 and 2014, respectively. Sublease income was $152,000, $253,000 and $165,000 for the years ended March 31, 2016, 2015 and 2014, respectively.
(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2016 and 2015.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan for highly compensated employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded in long-term obligations in the consolidated balance sheet as of March 31, 2016. As of March 31, 2015, the liability of $552,000 is included in accrued other expenses and $286,000 is included in long-term obligations in the consolidated balance sheet. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2016 and 2015.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2016 and 2015.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2016 and 2015.

	March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$278	$278	$—	$—
Cash surrender value of life insurance policies	1,153	—	1,153	—
Total assets	$1,431	$278	$1,153	$—
Liabilities:
Deferred compensation plans	$278	$278	$—	$—
Total liabilities	$278	$278	$—	$—

	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$838	$838	$—	$—
Cash surrender value of life insurance policies	1,116	—	1,116	—
Total assets	$1,954	$838	$1,116	$—
Liabilities:
Deferred compensation plans	$838	$838	$—	$—
Total liabilities	$838	$838	$—	$—
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
As discussed in Note 2, during fiscal 2015, the Company acquired substantially all of the business and assets of Carson & Gebel on May 19, 2014 and determined that the aggregate fair value of acquired intangible assets, consisting of trademarks, customer relationships and a covenant not to compete, was $1,620,000. Additionally, the Company acquired substantially all of the business and assets of Hollywood Ribbon on February 19, 2015 and determined that the aggregate fair value of the acquired intangible assets, consisting of customer lists and a covenant not to compete, was $6,970,000. In fiscal 2016, Company acquired substantially all of the business and assets of Blumenthal on February 2, 2016 and determined that the aggregate preliminary fair value of the acquired intangible assets, consisting of customer lists and tradenames, was $11,800,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3).

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of March 31, 2016 and 2015, the Company believes that no impairments exist.
(11) COMMITMENTS AND CONTINGENCIES

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
The Company’s detail of revenues from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2016	2015	2014
All occasion	$194,633	$195,300	$195,147
Christmas	96,106	93,050	100,533
Other seasonal	26,278	24,694	24,779
Total	$317,017	$313,044	$320,459

One customer accounted for sales of $95,095,000, or 30% of total sales in fiscal 2016, $88,550,000, or 28% of total sales in fiscal 2015, and $87,925,000, or 27% of total sales in fiscal 2014. One other customer accounted for sales of $31,504,000, or 10% of total sales in fiscal 2016, $37,473,000, or 12% of total sales in fiscal 2015, and $38,348,000, or 12% of total sales in fiscal 2014.
(13) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The standard also requires certain quantitative and qualitative disclosures. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016, and the adoption resulted in deferred tax assets and liabilities being presented as noncurrent on the Company's consolidated balance sheet as of March 31, 2016 and 2015. The adoption of ASU 2015-17 resulted in a $4,375,000 reduction in current deferred tax assets and a $4,375,000 increase in noncurrent deferred tax assets as of March 31, 2015.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Since this standard is prospective, the impact of ASU 2015-16 on the Company's financial condition, results of operations and cash flows will depend upon the nature of any measurement period adjustments, if any, identified in future periods.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory” ("ASU 2015-11"). ASU 2015-11 amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less a normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.
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

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

2016	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$44,228	$111,477	$104,568	$56,744
Gross profit	$12,442	$37,791	$35,188	$16,850
Net (loss) income	$(3,068)	$11,229	$9,664	$(589)
Net (loss) income per common share:
Basic (1)	$(0.33)	$1.23	$1.07	$(0.06)
Diluted (1)	$(0.33)	$1.22	$1.06	$(0.06)

2015	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$48,257	$106,092	$104,993	$53,702
Gross profit	$14,599	$35,397	$36,323	$15,383
Net (loss) income	$(1,325)	$9,847	$9,768	$(1,336)
Net (loss) income per common share:
Basic (1)	$(0.14)	$1.06	$1.05	$(0.14)
Diluted (1)	$(0.14)	$1.05	$1.04	$(0.14)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and, when aggregated, may not equal the amount computed for the total year.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016. The Company’s internal control over financial reporting as of March 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2016, and our report dated May 25, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
May 25, 2016
Philadelphia, PA
Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

See “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 11. Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income—for the years ended March 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows—for the years ended March 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity—for the years ended March 31, 2016, 2015 and 2014
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

3.7	Bylaws of CSS Industries, Inc., as amended to date (as last amended July 28, 2015) (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated October 27, 2015).
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

10.2	Amendment No. 1 to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on January 28, 2014).

10.3
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

Management Contracts, Compensatory Plans or Arrangements

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

10.6
Amendment dated December 26, 2008 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

10.7
Amendment dated March 19, 2013 to Employment Agreement between CSS Industries, Inc. and Christopher J. Munyan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.8	2004 Equity Compensation Plan (as amended through July 31, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).

10.9	Amendment 2011-1 to the CSS Industries, Inc. 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).

10.10
Form of Grant Instrument for Performance-Based Non-Qualified Stock Options issued under the 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.11
Form of Grant Instrument for Performance-Based Stock Bonus Awards of Restricted Stock Units issued under the 2004 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.12
Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Subsidiaries (Amended and Restated, Effective as of January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated February 5, 2009).

10.13
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

10.15
Amendment 2015-1 to CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2015).

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

10.19
Amendment dated March 18, 2014 to Employment Agreement between CSS Industries, Inc. and Jack Farber (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2014).

10.20
CSS Industries, Inc. Management Incentive Program (as amended and restated effective as of March 19, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2013).

10.21	CSS Industries, Inc. FY 2016 Management Incentive Program Criteria (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 28, 2015).

*10.22	CSS Industries, Inc. FY 2017 Management Incentive Program Criteria.

*10.23	CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as amended through March 23, 2016).

10.24	CSS Industries, Inc. 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2013).

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

*10.28	Employment Agreement between CSS Industries, Inc. (as successor in interest to Lion Ribbon Company, LLC) and Carey Edwards dated as of April 1, 2012.

*10.29	Amendment dated as of March 18, 2014 to Employment Agreement between CSS Industries, Inc. (as successor in interest to Lion Ribbon Company, LLC) and Carey Edwards.

*10.30	Amendment dated as of March 23, 2016 to Employment Agreement between CSS Industries, Inc. (as successor in interest to Lion Ribbon Company, LLC) and Carey Edwards.

10.31
Restricted Stock Unit Award Agreement dated August 11, 2015 between CSS Industries, Inc. and Rebecca Matthias (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q filed on October 27, 2015).

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
*101.INS XBRL Instance Document.
*101.SCH XBRL Schema Document.
*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged
	at	to Costs		Balance
	Beginning	and		At End of
	of Period	Expenses	Deductions	Period
Year ended March 31, 2016
Accounts receivable allowances	$1,059	$2,712	$2,408	$1,363
Accrued customer programs	4,042	6,423	7,190	3,275
Accrued restructuring expenses	32	—	32	—
Year ended March 31, 2015
Accounts receivable allowances	$1,669	$2,143	$2,753	$1,059
Accrued customer programs	4,820	9,030	9,808	4,042
Accrued restructuring expenses	224	—	192	32	(a)
Year ended March 31, 2014
Accounts receivable allowances	$2,009	$2,862	$3,202	$1,669
Accrued customer programs	4,015	9,424	8,619	4,820
Accrued restructuring expenses	1,900	—	1,676	224	(a)

Notes:
(a)	Classified in accrued other expenses in the accompanying consolidated balance sheet as of March 31, 2015 and 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

Dated: May 25, 2016	By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 25, 2016	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer and a director)

Dated: May 25, 2016	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia, Executive Vice President—Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 25, 2016	/s/ Scott A. Beaumont
Scott A. Beaumont, Director

Dated: May 25, 2016	/s/ Robert Chappell
Robert Chappell, Director

Dated: May 25, 2016	/s/ Elam M. Hitchner, III
Elam M. Hitchner, III, Director

Dated: May 25, 2016	/s/ Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: May 25, 2016	/s/ William Rulon-Miller
William Rulon-Miller, Director