Form 10-Q
period 2016-06-30
CSS INDUSTRIES INC
filed 2016-08-02
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
(610) 729-3959
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 29, 2016, there were 9,074,342 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2016	2015

Sales	$45,318	$44,228
Costs and expenses
Cost of sales	33,021	31,786
Selling, general and administrative expenses	17,574	17,300
Interest income, net	(89)	(72)
Other income, net	(91)	(48)

	50,415	48,966

Loss before income taxes	(5,097)	(4,738)

Income tax benefit	(1,811)	(1,670)

Net loss	$(3,286)	$(3,068)

Basic and diluted net loss per common share	$(0.36)	$(0.33)

Weighted average basic and diluted shares outstanding	9,053	9,342

Cash dividends per share of common stock	$0.20	$0.18

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	March 31, 2016	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$10,111	$19,927	$33,368
Short-term investments	44,926	59,806	49,939
Accounts receivable, net of allowances of $1,245, $1,363 and $797	42,395	45,144	36,363
Inventories	91,109	73,022	82,093
Other current assets	16,105	12,792	14,218
Total current assets	204,646	210,691	215,981
Property, plant and equipment, net	27,089	27,053	25,510
Deferred income taxes	2,680	3,193	4,519
Other assets
Goodwill	19,974	19,974	15,820
Intangible assets, net	41,380	42,183	32,409
Other	7,160	6,832	5,529
Total other assets	68,514	68,989	53,758
Total assets	$302,929	$309,926	$299,768
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,556	$14,463	$16,467
Accrued payroll and other compensation	4,907	9,016	5,207
Accrued customer programs	3,045	3,275	3,381
Other current liabilities	7,212	7,051	7,432
Total current liabilities	31,720	33,805	32,487
Long-term obligations	4,650	4,631	4,223
Stockholders’ equity	266,559	271,490	263,058
Total liabilities and stockholders’ equity	$302,929	$309,926	$299,768
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,286)	$(3,068)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,160	2,021
Accretion of investment discount	(120)	(94)
Provision for accounts receivable allowances	590	361
Deferred tax provision	790	672
Share-based compensation expense	410	457
Changes in assets and liabilities:
Accounts receivable	2,158	5,328
Inventory	(18,087)	(16,602)
Other assets	(3,917)	(3,641)
Accounts payable	2,667	3,008
Other accrued liabilities	(4,159)	(6,074)
Total adjustments	(17,508)	(14,564)
Net cash used for operating activities	(20,794)	(17,632)
Cash flows from investing activities:
Maturities of investment securities	15,000	20,000
Purchase of property, plant and equipment	(1,967)	(880)
Proceeds from sale of fixed assets	—	23
Net cash provided by investing activities	13,033	19,143
Cash flows from financing activities:
Dividends paid	(1,815)	(1,686)
Purchase of treasury stock	—	(2,602)
Exercise of stock options, net of tax withholdings	9	—
Payments for tax withholding on net restricted stock settlements	(526)	(518)
Tax effect on stock awards	277	234
Net cash used for financing activities	(2,055)	(4,572)
Net decrease in cash and cash equivalents	(9,816)	(3,061)
Cash and cash equivalents at beginning of period	19,927	36,429
Cash and cash equivalents at end of period	$10,111	$33,368
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2017” refers to the fiscal year ending March 31, 2017.
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

Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair value at June 30, 2016, March 31, 2016 and June 30, 2015. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at June 30, 2016 consisted of commercial paper with an amortized cost of $44,926,000 and mature in the second quarter of fiscal 2017. Short-term investments at March 31, 2016 consisted of commercial paper with an amortized cost of $59,806,000 and mature in the first half of fiscal 2017. Short-term investments at June 30, 2015 consisted of commercial paper with an amortized cost of $49,939,000 and matured in fiscal 2016.
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

	June 30, 2016	March 31, 2016	June 30, 2015
Raw material	$12,509	$11,392	$11,433
Work-in-process	17,835	17,745	16,920
Finished goods	60,765	43,885	53,740
	$91,109	$73,022	$82,093
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2016	March 31, 2016	June 30, 2015
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	34,610	34,317	35,879
Machinery, equipment and other	88,667	87,675	89,298
	125,785	124,500	127,685
Less - Accumulated depreciation and amortization	(98,696)	(97,447)	(102,175)
Net property, plant and equipment	$27,089	$27,053	$25,510
Depreciation expense was $1,357,000 and $1,382,000 for the quarters ended June 30, 2016 and 2015, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the three months ended June 30, 2016, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the three months ended June 30, 2016, there were no such events or circumstances. See Note 4 for further information on other intangible assets.
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
Net Loss Per Common Share
Due to the Company's net losses in the first quarter, potentially dilutive securities of 570,000 shares and 265,000 shares as of June 30, 2016 and 2015, respectively, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect.

(2)	SHARE-BASED COMPENSATION
2013 Equity Compensation Plan
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Human Resources Committee of the Company’s Board of Directors (“Board”), or other committee appointed by the Board (collectively with the Human Resources Committee, the “2013 Equity Plan Committee”), may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant. The 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of June 30, 2016 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of June 30, 2016 will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Market-based restricted stock units (“RSUs”) outstanding at June 30, 2016 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At June 30, 2016, there were 590,115 shares available for grant.
The fair value of each stock option and market-based RSU granted under the above plan was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	Stock Options		RSUs
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.66%	1.96%	1.20%	1.29%
Volatility	35.12%	36.90%	33.08%	36.86%
Dividend yield	2.91%	2.59%	2.99%	2.60%
Expected life of option (in years)	4.75	4.75
The fair value of each service-based RSU granted was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.
During the three months ended June 30, 2016 and 2015, the Company granted 151,350 and 134,100 stock options, respectively, with a weighted average fair value of $6.25 and $7.35, respectively. During the three months ended June 30, 2016 and 2015, the Company granted 47,250 and 44,100 RSUs, respectively, with a weighted average fair value of $19.50 and $18.46, respectively. As of June 30, 2016, there were 654,675 and 176,660 outstanding stock options and RSUs, respectively.
As of June 30, 2016, there was $2,184,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 3.1 years. As of June 30, 2016, there was $1,940,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years.
On August 11, 2015, the Company granted 10,000 RSUs to the new Chair of the Company's Board of Directors. On August 15, 2017, the RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of June 30, 2016 was $117,000 and is included in long-term obligations in the condensed consolidated balance sheet. There were no such liability classified awards as of June 30, 2015. During the three months ended June 30, 2016, dividend equivalents of $2,000 were paid in cash related to these liability classified awards and were charged to selling, general and administrative expenses.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $442,000 and $457,000 in the three months ended June 30, 2016 and 2015, respectively.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $2,000 was recorded in the three months ended June 30, 2016. There were no realized gains or losses recorded in the three months ended June 30, 2015. As of June 30, 2016 and 2015, the notional amount of open foreign currency forward contracts was $1,464,000 and $1,382,000, respectively. The related unrealized gain was $8,000 and $16,000 at June 30, 2016 and 2015, respectively. The Company believes it does not have significant counterparty credit risks as of June 30, 2016.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	June 30, 2016	June 30, 2015
Foreign currency forward contracts	Other current assets	$8	$16

(4)	INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2016		March 31, 2016		June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,553	$—	$15,553	$—	$12,953	$—
Customer relationships	39,157	14,184	39,157	13,444	29,957	11,608
Patents	1,164	738	1,164	708	1,164	621
Trademarks	403	340	403	333	403	310
Non-compete	530	165	530	139	530	59
	$56,807	$15,427	$56,807	$14,624	$45,007	$12,598
Amortization expense related to intangible assets was $803,000 and $639,000 for the quarters ended June 30, 2016 and 2015, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2017 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2017	$2,409
Fiscal 2018	3,212
Fiscal 2019	3,188
Fiscal 2020	3,144
Fiscal 2021	2,956

(5)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company's Board, the Company repurchased 91,238 shares of the Company’s common stock for approximately $2,617,000 during the three months ended June 30, 2015. As payment for stock repurchases occurs upon settlement three business days after the trade transaction, $15,000 of this amount was paid by the Company subsequent to June 30, 2015. There were no repurchases of the Company's common stock by the Company during the three months ended June 30, 2016. As of June 30, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorizations.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2016.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of June 30, 2016. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in long-term obligations in the condensed consolidated balance sheet. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2016.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of June 30, 2016.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of June 30, 2016 and March 31, 2016 (in thousands):

		Fair Value Measurements at June 30, 2016 Using
	June 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$284	$284	$—	$—
Foreign exchange contracts	8	—	8	—
Cash surrender value of life insurance policies	1,159	—	1,159	—
Total assets	$1,451	$284	$1,167	$—
Liabilities
Deferred compensation plans	$284	$284	$—	$—
Total liabilities	$284	$284	$—	$—

		Fair Value Measurements at March 31, 2016 Using
	March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$278	$278	$—	$—
Cash surrender value of life insurance policies	1,153	—	1,153	—
Total assets	$1,431	$278	$1,153	$—
Liabilities
Deferred compensation plans	$278	$278	$—	$—
Total liabilities	$278	$278	$—	$—
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of June 30, 2016, the Company believes that no impairments exist.

(8)	RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements, with certain practical expedients available. The standard also requires certain quantitative and qualitative disclosures. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company adopted ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016. The adoption of ASU 2015-17 resulted in a $4,430,000 reduction in current deferred tax assets and a $4,430,000 increase in noncurrent deferred tax assets as of June 30, 2015.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This guidance was effective for the Company beginning April 1, 2016 and will be applied prospectively to adjustments arising after that date. There was no impact of adopting this standard in the current period.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less a normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.

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

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
Approximately 61% of the Company's annual sales are attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine's Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in Christmas boxed greeting cards and gift tags.
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
The strategy of CSS is to build on existing relationships with craft, seasonal and celebrations customers by expanding and diversifying its product lines and thereby growing presence in the largest retailers in North America. This will include acquiring companies which fit into appropriate acquisition parameters. We actively meet with craft, seasonal and celebrations companies to review and assess potential acquisition targets.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Blumenthal Lansing Company, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was the leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. As of June 30, 2016, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $4,075,000, which is the excess of cost over preliminary fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of goodwill and other intangible and long-lived assets; the valuation of inventory and accounts receivable; income tax accounting; the valuation of share-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016.

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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Sales for the three months ended June 30, 2016 increased 2.5% to $45,318,000 from $44,228,000 in the three months ended June 30, 2015 due to incremental sales of buttons of $3,107,000 related to the acquisition of substantially all of the business and assets of Blumenthal on February 2, 2016, partially offset by lower sales of packaging and floral supplies of $1,777,000.
Cost of sales, as a percentage of sales, increased to 72.9% in the three months ended June 30, 2016 from 71.9% in the three months ended June 30, 2015 primarily due to higher freight and distribution costs related to inefficiencies of a warehouse consolidation project that began in the second half of fiscal 2016.
Selling, general and administrative expenses of $17,574,000 in the three months ended June 30, 2016 increased from $17,300,000 in the three months ended June 30, 2015 primarily due to higher legal and professional fees of $304,000 and amortization of $164,000 related to the intangibles of Blumenthal acquired on February 2, 2016, partially offset by lower severance of $363,000.
Interest income, net of $89,000 in the three months ended June 30, 2016 increased from $72,000 in the three months ended June 30, 2015 primarily due to higher rates of return on invested balances compared to the same quarter in the prior year.
Other income, net of $91,000 in the three months ended June 30, 2016 increased from $48,000 in the three months ended June 30, 2015 primarily due to favorable foreign currency transactions recorded in the current quarter compared to the same quarter in the prior year.
Income taxes, as a percentage of loss before income taxes, were 35.5% and 35.2% in the three months ended June 30, 2016 and 2015, respectively.
The net loss for the three months ended June 30, 2016 was $3,286,000, or $0.36 per diluted share compared to $3,068,000, or $0.33 per diluted share for the comparable period in 2015.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2016, the Company had working capital of $172,926,000 and stockholders’ equity of $266,559,000. Operating activities used net cash of $20,794,000 during the three months ended June 30, 2016 compared to $17,632,000 in the three months ended June 30, 2015. Net cash used for operating activities during the three months ended June 30, 2016 reflected our working capital requirements which resulted in an increase in inventory of $18,087,000 due to the normal seasonal inventory build necessary for the fiscal 2017 shipping season, a decrease in other accrued liabilities of $4,159,000, an increase in other assets of $3,917,000, an increase in accounts payable of $2,667,000 and a decrease in accounts receivable of $2,158,000. Included in net loss for the three months ended June 30, 2016 were non-cash charges for depreciation and amortization of $2,160,000, deferred tax provision of $790,000, provision for accounts receivable allowances of $590,000 and share-based compensation of $410,000. Net cash used for operating activities during the three months ended June 30, 2015 reflected our working capital requirements which resulted in an increase in inventory of $16,602,000 due to the normal seasonal inventory build necessary for the fiscal 2016 shipping season, a decrease in other accrued liabilities of $6,074,000, a decrease in accounts receivable of $5,328,000, an increase in other assets of $3,641,000 and an increase in accounts payable of $3,008,000. Included in net loss for the three months ended June 30, 2015 were non-cash charges for depreciation and amortization of $2,021,000, a deferred tax provision of $672,000, share-based compensation of $457,000 and provision for accounts receivable allowances of $361,000.
Our investing activities provided net cash of $13,033,000 in the three months ended June 30, 2016, consisting of the proceeds from held-to-maturity securities of $15,000,000, partially offset by capital expenditures of $1,967,000. In the three months ended June 30, 2015, our investing activities provided net cash of $19,143,000, consisting primarily of the proceeds from held-to-maturity securities of $20,000,000, partially offset by capital expenditures of $880,000.
Our financing activities used net cash of $2,055,000 in the three months ended June 30, 2016, consisting primarily of payments of cash dividends of $1,815,000. In the three months ended June 30, 2015, financing activities used net cash of $4,572,000, consisting primarily of purchases of treasury stock of $2,602,000 and payments of cash dividends of $1,686,000.
Under a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 91,238 shares of the Company’s common stock for $2,617,000 during the three months ended June 30, 2015. There were no repurchases of the

Company's common stock by the Company during the three months ended June 30, 2016. As of June 30, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At June 30, 2016, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the three months ended June 30, 2016. The Company is in compliance with all financial debt covenants as of June 30, 2016. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2016, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,136	—	—	—	$1,136
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of June 30, 2016, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled approximately 87 employees as of June 30, 2016, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
ACCOUNTING PRONOUNCEMENTS
See Note 8 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s strategy to grow its presence in the largest retailers in North America by expanding and diversifying the Company’s product lines, including through acquisitions; pursuing new product initiatives within certain identified product categories; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the combination of the operations of the Company’s operating businesses; risks associated with the Company’s warehouse consolidation project, including the risk that expected efficiencies from the project may not be realized in the timeframe currently anticipated by the Company; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2016 have not materially changed from March 31, 2016 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSS INDUSTRIES, INC.
(Registrant)

Date: August 2, 2016	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: August 2, 2016	By:	/s/ Vincent A. Paccapaniccia
Vincent A. Paccapaniccia
Executive Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)