Form 10-Q
period 2016-09-30
CSS INDUSTRIES INC
filed 2016-10-25
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 21, 2016, there were 9,077,782 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Sales	$101,291	$111,477	$146,609	$155,705
Costs and expenses
Cost of sales	69,691	73,686	102,712	105,472
Selling, general and administrative expenses	20,921	20,100	38,495	37,400
Interest income, net	(4)	(10)	(93)	(82)
Other (income) expense, net	(387)	48	(478)	—

	90,221	93,824	140,636	142,790

Income before income taxes	11,070	17,653	5,973	12,915

Income tax expense	4,078	6,424	2,267	4,754

Net income	$6,992	$11,229	$3,706	$8,161

Net income per common share:
Basic	$0.77	$1.23	$0.41	$0.88
Diluted	$0.77	$1.22	$0.41	$0.87

Weighted average shares outstanding:
Basic	9,076	9,148	9,065	9,245
Diluted	9,107	9,237	9,111	9,345

Cash dividends per share of common stock	$0.20	$0.18	$0.40	$0.36

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	March 31, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$30,241	$19,927	$27,745
Short-term investments	—	59,806	24,929
Accounts receivable, net of allowances of $1,524, $1,363 and $1,375	91,577	45,144	95,080
Inventories	93,701	73,022	79,265
Other current assets	12,741	12,792	10,587
Total current assets	228,260	210,691	237,606
Property, plant and equipment, net	27,204	27,053	25,769
Deferred income taxes	2,363	3,193	4,413
Other assets
Goodwill	19,677	19,974	15,820
Intangible assets, net	41,160	42,183	31,770
Other	6,657	6,832	5,810
Total other assets	67,494	68,989	53,400
Total assets	$325,321	$309,926	$321,188
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,790	$14,463	$27,165
Accrued payroll and other compensation	7,070	9,016	7,368
Accrued customer programs	3,622	3,275	3,920
Accrued income taxes	551	—	3,173
Other current liabilities	9,823	7,051	9,641
Total current liabilities	48,856	33,805	51,267
Long-term obligations	4,590	4,631	4,295
Stockholders’ equity	271,875	271,490	265,626
Total liabilities and stockholders’ equity	$325,321	$309,926	$321,188
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,706	$8,161
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,270	4,102
Accretion of investment discount	(194)	(160)
Provision for accounts receivable allowances	2,553	1,530
Deferred tax provision	799	745
Share-based compensation expense	688	867
Gain on bargain purchase	(376)	—
Loss on sale of assets	43	—
Changes in assets and liabilities:
Accounts receivable	(48,987)	(54,558)
Inventory	(19,815)	(13,774)
Other assets	(48)	(293)
Accounts payable	13,652	13,942
Other accrued liabilities	1,683	2,077
Total adjustments	(45,732)	(45,522)
Net cash used for operating activities	(42,026)	(37,361)
Cash flows from investing activities:
Maturities of investment securities	60,000	70,000
Purchase of held-to-maturity investment securities	—	(24,924)
Purchase of a business	(1,125)	—
Purchase of property, plant and equipment	(2,831)	(2,817)
Purchase of intangibles	(100)	—
Proceeds from sale of fixed assets	311	23
Net cash provided by investing activities	56,255	42,282
Cash flows from financing activities:
Dividends paid	(3,634)	(3,321)
Purchase of treasury stock	—	(10,000)
Exercise of stock options, net of tax withholdings	(32)	—
Payments for tax withholding on net restricted stock settlements	(527)	(518)
Tax effect on stock awards	278	234
Net cash used for financing activities	(3,915)	(13,605)
Net increase (decrease) in cash and cash equivalents	10,314	(8,684)
Cash and cash equivalents at beginning of period	19,927	36,429
Cash and cash equivalents at end of period	$30,241	$27,745
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Short-Term Investments
The Company categorized and accounted for its short-term investment holdings as held-to-maturity securities. This categorization was based upon the Company's positive intent and ability to hold these securities until maturity. There were no short-term investments at September 30, 2016. Short-term investments at March 31, 2016 consisted of commercial paper with an amortized cost of $59,806,000 and matured in the first half of fiscal 2017. Short-term investments at September 30, 2015 consisted of commercial paper with an amortized cost of $24,929,000 and matured in fiscal 2016. Held-to-maturity securities are recorded at amortized cost which approximated fair value at March 31, 2016 and September 30, 2015.
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

	September 30, 2016	March 31, 2016	September 30, 2015
Raw material	$10,919	$11,392	$11,376
Work-in-process	14,474	17,745	13,603
Finished goods	68,308	43,885	54,286
	$93,701	$73,022	$79,265
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2016	March 31, 2016	September 30, 2015
Land	$2,508	$2,508	$2,508
Buildings, leasehold interests and improvements	34,612	34,317	33,754
Machinery, equipment and other	89,630	87,675	86,722
	126,750	124,500	122,984
Less - Accumulated depreciation and amortization	(99,546)	(97,447)	(97,215)
Net property, plant and equipment	$27,204	$27,053	$25,769
Depreciation expense was $1,290,000 and $1,419,000 for the quarters ended September 30, 2016 and 2015, respectively, and was $2,647,000 and $2,824,000 for the six months ended September 30, 2016 and 2015, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the six months ended September 30, 2016, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the six months ended September 30, 2016, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
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
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and six months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$6,992	$11,229	$3,706	$8,161

Denominator:
Weighted average shares outstanding for basic net income per common share	9,076	9,148	9,065	9,245
Effect of dilutive stock options	31	89	46	100
Adjusted weighted average shares outstanding for diluted net income per common share	9,107	9,237	9,111	9,345

Basic net income per common share	$0.77	$1.23	$0.41	$0.88
Diluted net income per common share	$0.77	$1.22	$0.41	$0.87
The Company has excluded 508,000 shares and 258,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and six months ended September 30, 2016 and 2015, respectively, because their effects were antidilutive.

(2)	BUSINESS ACQUISITION
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets and business of Lawrence Schiff Silk Mills, Inc. ("Schiff") for $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid.

The following table summarizes the preliminary fair values of the net assets acquired at the date of acquisition (in thousands):

Inventory	$865
Property, plant and equipment	350
Intangible assets	500
Total assets acquired	1,715
Deferred tax liability	(214)
Net assets acquired	$1,501
In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 which is included in other (income) expense, net in the consolidated statements of operations in the quarter ended September 30, 2016.

(3)	SHARE-BASED COMPENSATION
2013 Equity Compensation Plan
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Service-based stock options outstanding as of September 30, 2016 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of September 30, 2016 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of September 30, 2016 vest on July 31, 2017. Market-based RSUs outstanding at September 30, 2016 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At September 30, 2016, there were 640,338 shares available for grant under the 2013 Plan.
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
The fair value of each service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock.
During the six months ended September 30, 2016 and 2015, the Company granted 151,350 and 134,100 stock options, respectively, with a weighted average fair value of $6.25 and $7.35, respectively. During the six months ended September 30, 2016 and 2015, the Company granted 66,602 and 44,100 RSUs, respectively, with a weighted average fair value of $21.47 and $18.46, respectively. As of September 30, 2016, there were 566,825 and 179,687 outstanding stock options and RSUs, respectively.
As of September 30, 2016, there was $1,727,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2016, there was $2,013,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
On August 11, 2015, the Company granted 10,000 RSUs to the new Chair of the Company's Board of Directors. The RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied by August 15, 2017, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of September 30, 2016 was $144,000 and is included in accrued payroll and other compensation in the condensed consolidated balance sheet. The total amount accrued related to this grant as of September 30, 2015 was $17,000 and is included in long-term obligations in the condensed consolidated balance sheet. During the six months ended September 30, 2016 and 2015, dividend equivalents of $4,000 and $2,000 were paid in cash related to this liability classified award and were charged to selling, general and administrative expenses.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $307,000 and $410,000 in the quarters ended September 30, 2016 and 2015, respectively, and $749,000 and $867,000 in the six months ended September 30, 2016 and 2015, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other (income) expense, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $12,000 and $14,000 was recorded in the three- and six months ended September 30, 2016, respectively. A realized gain of $9,000 was recorded in the three- and six months ended September 30, 2015. As of September 30, 2016 and 2015, the notional amount of open foreign currency forward contracts was $1,564,000 and $1,656,000, respectively. The related unrealized gain was $14,000 and $97,000 at September 30, 2016 and 2015, respectively. The Company believes it does not have significant counterparty credit risks as of September 30, 2016.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	September 30, 2016	September 30, 2015
Foreign currency forward contracts	Other current assets	$14	$97

(5)	INTANGIBLE ASSETS
On September 30, 2016, the Company sold a manufacturing facility that was acquired as part of the acquisition of substantially all of the assets and business of Blumenthal Lansing Company, LLC ("Blumenthal") on February 2, 2016. As the proceeds received from the sale of the building were in excess of the estimated fair value of the building recorded in the transaction, the Company recorded an adjustment to increase property, plant and equipment and reduce goodwill, in the amount of approximately $297,000, in order to properly reflect the fair value of the building as of the acquisition date.

The following table shows the change in goodwill for the six months ended September 30, 2016 (in thousands):

Balance at March 31, 2016	$19,974
Decrease in goodwill - Blumenthal	(297)
Balance at September 30, 2016	$19,677
With the acquisition of substantially all of the assets and business of Schiff on July 8, 2016, the Company recorded intangible assets of $500,000 relating to customer lists which are being amortized over the estimated useful life of five years. Additionally, in an unrelated transaction, the Company recorded customer lists of $100,000 which were acquired during the second quarter of fiscal 2017 and are being amortized over two years.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2016		March 31, 2016		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,553	$—	$15,553	$—	$12,953	$—
Customer relationships	39,757	14,940	39,157	13,444	29,957	12,183
Patents	1,164	767	1,164	708	1,164	650
Trademarks	403	348	403	333	403	318
Non-compete	530	192	530	139	530	86
	$57,407	$16,247	$56,807	$14,624	$45,007	$13,237
Amortization expense related to intangible assets was $820,000 and $639,000 for the quarters ended September 30, 2016 and 2015, respectively, and was $1,623,000 and $1,278,000 for the six months ended September 30, 2016 and 2015. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2017 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2017	$1,681
Fiscal 2018	3,362
Fiscal 2019	3,305
Fiscal 2020	3,244
Fiscal 2021	3,056

(6)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company's Board, the Company repurchased 352,789 shares of the Company’s common stock for approximately $10,000,000 during the six months ended September 30, 2015. There were no repurchases of the Company's common stock by the Company during the six months ended September 30, 2016. As of September 30, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorizations.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2016.

The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of September 30, 2016. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in long-term obligations in the condensed consolidated balance sheet. The fair value of the investments is based on the market price of the mutual funds as of September 30, 2016.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2016.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of September 30, 2016 and March 31, 2016 (in thousands):

		Fair Value Measurements at September 30, 2016 Using
	September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$296	$296	$—	$—
Foreign exchange contracts	14	—	14	—
Cash surrender value of life insurance policies	1,166	—	1,166	—
Total assets	$1,476	$296	$1,180	$—
Liabilities
Deferred compensation plans	$296	$296	$—	$—
Total liabilities	$296	$296	$—	$—

		Fair Value Measurements at March 31, 2016 Using
	March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$278	$278	$—	$—
Cash surrender value of life insurance policies	1,153	—	1,153	—
Total assets	$1,431	$278	$1,153	$—
Liabilities
Deferred compensation plans	$278	$278	$—	$—
Total liabilities	$278	$278	$—	$—
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the condensed consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. Short-term investments included held-to-maturity securities that were recorded at amortized cost, which approximates fair value (Level 2), because their short-term maturity results in the interest rates on these securities approximating current market interest rates.
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
As discussed in Note 2, the Company acquired substantially all of the assets and business of Schiff on July 8, 2016 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of customer relationships, was $500,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). As discussed in Note 5, the Company acquired certain customer lists in the amount of $100,000 during the second quarter of fiscal 2016. The Company estimated the fair value of the acquired customer lists as the amount paid to acquire such customer lists (Level 2).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of September 30, 2016, the Company believes that no impairments exist.

(9)	RECENT ACCOUNTING PRONOUNCEMENTS
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted.

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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company adopted ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016. The adoption of ASU 2015-17 resulted in a $4,652,000 reduction in current deferred tax assets, a $4,413,000 increase in noncurrent deferred tax assets, and a $239,000 reduction in noncurrent deferred tax liabilities as of September 30, 2015.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This guidance was effective for the Company beginning April 1, 2016 and will be applied prospectively to adjustments arising after that date. There was no impact of adopting this standard at the date of adoption.
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
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Lawrence Schiff Silk Mills, Inc. ("Schiff") for approximately $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 which is included in other (income) expense, net in the consolidated statements of operations in the quarter ended September 30, 2016.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Blumenthal Lansing Company, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was the leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. As of September 30, 2016, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $3,778,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
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
Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015
Sales for the six months ended September 30, 2016 decreased 6% to $146,609,000 from $155,705,000 in the six months ended September 30, 2015 partially due to lower sales of Christmas products of $6,142,000, some of which is related to timing as a portion of our known Christmas 2016 sales volume is with retailers who have requested that product shipments occur during our third quarter, compared to product shipments that occurred during our second quarter in the prior year. The remaining sales decline is primarily attributable to a portion of our craft and floral ribbon sales volume, which in the prior year had shipped in our second quarter, now expected to ship in the last six months of fiscal 2017. These sales declines were partially offset by incremental sales of buttons of $5,657,000 related to the acquisition of substantially all of the business and assets of Blumenthal on February 2, 2016.
Cost of sales, as a percentage of sales, increased to 70% in the six months ended September 30, 2016 from 68% in the six months ended September 30, 2015 primarily due to the mix of product shipped in the current year compared to the prior year, and higher distribution and freight costs of $1,703,000 related to inefficiencies of two warehouse consolidation projects. The warehouse consolidation projects, which were substantially completed as of September 30, 2016, involved the closing of a distribution facility in El Paso, Texas in the fourth quarter of fiscal 2016 and the closing of a manufacturing and distribution facility in Lansing, Iowa, which was acquired as part of the Blumenthal acquisition, in the second quarter of fiscal 2017. The Company consolidated the distribution operations of the two closed facilities into the Company's existing distribution facilities in Florence, Alabama.
Selling, general and administrative expenses of $38,495,000 in the six months ended September 30, 2016 increased from $37,400,000 in the six months ended September 30, 2015 primarily due to incremental costs related to the Blumenthal acquisition of $1,641,000; higher legal and professional fees of $537,000 primarily relating to the Company's participation in "sunset" review proceedings conducted by the U.S. Department of Commerce and the U.S. International Trade Commission in connection with the fifth anniversary of the initiation of trade remedies on certain imported narrow woven ribbon products, which proceedings concluded in the Company's favor in August 2016 ("Sunset Review"); and higher product development costs of $419,000. Partially offsetting these increases were lower incentive compensation of $978,000 and lower severance of $251,000.
Interest income, net of $93,000 in the six months ended September 30, 2016 increased from $82,000 in the six months ended September 30, 2015 primarily due to higher rates of return on invested balances compared to the same quarter in the prior year.
Other income of $478,000 in the six months ended September 30, 2016 compared to $0 in the six months ended September 30, 2015 primarily due to the gain on bargain purchase of $376,000 related to the acquisition of substantially all of the assets and business of Schiff on July 8, 2016. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid of $1,125,000. There was no such gain recorded in the six months ended September 30, 2015. Also contributing to the increase were favorable foreign currency transactions recorded in the current year compared to the prior year.
Income taxes, as a percentage of income before income taxes, were 38% and 37% in the six months ended September 30, 2016 and 2015, respectively. The increase in income taxes, as a percentage of income before taxes, was primarily attributable to differences between the financial statement bases and tax bases of assets acquired in the Schiff acquisition in the current fiscal year.
Net income for the six months ended September 30, 2016 was $3,706,000, or $0.41 per diluted share compared to $8,161,000, or $0.87 per diluted share for the comparable period in 2015.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Sales for the three months ended September 30, 2016 decreased 9% to $101,291,000 from $111,477,000 in the three months ended September 30, 2015 partially due to lower sales of Christmas products of $5,818,000, some of which is related to timing as a portion of our known Christmas 2016 sales volume is with retailers who have requested that product shipments occur during our third quarter, compared to product shipments that occurred during our second quarter in the prior year. The remaining sales decline is primarily attributable to a portion of our craft and floral ribbon sales volume, which in the prior year had shipped in our second quarter, now expected to ship in the last six months of fiscal 2017. These sales declines were partially offset by incremental sales of buttons of $2,549,000 related to the acquisition of substantially all of the business and assets of Blumenthal on February 2, 2016.
Cost of sales, as a percentage of sales, increased to 69% in the three months ended September 30, 2016 from 66% in the three months ended September 30, 2015 primarily due to the mix of product shipped in the current year compared to the prior year, and higher distribution and freight costs of $1,032,000 related to inefficiencies of two warehouse consolidation projects.
Selling, general and administrative expenses of $20,921,000 in the three months ended September 30, 2016 increased from $20,100,000 in the three months ended September 30, 2015 primarily due to incremental expenses related to the Blumenthal acquisition of $784,000; higher product development costs of $320,000; and higher legal and professional fees of $383,000, partially relating to the Company's participation in the Sunset Review. Partially offsetting these increases was lower incentive compensation of $916,000.
Interest income, net of $4,000 in the three months ended September 30, 2016 decreased from $10,000 in the three months ended September 30, 2015 primarily due to lower average balances of funds invested in short-term investments compared to the prior year.
Other income, net of $387,000 in the three months ended September 30, 2016 compared to other expense, net of $48,000 in the three months ended September 30, 2015. The increase in other income, net was primarily due to the gain on bargain purchase of $376,000 related to the the acquisition of substantially all of the assets and business of Schiff on July 8, 2016. There was no such gain recorded in the three months ended September 30, 2015.
Income taxes, as a percentage of income before income taxes, were 37% and 36% in the three months ended September 30, 2016 and 2015, respectively. The increase in income taxes, as a percentage of income before taxes, was primarily attributable to differences between the financial statement bases and tax bases of assets acquired in the Schiff acquisition during the second quarter of fiscal 2017.
Net income for the three months ended September 30, 2016 was $6,992,000, or $0.77 per diluted share compared to $11,229,000, or $1.22 per diluted share for the comparable period in 2015.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2016, the Company had working capital of $179,404,000 and stockholders’ equity of $271,875,000. Operating activities used net cash of $42,026,000 during the six months ended September 30, 2016 compared to $37,361,000 in the six months ended September 30, 2015. Net cash used for operating activities during the six months ended September 30, 2016 reflected our working capital requirements which resulted in an increase in accounts receivable of $48,987,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventory of $19,815,000 and an increase in accounts payable of $13,652,000 due to the normal seasonal inventory build for the fiscal 2017 shipping season, as well as higher inventory related to the Blumenthal and Schiff acquisitions, and higher levels of finished goods inventory to support new all occasion customer reset programs; and an increase in other accrued liabilities of $1,683,000. Included in net income for the six months ended September 30, 2016 were non-cash charges for depreciation and amortization of $4,270,000, provision for accounts receivable allowances of $2,553,000, deferred tax provision of $799,000, share-based compensation of $688,000 and gain on bargain purchase of $376,000. Net cash used for operating activities during the six months ended September 30, 2015 reflected our working capital requirements which resulted in an increase in accounts receivable of $54,558,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventory of $13,774,000 and an increase in accounts payable of $13,942,000 due to the normal seasonal inventory build for the fiscal 2016 shipping season; and an increase in other accrued liabilities of $2,077,000. Included in net income for the six months ended September 30, 2015 were non-cash charges for depreciation and amortization of $4,102,000, provision for accounts receivable allowances of $1,530,000, share-based compensation of $867,000 and a deferred tax provision of $745,000.
Our investing activities provided net cash of $56,255,000 in the six months ended September 30, 2016, consisting of the proceeds from held-to-maturity securities of $60,000,000, partially offset by capital expenditures of $2,831,000 and the purchase of a business of $1,125,000. In the six months ended September 30, 2015, our investing activities provided net cash of $42,282,000, consisting primarily of the proceeds from held-to-maturity securities of $70,000,000, partially offset by purchases of held-to-maturity securities of $24,924,000 and capital expenditures of $2,817,000.
Our financing activities used net cash of $3,915,000 in the six months ended September 30, 2016, consisting primarily of payments of cash dividends of $3,634,000. In the six months ended September 30, 2015, financing activities used net cash of $13,605,000, consisting primarily of purchases of treasury stock of $10,000,000 and payments of cash dividends of $3,321,000.
Under a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 352,789 shares of the Company’s common stock for $10,000,000 during the six months ended September 30, 2015. There were no repurchases of the Company's common stock by the Company during the six months ended September 30, 2016. As of September 30, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At September 30, 2016, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the six months ended September 30, 2016. The Company is in compliance with all financial debt covenants as of September 30, 2016. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2016, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,136	—	—	—	$1,136
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of September 30, 2016, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 83 employees as of September 30, 2016, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
ACCOUNTING PRONOUNCEMENTS
See Note 9 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding product shipments expected to take place in the second half of fiscal 2017; the Company’s strategy to grow its presence in the largest retailers in North America by expanding and diversifying the Company’s product lines, including through acquisitions; pursuing new product initiatives within certain identified product categories; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: uncertainties associated with forecasting future shipment volumes, including the risk that future shipments may fall short of management’s current estimates; general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s warehouse consolidation projects, including the risk that expected efficiencies from the projects may not be realized in the timeframe currently anticipated by the Company; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2016 have not materially changed from March 31, 2016 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016).
ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President – Finance and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Vice President – Finance and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Vice President – Finance and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

*10.1	CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (as amended through August 1, 2016).
*10.2	Summary of Sales Commission Arrangement for Carey Edwards adopted August 1, 2016.
10.3
CSS Industries, Inc. 2013 Equity Compensation Plan, as amended and restated effective August 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2016).

*10.4	Form of Grant Instrument for Restricted Stock Units granted to Non-Employee Directors on August 2, 2016 under the Company's 2013 Equity Compensation Plan.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: October 25, 2016	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: October 25, 2016	By:	/s/ David F. McHugh
David F. McHugh
Vice President – Finance and Interim Chief Financial Officer
(principal financial and accounting officer)