Form 10-Q
period 2016-12-31
CSS INDUSTRIES INC
filed 2017-02-07
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of February 3, 2017, there were 9,086,765 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Sales	$117,153	$104,568	$263,762	$260,273
Costs and expenses
Cost of sales	80,175	69,380	182,887	174,852
Selling, general and administrative expenses	22,496	19,967	60,991	57,367
Gain on bargain purchases	(19,711)	—	(20,087)	—
Interest expense (income), net	86	39	(7)	(43)
Other income, net	(110)	(9)	(212)	(9)

	82,936	89,377	223,572	232,167

Income before income taxes	34,217	15,191	40,190	28,106

Income tax expense	4,248	5,527	6,515	10,281

Net income	$29,969	$9,664	$33,675	$17,825

Net income per common share:
Basic	$3.30	$1.07	$3.71	$1.94
Diluted	$3.29	$1.06	$3.70	$1.92

Weighted average shares outstanding:
Basic	9,082	9,037	9,070	9,175
Diluted	9,118	9,126	9,113	9,271

Cash dividends per share of common stock	$0.20	$0.18	$0.60	$0.54

Comprehensive income:
Net income	$29,969	$9,664	$33,675	$17,825
Foreign currency translation adjustments	(204)	—	(204)	—
Comprehensive income	$29,765	$9,664	$33,471	$17,825

See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2016	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$30,069	$19,927	$25,248
Short-term investments	—	59,806	59,735
Accounts receivable, net of allowances of $1,712, $1,363 and $1,356	106,514	45,144	78,978
Inventories	106,498	73,022	67,079
Other current assets	9,921	12,792	9,834
Total current assets	253,002	210,691	240,874
Property, plant and equipment, net	35,998	27,053	26,592
Deferred income taxes	—	3,193	3,690
Other assets
Goodwill	19,677	19,974	15,820
Intangible assets, net	44,719	42,183	31,132
Other	7,965	6,832	5,611
Total other assets	72,361	68,989	52,563
Total assets	$361,361	$309,926	$323,719
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$225	$—	$—
Accounts payable	18,496	14,463	17,707
Accrued payroll and other compensation	8,204	9,016	8,301
Accrued customer programs	7,201	3,275	4,422
Accrued income taxes	3,057	—	4,755
Other current liabilities	11,552	7,051	9,927
Total current liabilities	48,735	33,805	45,112
Long-term debt, net of current portion	516	—	—
Deferred income taxes	6,246	—	—
Other long-term obligations	5,420	4,631	4,494
Stockholders’ equity	300,444	271,490	274,113
Total liabilities and stockholders’ equity	$361,361	$309,926	$323,719
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$33,675	$17,825
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,327	6,129
Accretion of investment discount	(194)	(207)
Provision for accounts receivable allowances	4,113	2,048
Deferred tax provision	245	1,409
Share-based compensation expense	1,161	1,235
Gain on bargain purchases	(20,087)	—
Loss on sale of assets	52	15
Changes in assets and liabilities:
Accounts receivable	(62,763)	(38,974)
Inventory	(1,486)	(1,588)
Other assets	3,125	635
Accounts payable	3,255	4,498
Other accrued liabilities	6,975	5,602
Total adjustments	(59,277)	(19,198)
Net cash used for operating activities	(25,602)	(1,373)
Cash flows from investing activities:
Maturities of investment securities	60,000	70,000
Purchase of held-to-maturity investment securities	—	(59,683)
Purchase of businesses	(15,039)	—
Purchase of property, plant and equipment	(4,037)	(5,058)
Purchase of intangibles	(100)	—
Proceeds from sale of fixed assets	311	23
Net cash provided by investing activities	41,135	5,282
Cash flows from financing activities:
Dividends paid	(5,453)	(4,953)
Purchase of treasury stock	—	(10,000)
Exercise of stock options, net of tax withholdings	124	122
Payments for tax withholding on net restricted stock settlements	(527)	(518)
Tax effect on stock awards	277	259
Net cash used for financing activities	(5,579)	(15,090)
Effect of exchange rate changes on cash	188	—
Net increase (decrease) in cash and cash equivalents	10,142	(11,181)
Cash and cash equivalents at beginning of period	19,927	36,429
Cash and cash equivalents at end of period	$30,069	$25,248
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
Nature of Business
CSS is a consumer products company within the craft, seasonal and celebrations markets that is primarily engaged in the design, manufacture, procurement, distribution and sale of all occasion and seasonal social expression products, principally to mass market retailers. These all occasion and seasonal products include craft ribbon and buttons, packaging ribbon and bows, sewing patterns, classroom exchange Valentines, infant products, journals, fashion buttons, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, decorations, floral accessories, craft and educational products, Easter egg dyes and novelties, memory books, scrapbooks, stickers, stationery, and other items that commemorate life’s celebrations. The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
The Company's principal operating subsidiaries include Berwick Offray LLC ("Berwick Offray"), Paper Magic Group, Inc. ("Paper Magic"), C.R. Gibson, LLC ("C.R. Gibson") and The McCall Pattern Company, Inc. ("McCall"), and their respective subsidiaries.
Reclassification
Certain prior period amounts have been reclassified to conform with the current year classification as a result of the Company's adoption of Accounting Standards Update ("ASU") 2015-17. As further described in Note 9, the Company reclassified certain deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.
Foreign Currency Translation and Transactions
Translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions are not material and are included in other income, net in the consolidated statements of operations.
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
Short-Term Investments
The Company categorized and accounted for its short-term investment holdings as held-to-maturity securities. This categorization was based upon the Company's positive intent and ability to hold these securities until maturity. There were no short-term investments at December 31, 2016. Short-term investments at March 31, 2016 consisted of commercial paper with an amortized cost of $59,806,000 and matured in the first half of fiscal 2017. Short-term investments at December 31, 2015 consisted of commercial paper with an amortized cost of $59,735,000 and matured in the first half of fiscal 2017. Held-to-maturity securities are recorded at amortized cost which approximated fair value at March 31, 2016 and December 31, 2015.
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

	December 31, 2016	March 31, 2016	December 31, 2015
Raw material	$10,733	$11,392	$10,940
Work-in-process	14,165	17,745	13,244
Finished goods	81,600	43,885	42,895
	$106,498	$73,022	$67,079
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2016	March 31, 2016	December 31, 2015
Land	$5,818	$2,508	$2,508
Buildings, leasehold interests and improvements	40,257	34,317	34,363
Machinery, equipment and other	90,681	87,675	88,230
	136,756	124,500	125,101
Less - Accumulated depreciation and amortization	(100,758)	(97,447)	(98,509)
Net property, plant and equipment	$35,998	$27,053	$26,592
As of December 31, 2016, the Company leased $60,000 of computer equipment under capital leases and the total accumulated amortization related to such leases was $1,000. The amortization of capitalized assets is included in depreciation expense. The Company maintained no leased assets as of December 31, 2015. Depreciation expense was $1,216,000 and $1,389,000 for the quarters ended December 31, 2016 and 2015, respectively, and was $3,863,000 and $4,213,000 for the nine months ended December 31, 2016 and 2015, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the nine months ended December 31, 2016, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the nine months ended December 31, 2016, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
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
Revenue Recognition
The Company recognizes the majority of its revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Revenue from the sale of certain products, principally sewing patterns, is recognized as products are sold to end consumers as recorded at point-of-sale terminals. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and nine months ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income	$29,969	$9,664	$33,675	$17,825

Denominator:
Weighted average shares outstanding for basic net income per common share	9,082	9,037	9,070	9,175
Effect of dilutive stock options	36	89	43	96
Adjusted weighted average shares outstanding for diluted net income per common share	9,118	9,126	9,113	9,271

Basic net income per common share	$3.30	$1.07	$3.71	$1.94
Diluted net income per common share	$3.29	$1.06	$3.70	$1.92
The Company has excluded 505,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and nine months ended December 31, 2016, respectively, because their effects were antidilutive. The Company has excluded 387,000 shares and 253,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and nine months ended December 31, 2015, respectively, because their effects were antidilutive.

(2)	BUSINESS ACQUISITIONS
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries ("McCall"), through newly-formed subsidiaries, for approximately $13,914,000 in cash plus the assumption of liabilities of approximately $15,676,000 and transaction costs of approximately $1,484,000 (of which approximately $1,169,000 were paid as of December 31, 2016). McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and, due to McCall's distressed financial condition and a motivated previous foreign owner who was seeking to exit operations in the United States, the transaction resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,625,000 exceeding the amount paid.
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions (in thousands):

Accounts receivable	$2,762
Inventory	32,206
Other assets	553
Total current assets	35,521
Property, plant and equipment	9,473
Intangible assets	4,900
Other	1,122
Total assets acquired	51,016
Current liabilities	5,328
Long-term debt	516
Deferred tax liability	9,322
Other long-term obligations	724
Total liabilities assumed	15,890
Net assets acquired	$35,126
As the fair value of identifiable net assets acquired exceeded the fair value of the consideration transferred, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and liabilities assumed were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recorded a gain on bargain purchases of approximately $19,711,000 and $20,087,000 in the three- and nine months ended December 31, 2016, respectively.
The financial results of McCall and Schiff, from their respective acquisition dates, are included in the Company's results of operations for the three- and nine months ended December 31, 2016. For the period from acquisition through December 31, 2016, McCall contributed approximately $1,077,000 of revenue and resulted in a net loss of approximately $1,172,000 (due to McCall pre-tax acquisition costs of approximately $1,484,000 that were expensed during the period). The revenue and earnings contributed by Schiff were immaterial for the period from acquisition through December 31, 2016. The following table summarizes the revenue and earnings of the Company had the date of the acquisitions been April 1, 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Supplemental pro forma revenue	$123,199	$112,331	$285,818	$285,122
Supplemental pro forma earnings (1)	$9,626	$8,529	$12,981	$16,454
(1) Earnings in the above pro forma table exclude bargain purchase gains and the amortization of the inventory step-up of approximately $18,192,000 through cost of goods sold as the inventory turns.

(3)	SHARE-BASED COMPENSATION
2013 Equity Compensation Plan
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Service-based stock options outstanding as of December 31, 2016 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of December 31, 2016 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of December 31, 2016 vest on July 31, 2017. Market-based RSUs outstanding at December 31, 2016 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At December 31, 2016, there were 642,948 shares available for grant under the 2013 Plan.
The fair value of each stock option and market-based RSU granted under the above plan was estimated on the date of grant using either a Black-Scholes option pricing model (service-based awards) or a Monte Carlo simulation model (market-based awards) with the following average assumptions:

	Stock Options		RSUs
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Risk-free interest rate	1.66%	1.92%	1.20%	1.29%
Volatility	35.12%	36.53%	33.08%	36.86%
Dividend yield	2.91%	2.58%	2.99%	2.60%
Expected life of option (in years)	4.75	4.65
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
During the nine months ended December 31, 2016 and 2015, the Company granted 151,350 and 158,100 stock options, respectively, with a weighted average fair value of $6.25 and $7.24, respectively. During the nine months ended December 31, 2016 and 2015, the Company granted 66,602 and 50,100 RSUs, respectively, with a weighted average fair value of $21.47 and $19.26, respectively. As of December 31, 2016, there were 554,575 and 176,377 outstanding stock options and RSUs, respectively.
As of December 31, 2016, there was $1,544,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2016, there was $1,665,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years.
On August 11, 2015, the Company granted 10,000 RSUs to the new Chair of the Company's Board of Directors. The RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied by August 15, 2017, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of December 31, 2016 was $186,000 and is included in accrued payroll and other compensation in the condensed consolidated balance sheet. The total amount accrued related to this grant as of December 31, 2015 was $53,000 and is included in long-term obligations in the condensed consolidated balance sheet. During the nine months ended December 31, 2016 and 2015, dividend equivalents of $6,000 and $4,000 were paid in cash related to this liability classified award and were charged to selling, general and administrative expenses.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $517,000 and $425,000 in the quarters ended December 31, 2016 and 2015, respectively, and $1,266,000 and $1,292,000 in the nine months ended December 31, 2016 and 2015, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $51,000 and $65,000 was recorded in the three- and nine months ended December 31, 2016, respectively. A realized gain of $133,000 and $142,000 was recorded in the three- and nine months ended December 31, 2015. As of December 31, 2016 and 2015, the notional amount of open foreign currency forward contracts was $1,668,000 and $1,464,000, respectively. The related unrealized gain was de minimis at December 31, 2016 and $2,000 at December 31, 2015. The Company believes it does not have significant counterparty credit risks as of December 31, 2016.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s condensed consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	December 31, 2016	December 31, 2015
Foreign currency forward contracts	Other current assets	$—	$2

(5)	INTANGIBLE ASSETS
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
The following table shows the change in goodwill for the nine months ended December 31, 2016 (in thousands):

Balance at March 31, 2016	$19,974
Decrease in goodwill - Blumenthal	(297)
Balance at December 31, 2016	$19,677
With the acquisition of McCall and subject to the finalization of the purchase price, the Company recorded intangible assets relating to tradenames that are not subject to amortization in the amount of $4,400,000. With the acquisition of Schiff on July 8, 2016, the Company recorded intangible assets of $500,000 relating to customer lists which are being amortized over the estimated useful life of five years. Additionally, in an unrelated transaction, the Company recorded customer lists of $100,000 which were acquired during the second quarter of fiscal 2017 and are being amortized over two years.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2016		March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$19,953	$—	$15,553	$—	$12,953	$—
Customer relationships	39,757	15,718	39,157	13,444	29,957	12,758
Patents	1,164	796	1,164	708	1,164	680
Trademarks	403	355	403	333	403	325
Non-compete	530	219	530	139	530	112
	$61,807	$17,088	$56,807	$14,624	$45,007	$13,875
Amortization expense related to intangible assets was $841,000 and $638,000 for the quarters ended December 31, 2016 and 2015, respectively, and was $2,464,000 and $1,916,000 for the nine months ended December 31, 2016 and 2015. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2017 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2017	$840
Fiscal 2018	3,362
Fiscal 2019	3,305
Fiscal 2020	3,244
Fiscal 2021	3,056

(6)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program authorized by the Company's Board, the Company repurchased 352,789 shares of the Company’s common stock for approximately $10,000,000 during the nine months ended December 31, 2015. There were no repurchases of the Company's common stock by the Company during the nine months ended December 31, 2016. As of December 31, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorizations.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the condensed consolidated balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2016.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of December 31, 2016. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in long-term obligations in the condensed consolidated balance sheet. The fair value of the investments is based on the market price of the mutual funds as of December 31, 2016.

The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the condensed consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2016.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its condensed consolidated balance sheet as of December 31, 2016 and March 31, 2016 (in thousands):

		Fair Value Measurements at December 31, 2016 Using
	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$302	$302	$—	$—
Cash surrender value of life insurance policies	1,189	—	1,189	—
Total assets	$1,491	$302	$1,189	$—
Liabilities
Deferred compensation plans	$302	$302	$—	$—
Total liabilities	$302	$302	$—	$—

		Fair Value Measurements at March 31, 2016 Using
	March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$278	$278	$—	$—
Cash surrender value of life insurance policies	1,153	—	1,153	—
Total assets	$1,431	$278	$1,153	$—
Liabilities
Deferred compensation plans	$278	$278	$—	$—
Total liabilities	$278	$278	$—	$—
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
As discussed in Note 2, the Company acquired substantially all of the net assets and business of McCall on December 13, 2016 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of tradenames, was $4,400,000. Also, as discussed in Note 2, the Company acquired substantially all of the assets and business of Schiff on July 8, 2016 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of customer relationships, was $500,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). As discussed in Note 5, the Company acquired certain customer lists in the amount of $100,000 during the second quarter of fiscal 2017. The Company estimated the fair value of the acquired customer lists as the amount paid to acquire such customer lists (Level 1). The Company determined that the aggregate preliminary fair value of the acquired inventory in the McCall and Schiff acquisitions was $32,206,000 which was estimated as the selling price less costs of disposal (Level 2).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of December 31, 2016, the Company believes that no impairments exist.

(9)	RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Under the amendments in ASU 2017-04, Step 2 of the goodwill impairment test is eliminated. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Also eliminated is the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This standard is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance is required to be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory" ("ASU 2016-16") which amends the accounting for income taxes. ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transaction occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-15 as of the beginning of its third quarter of fiscal 2017 and there was no impact of adopting this standard.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements, with certain practical expedients available. The standard also requires certain quantitative and qualitative disclosures. The Company expects this standard to have a material impact on its consolidated balance sheet, but does not believe that it will have a material impact on its income statement. While we are continuing to assess all potential impacts of ASU 2016-02, the Company currently believes the most significant impact relates to our accounting for distribution center, warehouse and office space operating leases.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company adopted ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016. The adoption of ASU 2015-17 resulted in a $4,321,000 reduction in current deferred tax assets, a $3,690,000 increase in noncurrent deferred tax assets, and a $631,000 reduction in noncurrent deferred tax liabilities as of December 31, 2015.
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
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less a normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.
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

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
The strategy of CSS is to build on existing relationships with craft, seasonal and celebrations customers by expanding and diversifying its product lines and thereby growing presence in the largest retailers in North America. This includes both capitalizing on opportunities for organic growth in existing businesses as well as acquiring companies which fit into appropriate acquisition parameters. We actively meet with craft, seasonal and celebrations companies to review and assess potential acquisition targets.
Prior to the Company's acquisition of substantially all of the net assets and business of McCall and Schiff, approximately 61% of the Company's annual sales were attributable to all occasion products with the remainder attributable to seasonal (Christmas, Valentine's Day and Easter) products. Seasonal products are sold primarily to mass market retailers, and the Company has relatively high market share in many of these categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in Christmas boxed greeting cards and gift tags.
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
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain affiliated companies ("McCall"), through newly-formed subsidiaries, for approximately $13,914,000 in cash plus the assumption of liabilities of approximately $15,676,000 and transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,625,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $19,711,000 in the consolidated statements of operations in the three- and nine months ended December 31, 2016.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Lawrence Schiff Silk Mills, Inc. ("Schiff") for approximately $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 in the consolidated statements of operations in the nine months ended December 31, 2016.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the business and assets of Blumenthal Lansing Company, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was the leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. As of December 31, 2016, a portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations. The acquisition was accounted for as a purchase, and $3,778,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying condensed consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.

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
Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015
Sales for the nine months ended December 31, 2016 increased 1% to $263,762,000 from $260,273,000 in the nine months ended December 31, 2015 substantially due to incremental sales of buttons of $10,754,000 related to the acquisition of substantially all of the business and net assets of Blumenthal on February 2, 2016. Also contributing to the sales increase were incremental sales of sewing patterns of $1,077,000 related to the acquisition of McCall on December 13, 2016. This sales increase was partially offset by lower Christmas card sales and a portion of our craft and floral ribbon sales volume, which in the prior year had shipped in our second quarter, now expected to ship in the fourth quarter of fiscal 2017.
Cost of sales, as a percentage of sales, increased to 69% in the nine months ended December 31, 2016 from 67% in the nine months ended December 31, 2015 primarily due to the mix of product shipped in the current year compared to the prior year, and higher distribution and freight costs of $2,353,000 related to inefficiencies of two warehouse consolidation projects. The warehouse consolidation projects involved the closing of a distribution facility in El Paso, Texas in the fourth quarter of fiscal 2016 and the closing of a manufacturing and distribution facility in Lansing, Iowa, which was acquired as part of the Blumenthal acquisition, in the second quarter of fiscal 2017. The Company consolidated the distribution operations of the two closed facilities into the Company's existing distribution facilities in Florence, Alabama.
Selling, general and administrative expenses of $60,991,000 in the nine months ended December 31, 2016 increased from $57,367,000 in the nine months ended December 31, 2015 primarily due to incremental costs related to the Blumenthal and McCall acquisitions of $2,186,000 and $2,137,000 (of which $1,484,000 represents acquisition costs), respectively; higher legal and professional fees of $575,000 primarily relating to the Company's participation in "sunset" review proceedings conducted by the U.S. Department of Commerce and the U.S. International Trade Commission in connection with the fifth anniversary of the initiation of trade remedies on certain imported narrow woven ribbon products, which proceedings concluded in the Company's favor in August 2016; higher building and occupancy costs of $288,000 and higher product development costs of $277,000. Partially offsetting these increases were lower incentive compensation of $1,210,000 and lower severance of $509,000.
Gain on bargain purchases of $20,087,000 in the nine months ended December 31, 2016 related to the acquisition of substantially all of the assets and business of McCall on December 13, 2016 and the acquisition of substantially all of the assets and business of Schiff on July 8, 2016. These acquisitions were accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $35,126,000 exceeding the amount paid of $15,039,000. There was no such gain recorded in the nine months ended December 31, 2015.
Interest income, net of $7,000 in the nine months ended December 31, 2016 decreased from $43,000 in the nine months ended December 31, 2015 primarily due to lower average balances of funds invested in short-term investments, and lower rates of return on invested balances, compared to the prior year.

Other income, net of $212,000 in the nine months ended December 31, 2016 increased from $9,000 in the nine months ended December 31, 2015 primarily due to favorable foreign currency transactions recorded in the current year compared to the prior year.
Income taxes, as a percentage of income before income taxes, were 16% and 37% in the nine months ended December 31, 2016 and 2015, respectively. The decrease in income taxes, as a percentage of income before taxes, was primarily attributable to the non-taxable bargain purchase gain and differences between the financial statement bases and tax bases of assets acquired in the McCall and Schiff acquisitions in the current fiscal year. The remaining decrease was primarily related to the Company permanently reinvesting offshore earnings outside the United States at a lower income tax rate.
Net income for the nine months ended December 31, 2016 was $33,675,000, or $3.70 per diluted share compared to $17,825,000, or $1.92 per diluted share for the comparable period in 2015. On a non-GAAP basis, adjusted earnings per diluted share were $1.63 for the nine months ended December 31, 2016 compared to $1.92 in the same period in the prior year. Adjusted EBITDA, defined as earnings before interest, taxes, other income, and depreciation and amortization was $28,147,000 for the nine months ended December 31, 2016 compared to $34,183,000 in the same period in the prior year. See the Reconciliation of Certain Non-GAAP Measures section of this Item below.
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Sales for the three months ended December 31, 2016 increased 12% to $117,153,000 from $104,568,000 in the three months ended December 31, 2015 partially due to incremental sales of buttons of $5,097,000 related to the acquisition of substantially all of the business and net assets of Blumenthal on February 2, 2016, and higher sales of Christmas products of $4,460,000, primarily due to retailers who requested that product shipments occur during our third quarter, compared to product shipments that occurred during our second quarter in the prior year. Also contributing to the sales increase were incremental sales of sewing patterns of $1,077,000 related to the acquisition of McCall on December 13, 2016. The remaining favorable sales increase was primarily attributable to a portion of our craft and floral ribbon sales volume, which in the prior year had shipped in our second quarter, shipping in the third quarter of fiscal 2017.
Cost of sales, as a percentage of sales, increased to 68% in the three months ended December 31, 2016 from 66% in the three months ended December 31, 2015 primarily due to the mix of product shipped in the current year compared to the prior year, and higher distribution and freight costs of $615,000 related to inefficiencies of two warehouse consolidation projects.
Selling, general and administrative expenses of $22,496,000 in the three months ended December 31, 2016 increased from $19,967,000 in the three months ended December 31, 2015 primarily due to incremental expenses related to the McCall and Blumenthal acquisitions of $2,137,000 (of which $1,484,000 represents acquisition costs) and $545,000, respectively; partially offset by lower severance of $258,000 and lower incentive compensation of $233,000.
Gain on bargain purchases of $19,711,000 in the three months ended December 31, 2016 related to the the acquisition of McCall on December 13, 2016. There was no such gain recorded in the three months ended December 31, 2015.
Interest expense, net of $86,000 in the three months ended December 31, 2016 increased from $39,000 in the three months ended December 31, 2015 primarily due to lower average balances of funds invested in short-term investments compared to the prior year.
Other income, net of $110,000 in the three months ended December 31, 2016 increased from $9,000 in the three months ended December 31, 2015 primarily due to favorable foreign currency transactions recorded in the current quarter compared to the same quarter in the prior year.
Income taxes, as a percentage of income before income taxes, were 12% and 36% in the three months ended December 31, 2016 and 2015, respectively. The decrease in income taxes, as a percentage of income before taxes, was primarily attributable to the non-taxable bargain purchase gain and differences between the financial statement bases and tax bases of assets acquired in the McCall acquisition during the third quarter of fiscal 2017. The remaining decrease was primarily related to the Company permanently reinvesting offshore earnings outside the United States at a lower income tax rate.
Net income for the three months ended December 31, 2016 was $29,969,000, or $3.29 per diluted share compared to $9,664,000, or $1.06 per diluted share for the comparable period in 2015. On a non-GAAP basis, adjusted earnings per diluted share were $1.26 as compared to $1.06 in the third quarter of fiscal 2016. Adjusted EBITDA, defined as earnings before interest, taxes, other income, and depreciation and amortization was $18,475,000 for the current quarter compared to $17,248,000 in the third quarter of fiscal 2016. See the Reconciliation of Certain Non-GAAP Measures section of this Item below.
Reconciliation of Certain Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) in this quarterly report on Form 10-Q, the Company has provided certain non-GAAP financial information, specifically adjusted earnings per diluted share and adjusted EBITDA. These measures are non-GAAP metrics that exclude various items that are detailed in the following financial tables reconciling U.S. GAAP results to non-GAAP results that are included in this quarterly report on Form 10-Q. Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because the information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company believes that the presentation of these financial measures enhances an investor’s ability to make period to period comparisons of the Company’s operating results. The presentation of our non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company has reconciled the non-GAAP information included in this quarterly report on Form 10-Q to the nearest U.S. GAAP measures, as required under the rules of the Securities and Exchange Commission regarding the use of non-GAAP financial measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income per diluted share	$3.29	$1.06	$3.70	$1.92
Gain on bargain purchases	(2.16)	—	(2.20)	—
Deal costs on purchase of McCall	0.16	—	0.16	—
Purchase accounting cost of goods sold (1)	0.05	—	0.05	—
Income tax impact	(0.07)	—	(0.07)	—
Adjusted earnings per diluted share (2)	$1.26	$1.06	$1.63	$1.92

Net income	$29,969	$9,664	$33,675	$17,825
Interest expense (income)	86	39	(7)	(43)
Other income, net	(110)	(9)	(212)	(9)
Income tax expense	4,248	5,527	6,515	10,281
Depreciation and amortization	2,057	2,027	6,327	6,129
Gain on bargain purchases	(19,711)	—	(20,087)	—
Deal costs on purchase of McCall	1,484	—	1,484	—
Purchase accounting cost of good sold (1)	452	—	452	—
Adjusted EBITDA	$18,475	$17,248	$28,147	$34,183
(1) Represents the fair market value adjustment for inventory related to McCall that was sold during the period.
(2) Adjusted earnings per diluted share may not foot due to rounding.
Investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with U.S. GAAP. In addition, because these measures are not calculated in accordance with U.S. GAAP, they may not be comparable to similarly titled measures employed by other companies.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2016, the Company had working capital of $204,267,000 and stockholders’ equity of $300,444,000. Operating activities used net cash of $25,602,000 during the nine months ended December 31, 2016 compared to $1,373,000 in the nine months ended December 31, 2015. Net cash used for operating activities during the nine months ended December 31, 2016 reflected our working capital requirements which resulted in an increase in accounts receivable of $62,763,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $1,486,000, partially offset by a decrease in other assets of $3,125,000, an increase in accounts payable of $3,255,000 due to the normal seasonal inventory build for the fiscal 2017 shipping season and an increase in other accrued liabilities of $6,975,000 due to increased accruals for royalties, freight and sales commissions. Included in net income for the nine months ended December 31, 2016 was a gain on bargain purchases of $20,087,000 related to the acquisitions of McCall and Schiff on December 13, 2016 and July 8, 2016, respectively, and non-cash charges for depreciation and amortization of $6,327,000, provision for accounts receivable allowances of $4,113,000 and share-based compensation of $1,161,000. Net cash used for operating activities during the nine months ended December 31, 2015 reflected our working capital requirements which resulted in an increase in accounts receivable of $38,974,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $1,588,000, partially offset by an increase in accounts payable of $4,498,000 due to the normal seasonal inventory build for the fiscal 2016 shipping season and an increase in other accrued liabilities of $5,602,000 due to increased accruals for royalties, freight and sales commissions. Included in net income for the nine months ended December 31, 2015 were non-cash charges for depreciation and amortization of $6,129,000, provision for accounts receivable allowances of $2,048,000, deferred tax provision of $1,409,000 and share-based compensation of $1,235,000.
Our investing activities provided net cash of $41,135,000 in the nine months ended December 31, 2016, consisting primarily of the proceeds from held-to-maturity securities of $60,000,000, partially offset by the purchase of the McCall and Schiff businesses of $15,039,000 and capital expenditures of $4,037,000. In the nine months ended December 31, 2015, our investing activities provided net cash of $5,282,000, consisting primarily of the proceeds from held-to-maturity securities of $70,000,000, partially offset by purchases of held-to-maturity securities of $59,683,000 and capital expenditures of $5,058,000.
Our financing activities used net cash of $5,579,000 in the nine months ended December 31, 2016, consisting primarily of payments of cash dividends of $5,453,000. In the nine months ended December 31, 2015, financing activities used net cash of $15,090,000, consisting primarily of purchases of treasury stock of $10,000,000 and payments of cash dividends of $4,953,000.
Under a stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 352,789 shares of the Company’s common stock for $10,000,000 during the nine months ended December 31, 2015. There were no repurchases of the Company's common stock by the Company during the nine months ended December 31, 2016. As of December 31, 2016, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At December 31, 2016, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the nine months ended December 31, 2016. The Company had approximately $453,000 of other debt outstanding and approximately $288,000 of capital leases outstanding at December 31, 2016. The Company is in compliance with all financial debt covenants as of December 31, 2016. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2016, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,136	—	—	—	$1,136
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of December 31, 2016, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2016. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 91 employees as of December 31, 2016, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
ACCOUNTING PRONOUNCEMENTS
See Note 9 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding product shipments expected to take place in the fourth quarter of fiscal 2017; the Company’s strategy to grow its presence in the largest retailers in North America by expanding and diversifying the Company’s product lines, including through acquisitions; pursuing new product initiatives within certain identified product categories; the expected future impact of legal proceedings; the anticipated effects of measures taken by the Company to respond to sales volume, cost and price pressures; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: uncertainties associated with forecasting future shipment volumes, including the risk that future shipments may fall short of management’s current estimates; general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties entering new markets and/or developing new and complementary products that drive incremental sales; information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; difficulties identifying and evaluating suitable acquisition opportunities; risks associated with acquisitions, including realization of intangible assets and recoverability of long-lived assets, and acquisition integration costs and the risk that the Company may not be able to integrate and derive the expected benefits from such acquisitions; risks associated with the Company’s warehouse consolidation projects, including the risk that expected efficiencies from the projects may not be realized in the timeframe currently anticipated by the Company; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2016 have not materially changed from March 31, 2016 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSS INDUSTRIES, INC.
(Registrant)

Date: February 7, 2017	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: February 7, 2017	By:	/s/ David F. McHugh
David F. McHugh
Vice President – Finance and Interim Chief Financial Officer
(principal financial and accounting officer)