Form 10-K
period 2017-03-31
CSS INDUSTRIES INC
filed 2017-06-07
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant is $227,459,330. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 30, 2016, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2017 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.
At June 2, 2017, there were outstanding 9,094,394 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

PART I
Item 1. Business.
General
CSS Industries, Inc. (“CSS” or the “Company”) is a consumer products company within the seasonal, celebrations and craft markets that is primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal, celebrations and craft social expression products, principally to mass market retailers.
Seasonal The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Products include Christmas packaging ribbons and bows, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, tissue paper, classroom exchange Valentine cards, Easter egg dyes and novelties, and educational products. Production forecasts for these products are generally known well in advance of shipment.
Celebrations The celebrations product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, the birth of a child. These products are primarily sold into mass and specialty retailers, floral and packaging wholesalers and distributors. Products include ribbons and bows, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery, stickers and other items that commemorate life's celebrations. Products in this category are generally ordered on a replenishment basis throughout the year.
Craft The craft product category is defined as products used for craft activities and includes ribbons, buttons, sewing patterns and accessories. These products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal, celebrations and craft product requirements. A substantial portion of CSS’ products are manufactured and packaged in the United States and warehoused and distributed from facilities in the United States, the United Kingdom and Australia, with the remainder sourced from foreign suppliers, primarily in Asia. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities. The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”), C.R. Gibson, LLC (“C.R. Gibson”) and The McCall Pattern Company, Inc. ("McCall"), and their respective subsidiaries.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2017 refers to the fiscal year ended March 31, 2017.
The strategy of CSS is to build on existing relationships with seasonal, celebrations and craft customers by expanding and diversifying its product lines and thereby growing our presence in the largest retailers in North America. This includes both capitalizing on opportunities for organic growth in existing businesses as well as acquiring companies which fit into appropriate acquisition parameters. We actively meet with seasonal, celebrations and craft companies to review and assess potential acquisition targets.
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain affiliated subsidiaries, through newly-formed subsidiaries ("McCall"), for approximately $13,914,000 in cash, plus transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,528,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $19,614,000 in the consolidated statements of operations in the fiscal year ended March 31, 2017.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Lawrence Schiff Silk Mills, Inc. ("Schiff") for $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately

$1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 in the consolidated statements of operations in the fiscal year ended March 31, 2017.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the net assets and business of Blumenthal Lansing Company, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was a leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. The acquisition was accounted for using the acquisition method, and $4,075,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. During fiscal 2017, the Company recorded a decrease in goodwill of $58,000 related to adjustments to acquired property, plant and equipment and current liabilities. For tax purposes, goodwill resulting from this acquisition is deductible.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the net assets and business of Hollywood Ribbon Industries, Inc. ("Hollywood Ribbon") for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred costs of approximately $760,000 in fiscal 2015, primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. The acquisition was accounted for using the acquisition method, and $745,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the assets and business of Carson & Gebel Ribbon Co., LLC ("Carson & Gebel") for approximately $5,173,000 in cash, including transaction costs of $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. The acquisition was accounted for using the acquisition method, and $553,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
Principal Products CSS designs, manufactures, procures, distributes and sells a broad range of craft and celebrations consumer products. Craft and celebrations consumer products include craft ribbon and buttons, sewing patterns, infant products, journals, all occasion boxed greeting cards, gift card holders, gift bags, gift wrap, floral accessories, memory books, scrapbooks, stationery, stickers and other gift and craft items, sold to its mass market, craft, specialty and floral retail and wholesale distribution customers. CSS also designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include packaging ribbon and bows, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, tissue paper and decorations. CSS’ Valentine product offerings include classroom exchange Valentine cards and other related Valentine products, while its Easter product offerings include Dudley’s® brand of Easter egg dyes and related Easter seasonal products. Its back-to-school products include teachers’ aids and other learning oriented products to the education market sold through mass market retailers, school supply distributors and teachers’ stores.
Key brands include Paper Magic®, Berwick®, Offray®, C.R. Gibson®, McCall’s®, Butterick®, Kwik Sew®, Vogue Patterns®, Markings®, Stepping Stones®, Tapestry®, Seastone®, Dudley’s®, Eureka®, Stickerfitti®, Favorite Findings® and La Mode®.
CSS operates twelve manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama, Kansas, the United Kingdom and Australia. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•
Ribbon and bows are primarily manufactured and warehoused in eight facilities located in Pennsylvania, Maryland, South Carolina and Alabama. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or imported from Mexico and Asia. Imported woven products are either narrow woven or converted from bulk rolls of wide width textiles. Domestic woven products are narrow woven.

•
Infant products, journals, educational products, memory books, scrapbooks, stationery, and other gift items are imported from Asian manufacturers and warehoused and distributed from two distribution facilities in Alabama.

•
Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in a facility located in New Hampshire or imported from Mexico. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Pennsylvania.

•
Sewing patterns are manufactured and distributed from a facility located in Manhattan, Kansas. Products are also warehoused and distributed from a distribution facility in the United Kingdom and a distribution facility in Australia.

Other products including, but not limited to, buttons, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, decorative tissue paper, classroom exchange Valentine products, Easter products, and decorations are produced to the specifications of CSS and are imported primarily from Asian manufacturers.
During our 2017 fiscal year, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.
Intellectual Property Rights CSS has a number of copyrights, patents, tradenames, trademarks and intellectual property licenses which are used in connection with its products. Substantially all of its designs and artwork are protected by copyright. Intellectual property license rights which CSS has obtained are viewed as especially important to the success of its classroom exchange Valentine cards and stickers. It is CSS’ view that its operations are not dependent upon any individual patent, tradename, trademark, copyright or intellectual property license. The collective value of CSS’ intellectual property is viewed as substantial, and CSS seeks to protect its rights in all patents, copyrights, tradenames, trademarks and intellectual property licenses.
Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in Pennsylvania, Georgia, Ohio, Tennessee, Texas and Hong Kong where buyers for major retail customers will typically visit for a presentation and review of the new lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Social stationery products are sold by a national organization of sales representatives that specialize in the gift and specialty channel, as well as by key account representatives. Craft ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers.
Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, independent card, gift and floral shops and retail teachers’ stores. Net sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 30% and 10%, respectively, of total net sales during fiscal 2017. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2017. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 61% of our sales in our 2017 fiscal year. Approximately 59% of the Company’s sales are attributable to celebrations and craft products with the remainder attributable to seasonal (Christmas, Valentine’s Day, Easter and back to-school) products. Approximately 30% of CSS’ sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, licensors, customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Sales terms for our seasonal products do not generally require payment until just before or just after the holiday, in accordance with industry practice. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. The Company has certain limited products, primarily sewing patterns, that are on consignment at mass market retailers and the Company recognizes the sale as products are sold to end consumers at point-of-sale terminals.
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

Competition CSS competes with various domestic and foreign companies in each of its seasonal, celebrations and craft categories. Some of our competitors are larger and have greater resources than the Company while many are smaller, private companies that we compete with across our product lines. CSS believes its products are competitively positioned in their primary markets. Since competition is based primarily on category knowledge, timely delivery, creative design, price and, with respect to seasonal products, the ability to serve major retail customers with single, combined product shipments for each holiday event, CSS believes that its focus on products, combined with consistent service levels, allows it to compete effectively in its core markets.
Backlog Production forecasts for products within our seasonal category are generally known well in advance of shipment. Orders for products within our celebrations and craft categories are generally ordered on a just-in-time replenishment basis by our customers and an order backlog does not typically exist, except when major program resets occur.
Employees
At June 2, 2017, approximately 1,540 persons were employed by CSS (increasing to approximately 1,830 as seasonal employees are added). The Company believes that relationships with its employees are satisfactory.
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 86 employees as of June 2, 2017, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
Approximately 59% of the Company’s sales are attributable to products within our celebrations and craft categories, with the remainder attributable to products in the seasonal category. Approximately 30% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal year, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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
A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates and Target Corporation accounted for approximately 30% and 10% of our sales, respectively, during our 2017 fiscal year. No other single customer accounted for 10% or more of our sales in fiscal 2017. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for approximately 61% of our sales in our 2017 fiscal year. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, with one or more of our large customers, including without limitation a loss or significant reduction in sales resulting from our failure or inability to comply with one or more of any of our customers’ sourcing requirements, may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

A portion of our products, primarily sewing patterns, are sold on a consignment basis by third party consignment sellers, including certain mass market retailers. Because of the nature of the consignment arrangement, we may be adversely affected if third party consignment sellers, including mass market retailers, experience difficulties in recording sales of the products to end consumers, or in accounting for, or paying us for, the sales of such products. Additionally, while the consigned products are physically stored with third parties, including third party consignment sellers, we do not have custody or control of such products, and the consigned products are subject to damage or loss, including, but not limited to, theft. Any failure or inability by third parties, including third party consignment sellers, to appropriately manage the consignment arrangement may adversely affect our business, results of operations and financial condition.
A portion of our products, primarily sewing patterns, are sold on a consignment basis by third party consignment sellers, including certain mass market retailers. Under the consignment arrangement, the applicable products are physically stored at third party locations, including mass market retailer store locations, and we retain title to the consigned products until such products are purchased by an end consumer. We recognize the sale of such consigned products at the time that the products are sold to the end consumer, as recorded at the applicable seller’s point-of-sale terminals. Under this arrangement, we are subject to the ability of third party consignment sellers, including mass market retailers, to appropriately record the sales of our consigned products to end consumers, and to appropriately account for, and pay us for, such recorded sales. The failure or inability of third party consignment sellers, including mass market retailers, to record sales of our consigned products, and to appropriately account for, and pay us for, such recorded sales may adversely affect our business, results of operations and financial condition. Additionally, while our consigned products are physically stored with third parties, including third party consignment sellers, we do not have custody or control of such products, and the consigned products are subject to damage or loss, including, but not limited to, theft. There can be no assurance that third parties, including third party consignment sellers, will appropriately handle, monitor, secure or protect our consigned products, and any failure or inability to do so may adversely affect our business, results of operations and financial condition.

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
For a large portion of our product lines, with the exception of our decorative ribbon and bow product lines, we use foreign suppliers to manufacture a significant portion of our products. Approximately 58% of our sales in fiscal 2017 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control (including without limitation risks associated with defective products), enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, acts of war, threats of war, terrorism, civil unrest, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.

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
We regularly evaluate potential acquisition opportunities to support, strengthen and grow our business. In fiscal 2017, we completed the acquisitions of substantially all of the businesses and assets of McCall and Schiff. In fiscal 2016, we completed the acquisition of substantially all of the business and assets of Blumenthal and in fiscal 2015, we completed the acquisitions of substantially all of the businesses and assets of Carson & Gebel and Hollywood Ribbon. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.
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

Unanticipated changes to our income tax liabilities may adversely affect our business, results of operations and financial condition.
As a corporation operating in various international jurisdictions, our business is subject to a wide variety of laws, regulations and policies, including, but not limited to, those of the United States, Canada, the United Kingdom, Australia and Hong Kong. There can be no assurance that laws, regulations and policies will not be changed in ways that will impact our income tax provision or our income tax assets and liabilities. We are also subject to income tax audits in the United States and foreign jurisdictions in which we operate. The tax laws to which we are subject are inherently complex and ambiguous, and we must interpret the applicable laws and make subjective judgments about both the expected outcome upon challenge by the applicable taxing authorities and our global provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is risk that the final determination of tax audits or tax disputes will be different from what is reflected in our historical income tax provisions and accruals. Tax authorities in the various jurisdictions in which we have a presence and conduct business may disagree with our tax positions and assess additional taxes.

Additionally, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Increases in our income tax liabilities or risks related to the realization of our deferred tax assets as a result of any of the foregoing could adversely affect our business, results of operations and financial condition.

Further, as a company based in the United States but doing business in international markets through subsidiaries, we are subject to intercompany pricing rules in the jurisdictions where we operate. Tax rates vary from country to country, and if regulators determine that our profits in one jurisdiction should be increased, we may not be able to fully offset the adjustment in the other jurisdictions, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development (“OECD”) has adopted guidelines regarding base erosion and profit shifting. As a result of the adoption of these guidelines by the OECD, individual taxing jurisdictions have also adopted some form of these guidelines as well. As such, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. An increase in our effective tax rate may adversely affect our business, results of operations and financial condition.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities in the United States:

	Use	Approximate Square Feet
Location		Owned	Leased
Danville, Pennsylvania	Distribution	133,000	—
Berwick, Pennsylvania	Manufacturing and distribution	213,000	—
Berwick, Pennsylvania	Manufacturing and distribution	220,000	—
Berwick, Pennsylvania	Distribution	226,000	—
Berwick, Pennsylvania	Distribution	—	431,000
Newville, Pennsylvania	Distribution	—	137,000
Hagerstown, Maryland	Manufacturing and distribution	284,000	—
Batesburg, South Carolina	Manufacturing	229,000	—
Florence, Alabama	Distribution	—	100,000
Florence, Alabama	Distribution	—	180,000
Milford, New Hampshire	Manufacturing	—	58,000
Manhattan, Kansas	Manufacturing and distribution	282,000	—
Total		1,587,000	906,000
In addition to the above facilities located in the United States, the Company also owns a 58,000 square foot distribution facility in the United Kingdom and leases a 17,000 square foot distribution facility in Australia. The Company also utilizes owned and leased space aggregating approximately 215,000 square feet for various marketing and administrative purposes, including approximately 9,000 square feet utilized as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Plymouth Meeting, Pennsylvania.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2017 and fiscal 2016.

Fiscal 2017			Dividends Declared
	High	Low
First Quarter	$28.45	$26.06	$0.20
Second Quarter	28.49	24.85	0.20
Third Quarter	28.97	24.35	0.20
Fourth Quarter	28.71	23.48	0.20

Fiscal 2016			Dividends Declared
	High	Low
First Quarter	$30.71	$27.27	$0.18
Second Quarter	31.13	25.00	0.18
Third Quarter	30.83	25.21	0.18
Fourth Quarter	28.96	24.47	0.20
At June 2, 2017, there were approximately 4,200 holders of the Company’s common stock and there were no shares of preferred stock outstanding.
The ability of the Company to pay any cash dividends on its common stock is dependent on the Company’s earnings and cash requirements and is further limited by maintaining compliance with financial covenants contained in the Company’s credit facilities. The Company anticipates that quarterly cash dividends will continue to be paid in the future.

Performance Graph
The graph below compares the cumulative total stockholders’ return on the Company’s common stock for the period from April 1, 2012 through March 31, 2017, with (i) the cumulative total return on the Standard and Poors 500 (“S&P 500”) Index and (ii) a peer group, as described below (assuming the investment of $100 in our common stock, the S&P 500 Index, and the peer group on April 1, 2012 and reinvestment of all dividends).
The peer group utilized consists of Ennis, Inc., JAKKS Pacific, Inc. and Lifetime Brands, Inc. (the “Peer Group”). The Company selected this group as its Peer Group because they are engaged in businesses that are sometimes categorized with the Company’s business. However, management believes that a comparison of the Company’s performance to this Peer Group will be flawed, because the businesses of the Peer Group companies are in large part different from the Company’s business. In this regard, Lifetime Brands is principally focused on food preparation, tabletop and home décor, competing only with some of the Company’s products; and the other companies principally engage in printing services or sell juvenile products.

Item 6. Selected Financial Data.

	Years Ended March 31,
	2017 (a)	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$322,431	$317,017	$313,044	$320,459	$364,193
Income from continuing operations before income taxes	29,687	26,641	26,641	27,700	22,637
Income from continuing operations	28,504	17,236	16,954	18,564	15,588
Income (loss) from discontinued operations, net of tax	—	—	—	205	(361)
Net income	28,504	17,236	16,954	18,769	15,227

Net income (loss) per common share:
Basic:
Continuing operations	$3.14	$1.88	$1.82	$1.98	$1.63
Discontinued operations	$—	$—	$—	$0.02	$(0.04)
Total	$3.14	$1.88	$1.82	$2.00	$1.59
Diluted:
Continuing operations	$3.13	$1.87	$1.80	$1.97	$1.63
Discontinued operations	$—	$—	$—	$0.02	$(0.04)
Total	$3.13	$1.87	$1.80	$1.99	$1.59

Balance Sheet Data:
Working capital	$196,106	$176,886	$190,047	$183,395	$170,537
Total assets	339,194	309,926	309,473	293,535	289,180
Current portion of long-term debt	220	—	—	—	—
Long-term debt, net of current portion	456	—	—	—	—
Stockholders’ equity	294,154	271,490	270,255	257,216	248,978

Cash dividends declared per common share	$0.80	$0.74	$0.63	$0.60	$0.60

(a) In fiscal 2017, the Company recorded a non-taxable bargain purchase gain of $19,990,000 related to the acquisition of substantially all of the net assets and business of McCall on December 13, 2016 and the acquisition of all of the assets of Schiff on July 8, 2016. These acquisitions were accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $35,029,000 exceeding the amount paid of $15,039,000. See Note 2 to the consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Approximately 59% of the Company’s sales are attributable to products within our celebrations and craft categories, with the remainder attributable to products in the seasonal category. The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment. The celebrations product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, the birth of a child. These products are primarily sold into mass and specialty retailers, floral and packaging wholesalers and distributors. Products in this category are generally ordered on a replenishment basis throughout the year. The craft product category reflects products used for craft activities and includes ribbons, buttons, sewing patterns and accessories. These products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
The Company has relatively high market share in many products across its categories. Many of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented their bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines and in our non-retail packaging and floral product lines due to a decline in usage by consumers.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core Christmas product offerings which has allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to seasonal, celebrations and craft products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide foreign-sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness.
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
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries, through newly-formed subsidiaries ("McCall"), for approximately $13,914,000 in cash plus transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,528,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $19,614,000 in the consolidated statements of operations in the fiscal year ended March 31, 2017.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Schiff for $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 in the consolidated statements of operations in the fiscal year ended March 31, 2017.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the net assets and business of Blumenthal for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was a leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. The acquisition was accounted for using the acquisition method, and

$4,075,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet. During fiscal 2017, the Company recorded a decrease in goodwill of $58,000 related to adjustments to acquired property, plant and equipment and current liabilities. For tax purposes, goodwill resulting from this acquisition is deductible.
On February 19, 2015, a subsidiary of the Company completed the acquisition of substantially all of the net assets and business of Hollywood Ribbon for approximately $12,903,000 in cash, including transaction costs of approximately $121,000. The Company also incurred costs of approximately $760,000 in fiscal 2015 primarily related to services performed under a transition service agreement and costs related to the relocation of inventory and equipment. Hollywood Ribbon was a manufacturer, distributor and supplier of ribbon, bows and similar products to mass market retailers and national grocery, drug store, party and craft, and discount chains. The acquisition was accounted for using the acquisition method, and the excess of cost over fair value of the net tangible and identifiable intangible assets acquired of $745,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
On May 19, 2014, a subsidiary of the Company completed the acquisition of substantially all of the assets and business of Carson & Gebel for approximately $5,173,000 in cash, including transaction costs of approximately $31,000. Carson & Gebel was a manufacturer, distributor and supplier of decorative ribbon and similar products to wholesale florists, packaging distributors and bow manufacturers. Key product categories include cut edge acetate ribbon and velvet ribbon used in everyday and holiday floral arrangements. The acquisition was accounted for using the acquisition method, and the excess of cost over fair value of the net tangible and identifiable intangible assets acquired of $553,000 was recorded as goodwill in the accompanying consolidated balance sheet. For tax purposes, goodwill resulting from this acquisition is deductible.
Litigation
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
Results of Operations
Fiscal 2017 Compared to Fiscal 2016
Consolidated net sales for fiscal 2017 increased to $322,431,000 from $317,017,000 in fiscal 2016. The increase in net sales was substantially due to incremental sales of buttons of $11,609,000 related to the Blumenthal acquisition on February 2, 2016. Also contributing to the sales increase were sales of sewing patterns of $8,133,000 related to the McCall acquisition on December 13, 2016. There was a decline in sales of Christmas products, primarily cards of $5,895,000 and ribbons and bows of $2,173,000, which was offset by higher sales of $3,310,000 in Christmas gift wrap and gift bags. In our celebrations category, we had a decline of $3,643,000 in sales of packaging and floral supplies which was partially offset by higher sales of journals and stationery products of $1,497,000. The remaining sales decline was primarily associated with lower craft sales of $9,341,000, particularly craft ribbons and bows, which was partially attributable to shipping issues encountered in our warehouse consolidation project discussed further below.
Cost of sales, as a percentage of net sales, increased to 71% in fiscal 2017 compared to 68% in fiscal 2016 partially due to the recognition of the McCall inventory step-up through cost of sales in the amount of $3,577,000, which relates to the portion of acquired inventory that was sold during the period. In connection with the acquisition of McCall, the inventory acquired was marked up to estimated fair value, which will be recognized through cost of sales as the inventory turns. Also contributing to the increase were higher distribution and freight costs of $3,015,000 related to costs and inefficiencies of two warehouse consolidation projects. The warehouse consolidation projects involved the closing of a distribution facility in El Paso, Texas in the fourth quarter of fiscal 2016 and the closing of a manufacturing and distribution facility in Lansing, Iowa, which was acquired as part of the Blumenthal acquisition, in the second quarter of fiscal 2017. The Company consolidated the distribution operations of the two closed facilities into the Company's existing distribution facilities in Florence, Alabama.
Selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, increased to 26% in fiscal 2017 compared to 24% in fiscal 2016 primarily due to incremental costs related to the McCall and Blumenthal acquisitions of $7,184,000 (of which $2,473,000 represents transaction and transition costs) and $1,225,000, respectively; higher recruiting and relocation costs of $517,000; higher legal fees of $506,000, partially relating to the Company's participation in "sunset" review proceedings conducted by the U.S. Department of Commerce and the U.S. International Trade Commission in connection with the fifth anniversary of the initiation of trade remedies on certain imported narrow woven ribbon products, which proceedings concluded in the Company's favor in August 2016; higher professional fees of $384,000 primarily related to tax consulting services; and higher product development costs of $270,000. Partially offsetting these increases were lower payroll related expenses of $3,002,000.
Gain on bargain purchases of $19,990,000 in fiscal 2017 related to the acquisitions of McCall on December 13, 2016 and Schiff on July 8, 2016. These acquisitions were accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $35,029,000 exceeding the amount paid of $15,039,000. There was no such gain recorded in fiscal 2016.
Interest expense, net was $29,000 in fiscal 2017 compared to interest income, net of $112,000 in fiscal 2016. The change was primarily due to lower average balances of funds invested in short-term investments compared to the prior year.
Income taxes, as a percentage of income before income taxes, were 4% in fiscal 2017 and 35% in 2016. The decrease in income taxes, as a percentage of income before taxes, was primarily attributable to the non-taxable bargain purchase gain related to the McCall and Schiff acquisitions in the current fiscal year, representing an approximately 21% decrease in tax rate compared to the prior year. There was also a decrease of approximately 8% related to the permanent reinvestment of current year foreign earnings that will not be taxed in the United States.
Net income for the fiscal year ended March 31, 2017 was $28,504,000, or $3.13 per diluted share compared to $17,236,000, or $1.87 per diluted share in fiscal 2016.
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
SG&A expenses, as a percentage of net sales, was 24% in fiscal 2016 and 2015. The transaction and transition costs of $1,109,000 related to the acquisition of substantially all of the business and assets of Blumenthal on February 2, 2016 recorded in fiscal 2016 substantially offset costs of approximately $1,111,000 that were recorded in fiscal 2015 related to a mergers and acquisition project that was terminated.

Interest income, net was $112,000 in fiscal 2016 compared to interest expense, net $7,000 in fiscal 2015. The change was primarily due to higher average balances of funds invested in short-term investments, as well as higher rates of return on invested balances, compared to the prior year.
Income taxes, as a percentage of income before income taxes, were 35% in fiscal 2016 and 36% in 2015. The decrease in income taxes, as a percentage of income before income taxes, was primarily attributable to an increase in the tax benefit related to the domestic manufacturing tax deduction recorded in fiscal 2016 compared to the prior year.
Net income for the year ended March 31, 2016 increased 2% to $17,236,000 from $16,954,000 in fiscal 2015.
Liquidity and Capital Resources
At March 31, 2017 and 2016, the Company had working capital of $196,106,000 and $176,886,000, respectively, and stockholders’ equity of $294,154,000 and $271,490,000, respectively. Operating activities provided net cash of $14,871,000 in fiscal 2017 compared to $15,123,000 in fiscal 2016 and $32,991,000 in fiscal 2015. Net cash provided by operating activities in fiscal 2017 reflects our working capital requirements which resulted in an increase in accounts receivable of $6,095,000, a decrease in prepaid expenses and other assets of $2,506,000, a decrease in accounts payable of $1,153,000 and a decrease in accrued expenses and long-term obligations of $2,473,000. Included in fiscal 2017 net income was a non-cash gain on bargain purchases of $19,990,000 related to the acquisitions of McCall and Schiff on December 13, 2016 and July 8, 2016, respectively, and non-cash charges for depreciation and amortization of $8,477,000, provision for accounts receivable allowances of $5,188,000, share-based compensation of $1,653,000 and a deferred tax benefit of $1,608,000. Net cash provided by operating activities in fiscal 2016 reflects our working capital requirements which resulted in an increase in accounts receivable of $4,268,000, an increase in inventory of $4,674,000, an increase in other assets of $4,627,000 and a decrease in accrued expenses and long-term obligations of $3,176,000. Included in fiscal 2016 net income were non-cash charges for depreciation and amortization of $8,308,000, provision for accounts receivable allowances of $2,712,000, a deferred tax provision of $1,868,000 and share-based compensation of $1,654,000. Net cash provided by operating activities in fiscal 2015 reflects our working capital requirements which resulted in a decrease in accounts receivable of $1,593,000, a decrease in other assets of $1,248,000 and an increase in accounts payable of $2,253,000, offset by an increase in inventory of $2,903,000. Included in fiscal 2015 net income were non-cash charges for depreciation and amortization of $7,878,000, provision for accounts receivable allowances of $2,143,000, share-based compensation of $2,038,000 and a deferred tax provision of $1,666,000.
Net cash provided by our investing activities was $20,287,000 in fiscal 2017, consisting primarily of maturities of investment securities of $60,000,000, partially offset by the purchase of held-to-maturity investment securities of $19,928,000, purchase of businesses of $15,039,000 and capital expenditures of $4,957,000. In fiscal 2016, our investing activities consisted primarily of the purchase of held-to-maturity investment securities of $84,632,000, purchase of businesses of $19,545,000 and capital expenditures of $6,411,000, partially offset by maturities of investment securities of $95,000,000 and proceeds from sale of assets of $1,530,000. In fiscal 2015, our investing activities consisted primarily of the purchase of held-to-maturity investment securities of $69,749,000, purchase of businesses of $15,146,000 and capital expenditures of $3,924,000, partially offset by maturities of investment securities of $30,000,000.
Our financing activities used net cash of $7,456,000, $17,567,000 and $5,969,000 in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, our financing activities consisted primarily of payments of cash dividends of $7,273,000. In fiscal 2016, our financing activities consisted primarily of purchases of treasury stock of $11,274,000 and payments of cash dividends of $6,764,000. In fiscal 2015, our financing activities consisted primarily of payments of cash dividends of $5,878,000.
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
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 397,789 shares (inclusive of the 45,000 shares described above) of the Company’s common stock for $11,274,000 (inclusive of the $1,274,000 described above) in fiscal 2016. There were no repurchases of the Company's common stock by the Company during fiscal 2017 and 2015. As of March 31, 2017, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
The Company relies primarily on cash on hand, cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. The Company has not borrowed from its revolving credit facility since fiscal 2012. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company’s seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. For information concerning this credit facility, see Note 8 to the consolidated financial statements. At March 31, 2017, there were no borrowings outstanding under the Company’s revolving credit facility.
Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.

As of March 31, 2017, the Company’s contractual obligations and commitments are as follows (in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt (1)	$165	$275	$—	$—	$440
Capital lease obligations	86	161	46	—	293
Operating leases	6,575	10,471	6,603	10,418	34,067
Other long-term obligations (2)	215	642	291	1,135	2,283
Royalty obligations (3)	1,161	3,168	—	—	4,329
	$8,202	$14,717	$6,940	$11,553	$41,412

(1)	Long-term debt includes interest payments related to an equipment financing agreement.

(2)
Other long-term obligations consist primarily of postretirement medical liabilities, deferred compensation arrangements and pension obligations. Future timing of payments for other long-term obligations is estimated by management.

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
As of March 31, 2017, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,097	$—	$—	$—	$1,097
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
Revenue
Revenue is recognized from most product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company has certain limited products, primarily sewing patterns, that are on consignment at mass market retailers and the Company recognizes the sale as products are sold to end consumers at point-of-sale terminals. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. In limited cases, the Company may provide the right to return product as part of its customer programs with certain customers. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are shown as a reduction of accounts receivable, except for reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.

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

Inventory Valuation
Inventories are valued at the lower of cost or market. Cost is primarily determined by the first-in, first-out method although certain inventories are valued based on the last-in, first-out method. The Company writes down its inventory for estimated obsolescence in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. Additional inventory write downs could result from unanticipated additional carryover of finished goods and raw materials, or from lower proceeds offered by parties in our traditional closeout channels. In connection with the acquisition of McCall on December 13, 2016, there was a step-up to fair value of the inventory acquired of $21,773,000 recorded at the date of acquisition. This was a result of the inventory acquired being marked up to estimated net selling price in purchase accounting, and is recognized through cost of sales as the inventory turns. The amount of step-up to fair value of the acquired inventory remaining as of March 31, 2017 was $18,187,000. The Company expects the acquired inventory to be sold through the first quarter of fiscal 2019. See Note 2 to the consolidated financial statements for further discussion of the McCall acquisition.
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
In connection with the Company’s review of the recoverability of its goodwill as it prepared its financial statements for the fiscal year ended March 31, 2017, the Company elected not to perform a qualitative assessment of its goodwill and proceeded directly to the more detailed two step impairment test. The results of our testing indicated that the fair value of each reporting unit exceeded the carrying value of the reporting unit, indicating that there was no impairment of goodwill. In connection with the Company's review of the recoverability of other intangibles as it prepared its financial statements for the fiscal year ended March 31, 2017, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In connection with the recoverability of property, plant and equipment, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. No impairment of assets was recorded in the fiscal year ended March 31, 2017. In connection with the Company’s review of the recoverability of its goodwill, other intangibles and long-lived assets as it prepared its financial statements for the fiscal years ended March 31, 2016 and 2015, the fair value of all goodwill, other intangible assets and long-lived assets reflected on the Company’s consolidated balance sheets as of March 31, 2016 and 2015 was in excess of the carrying value and no impairment was recorded. See Note 3 to the consolidated financial statements for further discussion.
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
Forward-Looking and Cautionary Statements
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding: future organic growth; future growth through acquisitions; the pursuit of new product initiatives; the Company's future ability to provide unique added value to its customers; the period of time over which inventory acquired as part of the McCall acquisition will be sold; the future continuation of quarterly cash dividend payments; the expected future impact of legal proceedings; the Company’s view that its risk exposure with regard to foreign currency fluctuations is insignificant; estimated future amortization expense; the future recognition of unrecognized compensation expense; future lease payments and other contractual obligations and commitments; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); difficulties achieving organic growth; information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including difficulties identifying and evaluating suitable acquisition opportunities, realization of intangible assets and recoverability of long-lived assets, acquisition integration costs, and the risk that the Company may not be able to integrate and derive the expected benefits from acquisitions; risks associated with the combination of the facilities and/or operations of the Company's operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and, where considered appropriate, managed by the Company as described below.
Interest Rate Risk
The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2017, the Company had held-to-maturity investments of $19,931,000 consisting of commercial paper with original maturities at the date of purchase of three months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Pursuant to the Company’s variable rate line of credit in effect during fiscal 2017, a change in the

London Interbank Offered Rate (LIBOR) would have affected the rate at which the Company could borrow funds thereunder. However, the Company had no borrowings under its revolving credit facility during fiscal 2017.
Foreign Currency Risk
Approximately 1% of the Company’s sales in fiscal 2017 were denominated in a foreign currency.
The Company considers its risk exposure with regard to foreign currency fluctuations insignificant for its subsidiaries in the United States as it enters into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company has designated its foreign currency forward contracts as fair value hedges. The gains or losses on the fair value hedges are recognized in earnings and generally offset the transaction gains or losses on the foreign denominated assets of its domestic operations that they are intended to hedge.
The Company has wholly-owned subsidiaries in Hong Kong, the United Kingdom, Australia and New Zealand. The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We currently do not transact a material amount of business in a foreign currency and therefore fluctuations in exchange rates will not have a material impact on our financial statements. However, if we pursue additional opportunities in international markets, our international presence could grow. If we enter into any material transactions in a foreign currency or establish or acquire subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSS Industries, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
June 7, 2017
Philadelphia, PA

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$47,693	$19,927
Short-term investments	19,931	59,806
Accounts receivable, net of allowances of $1,283 and $1,363	48,814	45,144
Inventories	105,258	73,022
Prepaid expenses and other current assets	10,793	12,792
Total current assets	232,489	210,691
Net property, plant and equipment	35,764	27,053
Deferred income taxes	—	3,193
Other assets:
Goodwill	19,916	19,974
Intangible assets, net of accumulated amortization of $17,928 and $14,624	43,879	42,183
Other	7,146	6,832
Total other assets	70,941	68,989
Total assets	$339,194	$309,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$—
Accounts payable	14,223	14,463
Accrued payroll and other compensation	7,884	9,016
Accrued customer programs	5,030	3,275
Accrued other expenses	9,026	7,051
Total current liabilities	36,383	33,805
Long-term debt, net of current portion	456	—
Deferred income taxes	4,430	—
Other long-term obligations	3,771	4,631
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2017 and 2016	1,470	1,470
Additional paid-in capital	57,997	56,157
Retained earnings	382,807	364,030
Accumulated other comprehensive loss, net of tax	(63)	(62)
Common stock in treasury, 5,616,319 and 5,670,819 shares, at cost	(148,057)	(150,105)
Total stockholders’ equity	294,154	271,490
Total liabilities and stockholders’ equity	$339,194	$309,926
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2017	2016	2015
Net sales	$322,431	$317,017	$313,044
Costs and expenses
Cost of sales	229,342	214,746	211,342
Selling, general and administrative expenses	83,375	76,047	75,062
Gain on bargain purchases	(19,990)	—	—
Interest expense (income), net	29	(112)	7
Other income, net	(12)	(305)	(8)
	292,744	290,376	286,403
Income before income taxes	29,687	26,641	26,641
Income tax expense	1,183	9,405	9,687
Net income	$28,504	$17,236	$16,954

Net income per common share:
Basic	$3.14	$1.88	$1.82
Diluted	$3.13	$1.87	$1.80

Weighted average shares outstanding:
Basic	9,074	9,147	9,326
Diluted	9,115	9,239	9,410

Comprehensive income:
Net income	$28,504	$17,236	$16,954
Currency translation adjustment	45	—	—
Pension and postretirement benefits, net of tax	(46)	29	(72)
Comprehensive income	$28,503	$17,265	$16,882

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$28,504	$17,236	$16,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,477	8,308	7,878
Accretion of investment discount	(196)	(329)	(234)
Provision for accounts receivable allowances	5,188	2,712	2,143
Deferred tax (benefit) provision	(1,608)	1,868	1,666
Gain on bargain purchases	(19,990)	—	—
Loss (gain) on sale or disposal of assets	88	(120)	(16)
Share-based compensation expense	1,653	1,654	2,038
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,095)	(4,268)	1,593
Inventories	(30)	(4,674)	(2,903)
Prepaid expenses and other assets	2,506	(4,627)	1,248
Accounts payable	(1,153)	539	2,253
Accrued expenses and long-term obligations	(2,473)	(3,176)	371
Net cash provided by operating activities	14,871	15,123	32,991
Cash flows from investing activities:
Maturities of investment securities	60,000	95,000	30,000
Purchase of held-to-maturity investment securities	(19,928)	(84,632)	(69,749)
Purchase of businesses, net of cash received of $2,778 in 2015	(15,039)	(19,545)	(15,146)
Purchase of property, plant and equipment	(4,957)	(6,411)	(3,924)
Purchase of intangibles	(100)	—	—
Proceeds from sale of assets	311	1,530	26
Net cash provided by (used for) investing activities	20,287	(14,058)	(58,793)
Cash flows from financing activities:
Payments on long-term debt	(65)	—	—
Payment of financing transaction costs	—	—	(112)
Dividends paid	(7,273)	(6,764)	(5,878)
Purchase of treasury stock	—	(11,274)	—
Proceeds from exercise of stock options	123	770	46
Payments for tax withholding on net restricted stock settlements	(527)	(520)	(293)
Tax effect of stock awards	286	221	268
Net cash used for financing activities	(7,456)	(17,567)	(5,969)
Effect of exchange rate changes on cash	64	—	—
Net increase (decrease) in cash and cash equivalents	27,766	(16,502)	(31,771)
Cash and cash equivalents at beginning of period	19,927	36,429	68,200
Cash and cash equivalents at end of period	$47,693	$19,927	$36,429
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2014	—	$—	14,703,084	$1,470	$52,117	$347,469	$(19)	(5,408,246)	$(143,821)	$257,216
Share-based compensation expense	—	—	—	—	2,038	—	—	—	—	2,038
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(760)	—	22,899	806	46
Issuance of common stock under equity plan	—	—	—	—	—	(1,318)	—	26,013	1,025	(293)
Tax effect of stock awards	—	—	—	—	268	—	—	—	—	268
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(24)	—	—	—	—	(24)
Cash dividends ($.63 per common share)	—	—	—	—	—	(5,878)	—	—	—	(5,878)
Postretirement medical plan, net of tax	—	—	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	16,954	—	—	—	16,954
Balance, March 31, 2015	—	—	14,703,084	1,470	54,399	356,467	(91)	(5,359,334)	(141,990)	270,255
Share-based compensation expense	—	—	—	—	1,654	—	—	—	—	1,654
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(895)	—	47,560	1,665	770
Issuance of common stock under equity plan	—	—	—	—	—	(2,014)	—	38,744	1,494	(520)
Purchase of treasury shares	—	—	—	—	—	—	—	(397,789)	(11,274)	(11,274)
Tax effect of stock awards	—	—	—	—	221	—	—	—	—	221
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(117)	—	—	—	—	(117)
Cash dividends ($.74 per common share)	—	—	—	—	—	(6,764)	—	—	—	(6,764)
Postretirement medical plan, net of tax	—	—	—	—	—	—	29	—	—	29
Net income	—	—	—	—	—	17,236	—	—	—	17,236
Balance, March 31, 2016	—	—	14,703,084	1,470	56,157	364,030	(62)	(5,670,819)	(150,105)	271,490
Share-based compensation expense	—	—	—	—	1,653	—	—	—	—	1,653
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(373)	—	14,177	496	123
Issuance of common stock under equity plan	—	—	—	—	—	(2,079)	—	40,323	1,552	(527)
Tax effect of stock awards	—	—	—	—	286	—	—	—	—	286
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(99)	—	—	—	—	(99)
Cash dividends ($.80 per common share)	—	—	—	—	—	(7,275)	—	—	—	(7,275)
Pension and postretirement benefits, net of tax	—	—	—	—	—	—	(46)	—	—	(46)
Foreign currency translation adjustments	—	—	—	—	—	—	45	—	—	45
Net income	—	—	—	—	—	28,504	—	—	—	28,504
Balance, March 31, 2017	—	$—	14,703,084	$1,470	$57,997	$382,807	$(63)	(5,616,319)	$(148,057)	$294,154
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example fiscal 2017 refers to the fiscal year ended March 31, 2017.
Principles of Consolidation
The consolidated financial statements include the accounts of CSS Industries, Inc. and all of its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
Nature of Business
CSS is a consumer products company within the seasonal, celebrations and craft markets that is primarily engaged in the design, manufacture, procurement, distribution and sale of seasonal, celebrations and craft social expression products, principally to mass market retailers.
Seasonal The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Products include Christmas packaging ribbons and bows, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, tissue paper, classroom exchange Valentine cards, Easter egg dyes and novelties, and educational products. Production forecasts for these products are generally known well in advance of shipment.
Celebrations The celebrations product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, the birth of a child. These products are primarily sold into mass and specialty retailers, floral and packaging wholesalers and distributors. Products include ribbons and bows, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery, stickers and other items that commemorate life's celebrations. Products in this category are generally ordered on a replenishment basis throughout the year.
Craft The craft product category is defined as products used for craft activities and includes ribbons, buttons, sewing patterns and accessories. These products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their seasonal product requirements. A substantial portion of CSS’ products are manufactured, packaged and/or warehoused in facilities located in the United States, the United Kingdom and Australia, with the remainder purchased primarily from manufacturers in Asia and Mexico. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains a showroom in Hong Kong as well as a purchasing office to administer Asian sourcing opportunities.
The Company’s principal operating subsidiaries include Berwick Offray LLC (“Berwick Offray”), Paper Magic Group, Inc. (“Paper Magic”), C.R. Gibson, LLC (“C.R. Gibson”) and The McCall Pattern Company, Inc. ("McCall"), and their respective subsidiaries. As further discussed in Note 2 to the consolidated financial statements, the Company acquired substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries, through newly-formed subsidiaries, on December 13, 2016.
Of its 1,540 employees (increasing to approximately 1,830 as seasonal employees are added), there are 86 employees that are represented by a labor union. The collective bargaining agreement with the labor union representing the production and maintenance employees in Hagerstown, Maryland remains in effect until December 31, 2017. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.

Reclassification
Certain prior period amounts have been reclassified to conform with the current year classification.
Foreign Currency Translation and Transactions
The Company's foreign subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and all income and expense accounts at average rates during the year. Translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions (denominated in currencies other than the local currency) are not material and are included in other income, net in the consolidated statements of operations.
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
Short-Term Investments
The Company categorizes and accounts for its short-term investment holdings as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost which approximates fair market value at March 31, 2017 and 2016. This categorization is based upon the Company's positive intent and ability to hold these securities until maturity. Short-term investments at March 31, 2017 consisted of commercial paper with an amortized cost of $19,931,000 and mature in fiscal 2018. Short-term investments at March 31, 2016 consisted of commercial paper with an amortized cost of $59,806,000 and matured in fiscal 2017.
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

Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or market, which was $134,000 and $143,000 at March 31, 2017 and 2016, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $578,000 and $599,000 at March 31, 2017 and 2016, respectively. Inventories consisted of the following (in thousands):

	March 31,
	2017	2016
Raw material	$11,210	$11,392
Work-in-process	18,316	17,745
Finished goods	75,732	43,885
	$105,258	$73,022

In connection with the acquisition of McCall on December 13, 2016, there was a step-up to fair value of the inventory acquired in the amount of $21,773,000 recorded at the date of acquisition. This was a result of the inventory acquired being marked up to estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory turns. The amount of step-up to fair value of the acquired inventory remaining as of March 31, 2017 was $18,187,000. The Company expects the acquired inventory to be sold through the first quarter of fiscal 2019. See Note 2 to the consolidated financial statements for further discussion of the McCall acquisition.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2017	2016
Land	$5,838	$2,508
Buildings, leasehold interests and improvements	40,661	34,317
Machinery, equipment and other	89,917	87,675
	136,416	124,500
Less – Accumulated depreciation and amortization	(100,652)	(97,447)
Net property, plant and equipment	$35,764	$27,053
Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years
When property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the consolidated balance sheet. Any gain or loss from the disposition of property, plant and equipment is included in other income, net. During the fourth quarter of fiscal 2016, the Company sold a former manufacturing facility, previously recorded as an asset held for sale and recognized a gain of $159,000. Maintenance and repairs are expensed as incurred while improvements are capitalized and depreciated over their estimated useful lives.
With the acquisition of McCall, there were assets acquired under capital lease obligations. As further discussed in Note 2 to the financial statements, the purchase price of the McCall acquisition was allocated based on the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. The Company maintained no assets under capital leases as of March 31, 2016. Depreciation expense was $5,173,000, $5,643,000 and $6,027,000 for the years ended March 31, 2017, 2016 and 2015, respectively.
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
The Company elected not to perform a qualitative assessment of its goodwill and proceeded directly to the more detailed two step impairment test. The results of our testing indicated that the fair value of each reporting unit exceeded the carrying value of the reporting unit, indicating that there was no impairment of goodwill. In connection with the Company's review of the recoverability of other intangibles for the fiscal year ended March 31, 2017, the fair value of other intangible assets was in excess of the carrying value and no impairment was recorded. In each of fiscal 2016 and 2015, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangible assets. The Company determined that no impairment of intangible assets existed in fiscal 2016 or in fiscal 2015.

In connection with the Company’s review of the recoverability of its long-lived assets for the fiscal years ended March 31, 2017, 2016 and 2015, no circumstances were identified that indicated the carrying value of the assets may not be recoverable. There was no impairment of assets recorded in fiscal 2017, 2016 or 2015.

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
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other income, net as offsets of gains and losses resulting from the underlying hedged transactions. Realized gains of $56,000, $151,000 and $183,000 were recorded in the fiscal year ended March 31, 2017, 2016 and 2015, respectively. There were no open foreign currency forward exchange contracts as of March 31, 2017 and 2016.
 Interest Expense (Income)
Interest expense was $298,000, $288,000 and $281,000 in the years ended March 31, 2017, 2016 and 2015, respectively. Interest income was $269,000, $400,000 and $274,000 in the years ended March 31, 2017, 2016 and 2015, respectively.
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
Revenue Recognition
Revenue is recognized from most product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company has certain limited products, primarily sewing patterns, that are on consignment at mass market retailers and the Company recognizes the sale as products are sold to end consumers as recorded at point-of-sale terminals. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. In limited cases, the Company may provide the right to return product as part of its customer programs with certain customers. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are shown as a reduction of accounts receivable, except for reserves for customer programs which are shown as a current liability. If the amount of actual customer returns and chargebacks were to increase or decrease significantly from the estimated amount, revisions to the estimated allowance would be required.
Product Development Costs
Product development costs consist of purchases of outside artwork, printing plates, cylinders, catalogs and samples. For seasonal products, the Company typically begins to incur product development costs 18 to 20 months before the applicable holiday event. These costs are amortized monthly over the selling season, which is generally within two to four months of the holiday event. Development costs related to celebrations and craft products are incurred within a period beginning six to nine months prior to the applicable sales period. These costs generally are amortized over a six to twelve month selling period. The expense of certain product development costs that are related to the manufacturing process are recorded in cost of sales while the portion that relates to creative and selling efforts are recorded in selling, general and administrative expenses.
Product development costs capitalized as of March 31, 2017 were $4,116,000, of which $3,636,000 was recorded in other current assets and $480,000 was recorded in other long-term assets in the consolidated financial statements. Product development costs capitalized as of March 31, 2016 were $4,686,000, of which $3,776,000 was recorded in prepaid expenses and other current assets and $910,000 was recorded in other long-term assets in the consolidated financial statements. Product development expense of $8,268,000, $6,902,000 and $7,172,000 was recognized in the years ended March 31, 2017, 2016 and 2015, respectively.
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
Net Income Per Common Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share for the years ended March 31, 2017, 2016 and 2015.

	For the Years Ended March 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$28,504	$17,236	$16,954

Denominator:
Weighted average shares outstanding for basic income per common share	9,074	9,147	9,326
Effect of dilutive stock options	41	92	84
Adjusted weighted average shares outstanding for diluted income per common share	9,115	9,239	9,410

Basic net income per common share	$3.14	$1.88	$1.82
Diluted net income per common share	$3.13	$1.87	$1.80
The Company has excluded 505,175 shares, 253,000 shares, and 223,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the years ended March 31, 2017, 2016 and 2015, respectively, because their effects were antidilutive.
Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.
Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2017	2016	2015
	(in thousands)
Cash paid during the year for:
Interest	$264	$210	$254
Income taxes	$2,270	$9,736	$6,215

Details of acquisitions:
Fair value of assets acquired	$50,445	$20,796	$18,128
Liabilities assumed	15,416	1,251	204
Net assets acquired	35,029	19,545	17,924
Less cash acquired	—	—	2,778
Less gain on bargain purchases	19,990	—	—
Net cash paid for acquisitions	$15,039	$19,545	$15,146
(2) BUSINESS ACQUISITIONS
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries, through newly-formed subsidiaries ("McCall"), for approximately $13,914,000 in cash plus transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and, due to McCall's distressed financial condition and a motivated previous foreign owner who was seeking to exit operations in the United States, the transaction resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,528,000 exceeding the amount paid.

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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2017 (in thousands):

Accounts receivable	$2,762
Inventory	32,206
Other assets	553
Total current assets	35,521
Property, plant and equipment	9,473
Intangible assets	4,900
Other	551
Total assets acquired	50,445
Current liabilities	5,328
Deferred tax liability	9,419
Long-term debt	516
Other long-term obligations	153
Total liabilities assumed	15,416
Net assets acquired	$35,029
As the fair value of identifiable net assets acquired exceeded the fair value of the consideration transferred, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and liabilities assumed were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recorded a gain on bargain purchases of approximately $19,990,000 in the fiscal year ended March 31, 2017.
The financial results of McCall and Schiff, from their respective acquisition dates, are included in the Company's fiscal 2017 results of operations. From the period of acquisition through March 31, 2017, McCall contributed approximately $8,133,000 of revenue and resulted in a net loss of approximately $4,627,000 (primarily due to the recognition of inventory step-up through cost of sales, and acquisition and transition costs that were expensed during the period). The revenue and earnings contributed by Schiff were immaterial for the period from acquisition through March 31, 2017. The following table summarizes the revenue and earnings of the Company had the date of the McCall acquisition been April 1, 2015 (unaudited and in thousands):

	Revenue	Earnings
Supplemental pro forma for the year ended March 31, 2017 (1)	$344,487	$10,314
Supplemental pro forma for the year ended March 31, 2016 (1)	$350,195	$15,740
(1) Earnings in the above pro forma table exclude bargain purchase gains and recognition of inventory step-up through cost of sales as the inventory turns.
On February 2, 2016, a subsidiary of the Company completed the acquisition of substantially all of the net assets and business of Blumenthal Lansing, LLC ("Blumenthal") for approximately $19,626,000 in cash, including transaction costs of approximately $81,000. The Company also incurred costs of approximately $1,028,000 in fiscal 2016, primarily related to severance. Blumenthal was a leading provider of buttons to the sewing and craft markets in the United States, selling to mass market retailers and wholesale distributors that service independent retail stores. The acquisition was accounted for using the acquisition method, and $4,075,000, which is the excess of cost over fair value of the net tangible and identifiable intangible assets acquired, was recorded as goodwill in the accompanying consolidated balance sheet as of March 31, 2016. During fiscal 2017, the Company recorded a decrease in goodwill of $58,000 related to adjustments to acquired property, plant and equipment and current liabilities. For tax purposes, goodwill resulting from this acquisition is deductible.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition in fiscal 2016 (in thousands):

Accounts receivable	$1,536
Inventory	2,915
Other assets	203
Total current assets	4,654
Property, plant and equipment	267
Intangible assets	11,800
Goodwill	4,075
Total assets acquired	20,796
Current liabilities	1,051
Other long-term obligations	200
Total liabilities assumed	1,251
Net assets acquired	$19,545
(3) GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS
The following table shows changes in goodwill for the fiscal year ended March 31, 2016 and 2017 (in thousands):

Balance as of March 31, 2015	$15,820
Acquisition of Blumenthal	4,075
Increase in goodwill - Hollywood Ribbon	79
Balance as of March 31, 2016	19,974
Decrease in goodwill - Blumenthal	(58)
Balance as of March 31, 2017	$19,916

The change in the gross carrying amount of other intangible assets for the year ended March 31, 2016 and 2017 is as follows (in thousands):

	Tradenames and Trademarks	Customer Relationships
Balance as of March 31, 2015	$12,953	$29,957
Acquisition of Blumenthal	2,600	9,200
Balance as of March 31, 2016	15,553	39,157
Acquisition of McCall	4,400	—
Acquisition of Schiff	—	500
Purchase of customer lists	—	100
Balance as of March 31, 2017	$19,953	$39,757

With the acquisition of the McCall business, the Company recorded intangible assets relating to tradenames that are not subject to amortization in the amount of $4,400,000. Additionally, the Company recorded customer lists of $500,000 with the acquisition of the Schiff business that are being amortized over five years and customer lists of $100,000 purchased from a third party which are being amortized over two years.

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2017 and 2016 is as follows (in thousands):

	March 31, 2017		March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$19,953	$—	$15,553	$—
Customer relationships	39,757	16,495	39,157	13,444
Patents	1,164	825	1,164	708
Trademarks	403	363	403	333
Covenants not to compete	530	245	530	139
	$61,807	$17,928	$56,807	$14,624

The weighted-average amortization period of customer relationships, patents, trademarks and covenants not to compete are 13 years, 10 years, 10 years, and 5 years, respectively.
Amortization expense was $3,304,000 for fiscal 2017, $2,665,000 for fiscal 2016, and $1,851,000 for fiscal 2015. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2018	$3,362
2019	3,305
2020	3,244
2021	3,056
2022	2,960
In the fourth quarter of fiscal 2017, 2016 and 2015, the Company performed the required annual impairment test of the carrying amount of goodwill and indefinite lived intangibles and determined that no impairment existed.
The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer, failure to pass step one of the goodwill impairment test and significant negative economic trends. In connection with the Company’s review of the recoverability of its long-lived assets, the Company determined that no impairment existed in fiscal 2017, 2016 and 2015.
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
Under a stock repurchase program authorized by the Company’s Board of Directors, the Company repurchased 397,789 shares (inclusive of the 45,000 shares described above) of the Company’s common stock for $11,274,000 (inclusive of the $1,274,000 described above) in fiscal 2016. There were no repurchases of the Company's common stock by the Company during fiscal 2017 and 2015. As of March 31, 2017, the Company had 303,166 shares remaining available for repurchase under the Board’s authorization.
(5) SHARE-BASED PLANS

On July 30, 2013, the Company's stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan ("2013 Plan"). Under the terms of the Company's 2013 Plan, the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. The Human Resources Committee of the Company's Board of

Directors ("Board"), or other committee appointed by the Board (collectively with the Human Resources Committee, the "2013 Equity Plan Committee") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant, and at the date of grant the 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of March 31, 2017 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of March 31, 2017, will become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding at March 31, 2017 vest on July 31, 2017. Market-based RSUs outstanding at March 31, 2017 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At March 31, 2017, there were 633,948 shares available for grant.

Compensation cost is recognized over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).

Stock Options

Activity and related information pertaining to stock options for the year ended March 31, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at April 1, 2016	508,675	$25.34
Granted	151,350	27.48
Exercised	(34,850)	19.38
Forfeited/canceled	(70,600)	27.27
Outstanding at March 31, 2017	554,575	$26.05	4.2 years	$652
Exercisable at March 31, 2017	145,325	$22.52	2.5 years	$586
Expected to vest at March 31, 2017	310,440	$27.36	5.2 years	$33
The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) are presented as financing cash flows in the consolidated statements of cash flows.
The fair value of each stock option granted was estimated on the date of grant using either the Black-Scholes option valuation model (for service-based awards) or a Monte Carlo simulation model (for performance-based awards) with the following average assumptions:

	For the Years Ended March 31,
	2017	2016	2015
Expected dividend yield at time of grant	2.91%	2.58%	2.33%
Expected stock price volatility	35%	37%	48%
Risk-free interest rate	1.66%	1.92%	1.45%
Expected life of option (in years)	4.8	4.6	4.8
Expected volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The expected option life reflects the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

The weighted average fair value of stock options granted during fiscal 2017, 2016 and 2015 was $6.25, $7.24 and $9.14, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2017, 2016 and 2015 was $253,000, $428,000 and $628,000, respectively. The total fair value of stock options vested during fiscal 2017, 2016 and 2015 was $1,048,000, $909,000 and $813,000.
As of March 31, 2017, there was $1,369,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $666,000, $872,000, and $1,150,000 in the years ended March 31, 2017, 2016 and 2015, respectively, and the associated future income tax benefit recognized was $256,000, $331,000, and $436,000 in the years ended March 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units
Activity and related information pertaining to RSUs for the year ended March 31, 2017 was as follows:

	Number of RSUs	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at April 1, 2016	188,810	$17.75
Granted	75,602	21.54
Vested	(59,400)	14.78
Forfeited/canceled	(19,635)	18.72
Outstanding at March 31, 2017	185,377	$20.14	1.8 years
The fair value of each market-based RSU granted during fiscal 2017, 2016 and 2015 was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

	For the Years Ended March 31,
	2017	2016	2015
Expected dividend yield at time of grant	2.99%	2.60%	2.38%
Expected stock price volatility	33%	37%	39%
Risk-free interest rate	1.20%	1.29%	1.17%
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
The total fair value of restricted stock units vested during fiscal 2017, 2016 and 2015 was $806,000, $1,053,000 and $975,000, respectively.
As of March 31, 2017, there was $1,546,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
On August 11, 2015, the Company granted 10,000 RSUs to the Chair of the Company's Board of Directors. On August 15, 2017, the RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of March 31, 2017 was $210,000 and is included in accrued payroll and other compensation in the consolidated balance sheet. The total amount accrued related to this grant as of March 31, 2016 was $87,000 and is included in other long-term obligations in the consolidated balance sheet. During fiscal 2017 and 2016, dividend equivalents of approximately $8,000 and $6,000, respectively, were paid in cash related to these liability classified awards and were charged to selling, general and administrative expenses.
Compensation cost related to RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $1,118,000, $875,000 and $888,000 in the years ended March 31, 2017, 2016 and 2015, respectively, and the associated future income tax benefit recognized was $431,000, $332,000 and $336,000 in the years ended March 31, 2017, 2016 and 2015, respectively.
(6) RETIREMENT BENEFIT PLANS

Profit Sharing Plans
The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of the employees of the Company and its subsidiaries as of March 31, 2017. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plans for the years ended March 31, 2017, 2016 and 2015 was $864,000, $758,000 and $697,000, respectively.

Postretirement Medical Plan
The Company administers a postretirement medical plan covering certain persons who are employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants. The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended March 31,
	2017	2016
Benefit obligation at beginning of year	$816	$883
Interest cost	33	32
Actuarial loss (gain)	3	(39)
Benefits paid	(65)	(60)
Benefit obligation at end of year	$787	$816
As of March 31, 2017, $65,000 of the benefit obligation was recorded in accrued other expenses and $722,000 was recorded in other long-term obligations in the consolidated balance sheet. As of March 31, 2016, $65,000 of the benefit obligation was recorded in accrued other expenses and $751,000 was recorded in other long-term obligations in the consolidated balance sheet.
The net loss recognized in accumulated other comprehensive loss at March 31, 2017 was $69,000, net of tax, and the actuarial loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2018 is approximately $3,000.
The assumptions used to develop the net periodic benefit cost for the years ended March 31, 2017, 2016 and 2015 were a discount rate of 4.25%, 3.75%, and 4.50%, respectively, and assumed health care cost trend rate of 9% (9% for 2016 and 9% for 2015) trending down to an ultimate rate of 5% in 2025. The assumption used to develop the benefit obligation as of the years ended March 31, 2017 and 2016 was a discount rate of 4% (4.25% in 2016). The discount rate is determined based on the average of the Citigroup Pension Liability Index, Moody's Long Term Corporate Bond Yield, and Corporate Bond Rate calculated by the Internal Revenue Service.
Net periodic benefit costs for the postretirement medical plan were $33,000, $32,000 and $35,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

Pension Plan
The Company administers a defined benefit pension plan that was acquired through the acquisition of McCall and covers certain employees of its United Kingdom subsidiary. The plan covers employees who meet the eligibility requirements as defined. The Company's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The plan is frozen to future accrual of benefits.

Reconciliations of changes in the defined benefit obligation, fair value of plan assets and statement of funded status from the date of acquisition through March 31, 2017 are as follows (in thousands):

For the Year Ended
March 31, 2017
Change in benefit obligation:
Benefit obligation at December 13, 2016	$4,482
Interest cost	32
Actuarial loss	178
Benefits paid	(639)
Foreign currency impact	(26)
Benefit obligation at end of year	$4,027

Change in plan assets:
Fair value of assets at December 13, 2016	$4,511
Actual return on plan assets	66
Employer contributions	19
Benefits paid	(639)
Foreign currency impact	(28)
Fair value of plan assets at end of year	$3,929

Funded status at year end	$(98)
As of March 31, 2017, the net benefit obligation of $98,000 was recorded in other long-term obligations in the consolidated balance sheet.
The net loss recognized in accumulated other comprehensive loss at March 31, 2017 was $124,000, net of tax. There is no estimated net loss, prior service cost or transition obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2018.

The components of net periodic pension benefit for the period ended March 31, 2017 is as follows (in thousands):

For the Year Ended
March 31, 2017
Interest cost	$32
Expected return on plan assets	(42)
Net periodic pension benefit	$(10)
The assumption used to develop the net periodic pension benefit for the period ended March 31, 2017 was a discount rate of 2.70%. The assumption used to develop the benefit obligation as of March 31, 2017 was a discount rate of 2.70%. The Company has estimated the long-term rate of return on plan assets based primarily on contractual agreements with an insurance company. This rate of return approximated 4% during fiscal 2017.
The Company's overall investment strategy is to outsource investment risk to an insurance company in return for a contractual rate of return. Funds are deposited with the insurance company in return for an agreed upon interest rate return on the principal balance.
The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note 10 for a discussion of the fair value hierarchy. The fair values of the pension plan assets represents a guaranteed investment contract with an insurance company at March 31, 2017. The guaranteed investment contract is a Level 3 asset.

The Company expects to make contributions of $63,000 to the pension plan in fiscal 2018. The following table reflects the total benefits expected to be paid from the pension plan (in thousands):

2018	$552
2019	450
2020	134
2021	19
2022	58
2023-2027	740
(7) INCOME TAXES

Income before income tax expense was as follows (in thousands):

	For the Years Ended March 31,
	2017	2016	2015
United States	$14,502	$18,319	$13,919
Foreign	15,185	8,322	12,722
	$29,687	$26,641	$26,641

The following table summarizes the provision for U.S. federal, state and foreign taxes on income (in thousands):

	For the Years Ended March 31,
	2017	2016	2015
Current:
Federal	$728	$5,600	$5,370
State	352	564	552
Foreign	1,711	1,373	2,099
	2,791	7,537	8,021
Deferred:
Federal	(1,260)	1,547	1,550
State	(161)	321	116
Foreign	(187)	—	—
	(1,608)	1,868	1,666
	$1,183	$9,405	$9,687

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended March 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	0.5	1.9	1.8
Foreign tax rate differential	(7.6)	—	—
Bargain purchase gain	(20.9)	—	—
Changes in tax reserves and valuation allowance	(1.9)	0.7	0.7
Permanent book/tax differences (primarily §199 deduction)	(0.2)	(2.4)	(0.9)
Other, net	(0.9)	0.1	(0.2)
	4.0%	35.3%	36.4%
The Company has not recognized a deferred tax liability of approximately $1,477,000 for the undistributed earnings of its 100% owned foreign subsidiaries that occurred during fiscal 2017 because it currently plans to indefinitely reinvest those unremitted earnings. A deferred tax liability will be recognized if the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings. As of March 31, 2017, the undistributed earnings of these subsidiaries were approximately $8,045,000. During fiscal 2016 and 2015, the Company received distributions from its foreign subsidiaries and had no intention to permanently reinvest the related earnings, therefore, the Company did not assume that the income from its foreign subsidiaries was permanently reinvested.
Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable by $687,000, $645,000 and $550,000 in fiscal 2017, 2016 and 2015, respectively.
Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Deferred income tax assets:
Accounts receivable	$—	$85
Inventories	658	2,681
Accrued expenses	3,223	2,519
State net operating loss and credit carryforwards	8,579	8,547
Share-based compensation	2,455	2,358
	14,915	16,190
Valuation allowance	(8,608)	(8,468)
	6,307	7,722
Deferred income tax liabilities:
Intangibles	3,108	136
Property, plant and equipment	4,391	1,786
Unremitted earnings of foreign subsidiaries	2,539	2,333
Other	699	274
	10,737	4,529
Net deferred income tax (liability) asset	$(4,430)	$3,193
At March 31, 2017 and 2016, the Company had potential state income tax benefits of $9,095,000 (net of federal tax of $4,897,000) and $8,991,000 (net of federal tax of $4,841,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2037. At March 31, 2017 and 2016, the Company provided valuation allowances of $8,608,000 and $8,468,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.
The Company recognizes in its consolidated financial statements the impact of a tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31,
	2017	2016
Gross unrecognized tax benefits at April 1	$1,764	$1,607
Additions based on tax positions related to the current year	63	157
Reductions for tax positions of prior years	(628)	—
Gross unrecognized tax benefits at March 31	$1,199	$1,764
During fiscal 2017, the Company completed a state nexus study. As a result of this study, management concluded that reductions of $628,000 to the gross unrecognized tax benefits were appropriate. The adjustment covered unrecognized tax benefits that were recorded in fiscal 2006 through fiscal 2015 and were immaterial to any individual year.
The total amount of gross unrecognized tax benefits at March 31, 2017 of $1,199,000 was classified in long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $779,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.
The Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $504,000 of interest and penalties are accrued at March 31, 2017, $58,000 of which was recorded during the current year.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has settled all income tax matters for the United States federal jurisdiction for years through fiscal 2013. State and foreign income tax returns remain open back to March 31, 2011 in major jurisdictions in which the Company operates.
(8) LONG-TERM DEBT AND CREDIT ARRANGEMENTS

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
Interest on the facility accrues at per annum rates equal to, at the Company’s option, either one-, two-, or three-month London Interbank Offered Rate (“LIBOR”) plus 0.95%, or the LIBOR Market Index Rate plus 0.95%. In addition to interest, the Company is required to pay “unused” fees equal to 0.275% per annum on the average daily unused amount of the Commitment Level that is then applicable. As of March 31, 2017 and 2016, there were no amounts outstanding under the facility and there were no borrowings under the facility during fiscal 2017 and 2016. Outstanding letters of credit under the facility were $1,097,000 and $1,570,000 at March 31, 2017 and 2016, respectively. These letters of credit guarantee funding of workers compensation claims in fiscal 2017 and 2016 and also guarantee the funding of obligations to a certain vendor in fiscal 2016.
The agreement governing the facility contains financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00.  The facility also contains covenants that address, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale–leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applies only upon the occurrence and continuance of a Company default under the facility, or when a dividend payment would give rise to such a default. The Company is in compliance with all financial debt covenants as of March 31, 2017.

The Company leases certain equipment under capital leases. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows (in thousands):

2018	$86
2019	82
2020	79
2021	45
2022	1
Total minimum lease obligations	293
Less amount representing interest at 4.89%	(24)
Present value of future minimum lease obligations	$269
The Company also finances certain equipment, of which $145,000 is classified in current portion of long-term debt and $262,000 is classified in long-term debt, net of current portion in the accompanying consolidated balance sheet as of March 31, 2017. There was no long-term debt outstanding as of March 31, 2016.
Long-term debt, including capital lease obligations, mature as follows as of March 31, 2017 (in thousands):

2018	$220
2019	228
2020	182
2021	45
2022	1
Total	$676
(9) OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all non-cancelable lease obligations are as follows (in thousands):

2018	$6,575
2019	5,632
2020	4,839
2021	3,346
2022	3,257
Thereafter	10,418
Total	$34,067
The Company records rent expense on a straight-line basis over the lease term. Rent expense was $6,468,000, $5,910,000 and $5,609,000 for the years ended March 31, 2017, 2016 and 2015, respectively. Sublease income was $194,000, $152,000 and $253,000 for the years ended March 31, 2017, 2016 and 2015, respectively.
(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. There were no foreign currency contracts outstanding as of March 31, 2017 and 2016.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of March 31, 2017.

The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet as of March 31, 2017 and 2016. The fair value of the investments is based on the market price of the mutual funds as of March 31, 2017 and 2016.
Effective February 1, 2017, the Company maintains a nonqualified Deferred Compensation Plan ("the Plan") for qualified employees. The Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Plan. The Company may make matching or discretionary contributions, in the discretion of the Board. All compensation deferred under the Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet as of March 31, 2017.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of March 31, 2017 and 2016.
To increase consistency and comparability in fair value measurements, the FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of March 31, 2017 and 2016.

	March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$319	$319	$—	$—
Cash surrender value of life insurance policies	1,187	—	1,187	—
Total assets	$1,506	$319	$1,187	$—
Liabilities:
Deferred compensation plans	$364	$364	$—	$—
Total liabilities	$364	$364	$—	$—

	March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$278	$278	$—	$—
Cash surrender value of life insurance policies	1,153	—	1,153	—
Total assets	$1,431	$278	$1,153	$—
Liabilities:
Deferred compensation plans	$278	$278	$—	$—
Total liabilities	$278	$278	$—	$—
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
As discussed in Note 2, during fiscal 2017, the Company acquired substantially all of the net assets and business of McCall on December 13, 2016 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of tradenames, was $4,400,000. Also, as discussed in Note 2, the Company acquired substantially all of the assets of Schiff on July 8, 2016 and determined that the aggregate fair value of the acquired intangible assets, consisting of customer relationships, was $500,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). As discussed in Note 3, the Company acquired certain customer lists in the amount of $100,000 during fiscal 2017. The Company estimated the fair value of the acquired customer lists as the amount paid to acquire such customer lists (Level 1). The Company determined that the aggregate preliminary fair value of the acquired inventory in the McCall and Schiff acquisitions was $32,206,000 which was estimated as the selling price less costs of disposal (Level 2). In fiscal 2016, Company acquired substantially all of the net assets and business of Blumenthal on February 2, 2016 and determined that the aggregate fair value of the acquired intangible assets, consisting of customer lists and tradenames, was $11,800,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other assumptions of future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of March 31, 2017 and 2016, the Company believes that no impairments exist.

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
(12) SEGMENT DISCLOSURE

The Company operates in a single reporting segment, the design, manufacture, procurement, distribution and sale of non-durable seasonal, celebrations and craft social expression products, primarily to mass market retailers in the United States and Canada. The majority of the Company’s assets are maintained in the United States.
The Company’s detail of net sales from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2017	2016	2015
Seasonal	$133,749	$136,684	$132,537
Celebrations	128,206	130,258	131,063
Craft	60,476	50,075	49,444
Total	$322,431	$317,017	$313,044

One customer accounted for 30%, 30% and 28% of net sales in fiscal 2017, 2016 and 2015, respectively. One other customer accounted for 10%, 10% and 12% of net sales in fiscal 2017, 2016 and 2015, respectively.
(13) RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Under the amendments in ASU 2017-04, Step 2 of the goodwill impairment test is eliminated. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Also eliminated is the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This standard is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance is required to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2017-04, but anticipates early adoption of the accounting standard for its next annual goodwill impairment test during fiscal 2018, and does not expect that it will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). This new guidance clarifies the definition of a business in order to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for transactions not reported in financial statements that have been issued or made available for issuance. The new guidance must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory" ("ASU 2016-16") which amends the accounting for income taxes. ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transaction occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The standard is effective in annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal 2019 and does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal 2018 and expects to record a $1,059,000 cumulative-effect adjustment to retained earnings to recognize deferred taxes attributable to excess tax benefits as of April 1, 2017.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The standard also requires certain quantitative and qualitative disclosures. While we are continuing to assess all potential aspects of ASU 2016-02, including taking an inventory of outstanding leases, the Company currently believes the most significant impact relates to our accounting for manufacturing, distribution, warehouse and office space operating leases. The Company expects this standard to have a material impact on its consolidated balance sheet, but does not believe that it will have a material impact on its consolidated statements of operations.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less a normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal 2018 and does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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
The Company intends to adopt the new guidance on April 1, 2018, with a cumulative-effect adjustment, if any, to opening retained earnings under the modified retrospective approach. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, excluding McCall, the Company does not expect a significant change in the timing and presentation of recognizing its revenue, but does expect there to be a material impact on disclosures. The Company is currently evaluating the impact of adoption of ASU 2014-09 will have on its consolidated financial statements in respect to revenue related to its recent McCall acquisition.
(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

2017	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$45,318	$101,291	$117,153	$58,669
Gross profit	$12,297	$31,600	$36,978	$12,214
Net (loss) income	$(3,286)	$6,992	$29,969	$(5,171)
Net (loss) income per common share:
Basic	$(0.36)	$0.77	$3.30	$(0.57)
Diluted	$(0.36)	$0.77	$3.29	$(0.57)

2016	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$44,228	$111,477	$104,568	$56,744
Gross profit	$12,442	$37,791	$35,188	$16,850
Net (loss) income	$(3,068)	$11,229	$9,664	$(589)
Net (loss) income per common share:
Basic (1)	$(0.33)	$1.23	$1.07	$(0.06)
Diluted (1)	$(0.33)	$1.22	$1.06	$(0.06)

(1)	Net (loss) income per common share amounts for each quarter are required to be computed independently and, when aggregated, may not equal the amount computed for the total year.

The second and third quarters of fiscal 2017 net income included a non-taxable bargain purchase gain of $376,000 and $19,711,000, respectively, related to the purchase of the assets of Schiff in the second quarter and the purchase of the net assets and business of McCall in the third quarter. There was a reduction in the McCall bargain purchase gain of $97,000 recorded in the fourth quarter of fiscal 2017. Gross profit in the third and fourth quarters of fiscal 2017 included $452,000 and $3,125,000, respectively, related to the recognition of the McCall inventory step-up through cost of sales for the portion of acquired inventory that was sold during the period. See Note 1 and Note 2 to the consolidated financial statements for further discussion of the McCall and Schiff transactions. Additionally, the third and fourth quarter of fiscal 2017 included favorable income tax rate adjustments primarily attributable to the permanent reinvestment of current year foreign earnings and benefits of a state income tax nexus study as further described in Note 7 to the consolidated financial statements. The fourth quarter of fiscal 2017 net income included $2,473,000 of pre-tax transaction and transition costs related to the acquisition of McCall and the fourth quarter of fiscal 2016 net income included $1,109,000 of pre-tax transaction and transition costs related to the acquisition of Blumenthal.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017. The Company’s internal control over financial reporting as of March 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
The Company acquired the net assets and business of The McCall Pattern Company and certain subsidiaries on December 13, 2016, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, McCall’s internal control over financial reporting associated with total assets of $38,396,000 and net sales of $8,133,000 included in the consolidated financial statements as of and for the year ended March 31, 2017.
(c) Changes in Internal Control over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
CSS Industries, Inc.:
We have audited CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSS Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in

Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CSS Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
CSS Industries, Inc. acquired the net assets and business of The McCall Pattern Company and certain subsidiaries ("McCall") on December 13, 2016, and management excluded from its assessment of the effectiveness of CSS Industries, Inc.’s internal control over financial reporting as of March 31, 2017, McCall’s internal control over financial reporting associated with total assets of $38,396,000 and net sales of $8,133,000 included in the consolidated financial statements of CSS Industries, Inc. and subsidiaries as of and for the year ended March 31, 2017. Our audit of internal control over financial reporting of CSS Industries, Inc. also excluded an evaluation of the internal control over financial reporting of McCall.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSS Industries, Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2017, and our report dated June 7, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
June 7, 2017
Philadelphia, PA
Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

See “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 11. Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Resources Committee Interlocks and Insider Participation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income—for the years ended March 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows—for the years ended March 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity—for the years ended March 31, 2017, 2016 and 2015
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

*3.7	Bylaws of CSS Industries, Inc., as amended to date (as last amended March 21, 2017).
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

10.3
Amendment No. 2 to Credit Agreement dated March 17, 2011 among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2015).

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

10.10	CSS Industries, Inc. FY 2016 Management Incentive Program Criteria (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 28, 2015).

10.11	CSS Industries, Inc. FY 2017 Management Incentive Program Criteria (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2016).

10.12
CSS Industries, Inc. Severance Pay Plan for Senior Management and Summary Plan Description (as amended through March 23, 2016) (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2016).

10.13
CSS Industries, Inc. 2013 Equity Compensation Plan, as amended and restated effective August 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2016).

10.14
Form of Grant Instrument for Performance-Based Non-Qualified Stock Options issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2014).

10.15
Form of Grant Instrument for Performance-Based Restricted Stock Units issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2014).

10.16
Form of Grant Instrument for Service-Based Non-Qualified Stock Options issued under the 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2015).

10.17
Form of Grant Instrument for Restricted Stock Units granted to Non-Employee Directors on August 2, 2016 under the Company's 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on October 25, 2016).

10.18
Employment Agreement between CSS Industries, Inc. (as successor in interest to Lion Ribbon Company, LLC) and Carey Edwards dated as of April 1, 2012 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2016).

10.19
Amendment dated as of March 18, 2014 to Employment Agreement between CSS Industries, Inc. (as successor in interest to Lion Ribbon Company, LLC) and Carey Edwards (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2016).

10.20
Amendment dated as of March 23, 2016 to Employment Agreement between CSS Industries, Inc. (as successor in interest to Lion Ribbon Company, LLC) and Carey Edwards (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2016).

10.21
Restricted Stock Unit Award Agreement dated August 11, 2015 between CSS Industries, Inc. and Rebecca Matthias (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q filed on October 27, 2015).

10.22
CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (as amended through August 1, 2016) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 25, 2016).

10.23
Summary of Sales Commission Arrangement for Carey Edwards adopted August 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 25, 2016).

10.24
Employment Agreement dated January 17, 2017 between CSS Industries, Inc. and John M. Roselli (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 20, 2017).

10.25	CSS Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2017).

10.26
Employment Agreement dated February 16, 2017 between CSS Industries, Inc. and John S. White (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2017).

*10.27	Employment Agreement dated July 29, 2015 between CSS Industries, Inc. and Carey Farley.
Other

*21.	List of Significant Subsidiaries of the Registrant.

*23.	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
*101.INS XBRL Instance Document.
*101.SCH XBRL Schema Document.

*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged
	at	to Costs	Charged			Balance
	Beginning	and	to Other			At End of
	of Period	Expenses	Accounts		Deductions	Period
Year ended March 31, 2017
Accounts receivable allowances	$1,363	$5,188	$—		$5,268	$1,283
Accrued customer programs	3,275	9,716	2,296	(a)	10,257	5,030
Year ended March 31, 2016
Accounts receivable allowances	$1,059	$2,712	$—		$2,408	$1,363
Accrued customer programs	4,042	6,423	—		7,190	3,275
Accrued restructuring expenses	32	—	—		32	—
Year ended March 31, 2015
Accounts receivable allowances	$1,669	$2,143	$—		$2,753	$1,059
Accrued customer programs	4,820	9,030	—		9,808	4,042
Accrued restructuring expenses	224	—	—		192	32

Note:
(a)	Balance at acquisition of The McCall Pattern Company and certain subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

Dated: June 7, 2017	By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2017	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer and a director)

Dated: June 7, 2017	/s/ John M. Roselli
John M. Roselli, Executive Vice President—Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: June 7, 2017	/s/ Scott A. Beaumont
Scott A. Beaumont, Director

Dated: June 7, 2017	/s/ Robert E. Chappell
Robert E. Chappell, Director

Dated: June 7, 2017	/s/ Elam M. Hitchner, III
Elam M. Hitchner, III, Director

Dated: June 7, 2017	/s/ Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: June 7, 2017	/s/ Harry J. Mullany, III
Harry J. Mullany, III, Director

Dated: June 7, 2017	/s/ William Rulon-Miller
William Rulon-Miller, Director