Form 10-Q
period 2017-06-30
CSS INDUSTRIES INC
filed 2017-08-01
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 28, 2017, there were 9,094,394 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2017	2016

Net sales	$48,324	$45,318
Cost of sales	36,512	33,021
Gross profit	11,812	12,297
Selling, general and administrative expenses	20,696	17,574
Operating income (loss)	(8,884)	(5,277)
Interest expense (income), net	(54)	(89)
Other expense (income), net	(159)	(91)
Income (loss) before income taxes	(8,671)	(5,097)
Income tax expense (benefit)	(1,607)	(1,811)
Net income (loss)	$(7,064)	$(3,286)

Weighted average basic and diluted shares outstanding	9,089	9,053

Basic and diluted net income (loss) per common share	$(0.78)	$(0.36)

Cash dividends per share of common stock	$0.20	$0.20

Comprehensive income (loss):
Net income (loss)	$(7,064)	$(3,286)
Currency translation adjustment	308	—
Comprehensive income (loss)	$(6,756)	$(3,286)
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	March 31, 2017	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$49,695	$47,693	$10,111
Short-term investments	—	19,931	44,926
Accounts receivable, net of allowances of $1,124, $1,283 and $1,245	42,753	48,814	42,395
Inventories	115,348	105,258	91,109
Prepaid expenses and other current assets	14,099	10,793	16,105
Total current assets	221,895	232,489	204,646
Property, plant and equipment, net	35,474	35,764	27,089
Deferred income taxes	—	—	2,680
Other assets
Goodwill	19,916	19,916	19,974
Intangible assets, net	43,038	43,879	41,380
Other	8,172	7,146	7,160
Total other assets	71,126	70,941	68,514
Total assets	$328,495	$339,194	$302,929
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$223	$220	$—
Accounts payable	14,076	14,223	16,556
Accrued payroll and other compensation	7,107	7,884	4,907
Accrued customer programs	4,934	5,030	3,045
Other current liabilities	7,638	9,026	7,212
Total current liabilities	33,978	36,383	31,720
Long-term debt, net of current portion	399	456	—
Deferred income taxes	4,413	4,430	—
Other long-term obligations	3,809	3,771	4,650
Stockholders’ equity
Preferred stock	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at June 30, 2017, March 31, 2017 and June 30, 2016	1,470	1,470	1,470
Additional paid-in capital	57,221	57,997	56,845
Retained earnings	374,750	382,807	356,798
Accumulated other comprehensive income (loss)	245	(63)	(62)
Common stock in treasury	(147,790)	(148,057)	(148,492)
Total stockholders' equity	285,896	294,154	266,559
Total liabilities and stockholders’ equity	$328,495	$339,194	$302,929
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(7,064)	$(3,286)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	2,126	2,160
Amortization of inventory step-up	3,185	—
Accretion of investment discount	(69)	(120)
Provision for accounts receivable allowances	526	590
Deferred tax (benefit) provision	(56)	790
Share-based compensation expense	283	410
Changes in assets and liabilities:
Accounts receivable	5,562	2,158
Inventory	(13,156)	(18,087)
Prepaid expenses and other assets	(4,323)	(3,917)
Accounts payable	(99)	2,667
Other accrued liabilities and long-term obligations	(2,239)	(4,159)
Total adjustments	(8,260)	(17,508)
Net cash used for operating activities	(15,324)	(20,794)
Cash flows from investing activities:
Maturities of investment securities	20,000	15,000
Purchase of property, plant and equipment	(901)	(1,967)
Net cash provided by investing activities	19,099	13,033
Cash flows from financing activities:
Payments on long-term debt	(54)	—
Dividends paid	(1,819)	(1,815)
Exercise of stock options, net of tax withholdings	37	9
Payments for tax withholding on net restricted stock settlements	—	(526)
Tax effect on stock awards	—	277
Net cash used for financing activities	(1,836)	(2,055)
Effect of exchange rate changes on cash	63	—
Net increase (decrease) in cash and cash equivalents	2,002	(9,816)
Cash and cash equivalents at beginning of period	47,693	19,927
Cash and cash equivalents at end of period	$49,695	$10,111
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2018” refers to the fiscal year ending March 31, 2018.
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
Seasonal The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine's Day, Easter and back-to-school. Products include Christmas packaging ribbons and bows, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, tissue paper, classroom exchange Valentine cards, Easter egg dyes and novelties, and educational products. Production forecasts for these products are generally known well in advance of shipment.
Celebrations The celebrations product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, and the birth of a child. These products are primarily sold into mass and specialty retailers, floral and packaging wholesalers and distributors. Products include ribbons and bows, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery, stickers and other items that commemorate life's celebrations. Products in this category are generally ordered on a replenishment basis throughout the year.
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

Reclassification
Certain prior period amounts have been classified to conform with the current year presentation.
Foreign Currency Translation and Transactions
The Company's foreign subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and all income and expense accounts at average rates during the period. Translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions (denominated in currencies other than the local currency) are not material and are included in other expense (income), net in the consolidated statements of operations.
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
Short-Term Investments
The Company categorized and accounted for its short-term investment holdings as held-to-maturity securities. This categorization was based upon the Company's positive intent and ability to hold these securities until maturity. There were no short-term investments at June 30, 2017. Short-term investments at March 31, 2017 consisted of commercial paper with an amortized cost of $19,931,000 and matured in the first quarter of fiscal 2018. Short-term investments at June 30, 2016 consisted of commercial paper with an amortized cost of $44,926,000 and matured in the second quarter of fiscal 2017. Held-to-maturity securities are recorded at amortized cost which approximated fair value at March 31, 2017 and June 30, 2016.
Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost and net realizable value. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost and net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2017	March 31, 2017	June 30, 2016
Raw material	$12,129	$11,210	$12,509
Work-in-process	19,198	18,316	17,835
Finished goods	84,021	75,732	60,765
	$115,348	$105,258	$91,109
In connection with the acquisition of McCall on December 13, 2016, there was a step-up to fair value of the inventory acquired in the amount of $21,773,000 recorded at the date of acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of June 30, 2017 and March 31, 2017 was $15,071,000 and $18,187,000, respectively. The Company expects the acquired inventory to be sold through the first quarter of fiscal 2019.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2017	March 31, 2017	June 30, 2016
Land	$5,882	$5,838	$2,508
Buildings, leasehold interests and improvements	40,798	40,661	34,610
Machinery, equipment and other	90,713	89,917	88,667
	137,393	136,416	125,785
Less - Accumulated depreciation and amortization	(101,919)	(100,652)	(98,696)
Net property, plant and equipment	$35,474	$35,764	$27,089
Depreciation expense was $1,285,000 and $1,357,000 for the quarters ended June 30, 2017 and 2016, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the three months ended June 30, 2017, there were no such events or circumstances.
The Company uses a dual approach to determine the fair value of its reporting units, including both a market approach and an income approach. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. The test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be reported.
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the three months ended June 30, 2017, there were no such events or circumstances. See Note 4 for further information on other intangible assets.
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
Revenue Recognition
The Company recognizes the majority of its revenue from product sales when the goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company has certain products, primarily sewing patterns, that are on consignment at mass market retailers and the Company recognizes the sale as products are sold to end consumers as recorded at point-of-sale terminals. Provisions for returns, allowances, rebates to customers and other adjustments are provided in the same period that the related sales are recorded.

Net Income (Loss) Per Common Share
Due to the Company's net losses in the first quarter, potentially dilutive securities of 561,000 shares and 570,000 shares as of June 30, 2017 and 2016, respectively, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted net income (loss) per common share calculation due to their antidilutive effect.

(2)	SHARE-BASED COMPENSATION
2013 Equity Compensation Plan
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Service-based stock options outstanding as of June 30, 2017 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of June 30, 2017 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of June 30, 2017 vested on July 31, 2017. Market-based RSUs outstanding at June 30, 2017 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At June 30, 2017, there were 536,788 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan was estimated on the date of grant using a Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended June 30,
	2017	2016
Risk-free interest rate	2.21%	1.66%
Volatility	34.45%	35.12%
Dividend yield	2.90%	2.91%
Expected life of option (in years)	6.25	4.75
The fair value of each market-based RSU granted under the above plan during the first quarter of fiscal 2017 was estimated on the date of grant using a Monte Carlo simulation model with assumptions of a risk-free interest rate of 1.20%, volatility of 33.08% and dividend yield of 2.99%. There were no market-based RSUs granted during the first quarter of fiscal 2018. The fair value of each service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock.
During the three months ended June 30, 2017 and 2016, the Company granted 119,000 and 151,350 stock options, respectively, with a weighted average fair value of $7.42 and $6.25, respectively. During the three months ended June 30, 2017 and 2016, the Company granted 54,360 and 47,250 RSUs, respectively, with a weighted average fair value of $25.21 and $19.50, respectively. As of June 30, 2017, there were 616,100 and 199,237 outstanding stock options and RSUs, respectively.
As of June 30, 2017, there was $1,964,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 3.1 years. As of June 30, 2017, there was $2,502,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.8 years.

On August 11, 2015, the Company granted 10,000 RSUs to the Chair of the Company's Board of Directors. The RSUs will become vested and convertible into a lump sum cash payment equal to the then fair market value of corresponding shares of common stock of the Company if, and only to the extent that, certain service-based vesting conditions and other terms and conditions are satisfied by August 15, 2017, or upon occurrence of a change of control. The RSUs are classified as liability awards because they will be paid in cash upon vesting. The RSU award liability is measured at its fair market value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company's stock. The total amount accrued related to this grant as of June 30, 2017 was $245,000 and is included in accrued payroll and other compensation in the consolidated balance sheet. The total amount accrued related to this grant as of June 30, 2016 was $117,000 and is included in other long-term obligations in the consolidated balance sheet. During each of the three months ended June 30, 2017 and 2016, dividend equivalents of $2,000 were paid in cash related to this liability classified award and were charged to selling, general and administrative expenses.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $319,000 and $442,000 in the quarters ended June 30, 2017 and 2016, respectively.

(3)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $19,000 was recorded in the three months ended June 30, 2017 and a realized gain of $2,000 was recorded in the three months ended June 30, 2016. As of June 30, 2017 and 2016, the notional amount of open foreign currency forward contracts was $1,636,000 and $1,464,000, respectively. The related unrealized loss was $35,000 at June 30, 2017 and the related unrealized gain was $8,000 at June 30, 2016. The Company believes it does not have significant counterparty credit risks as of June 30, 2017.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
		Fair Value
	Balance Sheet Location	June 30, 2017	June 30, 2016
Foreign currency forward contracts	Other current liabilities	$35	$—
Foreign currency forward contracts	Other current assets	$—	$8

(4)	INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2017		March 31, 2017		June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$19,953	$—	$19,953	$—	$15,553	$—
Customer relationships	39,757	17,273	39,757	16,495	39,157	14,184
Patents	1,164	855	1,164	825	1,164	738
Trademarks	403	370	403	363	403	340
Non-compete	530	271	530	245	530	165
	$61,807	$18,769	$61,807	$17,928	$56,807	$15,427

Amortization expense related to intangible assets was $841,000 and $803,000 for the quarters ended June 30, 2017 and 2016, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2018 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2018	$2,521
Fiscal 2019	3,305
Fiscal 2020	3,244
Fiscal 2021	3,056
Fiscal 2022	2,960

(5)	LONG-TERM DEBT
The Company leases certain equipment under capital leases, of which $76,000 and $75,000 is classified in current portion of long-term debt and $175,000 and $194,000 is classified in long-term debt, net of current portion in the accompanying consolidated balance sheets as of June 30, 2017 and March 31, 2017, respectively.
The Company also finances certain equipment, of which $147,000 and $145,000 is classified in current portion of long-term debt and $224,000 and $262,000 is classified in long-term debt, net of current portion in the accompanying consolidated balance sheets as of June 30, 2017 and March 31, 2017, respectively.
There was no long-term debt as of June 30, 2016.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2017.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees and invests assets to mirror the obligations under this Plan. The invested funds are maintained at a third party financial institution in the name of CSS and are invested in publicly traded mutual funds. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of June 30, 2017. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. The investments are included in other current assets and the related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet. The fair value of the investments is based on the market price of the mutual funds as of June 30, 2017.
The Company maintains a nonqualified Deferred Compensation Plan ("Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet as of June 30, 2017.
The Company maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of June 30, 2017.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of June 30, 2017 and March 31, 2017 (in thousands):

		Fair Value Measurements at June 30, 2017 Using
	June 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$329	$329	$—	$—
Cash surrender value of life insurance policies	1,194	—	1,194	—
Total assets	$1,523	$329	$1,194	$—
Liabilities
Deferred compensation plans	$472	$472	$—	$—
Foreign exchange contracts	35	—	35	—
Total liabilities	$507	$472	$35	$—

		Fair Value Measurements at March 31, 2017 Using
	March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$319	$319	$—	$—
Cash surrender value of life insurance policies	1,187	—	1,187	—
Total assets	$1,506	$319	$1,187	$—
Liabilities
Deferred compensation plans	$364	$364	$—	$—
Total liabilities	$364	$364	$—	$—
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. Short-term investments as of March 31, 2017 and June 30, 2016 included held-to-maturity securities that were recorded at amortized cost, which approximates fair value (Level 2), because their short-term maturity results in the interest rates on these securities approximating current market interest rates. As of June 30, 2017 and March 31, 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and represents Level 2 financial instruments.
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of June 30, 2017, the Company believes that no impairments exist.

(8)	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on April 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Under the amendments in ASU 2017-04, Step 2 of the goodwill impairment test is eliminated. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Also eliminated is the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This standard is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As the amendments within ASU 2017-04 are meant to reduce the cost and complexity of evaluating goodwill for impairment, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. Effective April 1, 2017, the Company elected to early adopt ASU 2017-04 and the amendments described therein will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). This new guidance clarifies the definition of a business in order to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for transactions not reported in financial statements that have been issued or made available for issuance. The new guidance must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. The Company elected to early adopt ASU 2017-01 effective April 1, 2017 and the new guidance did not have an impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the guidance effective April 1, 2017 and recorded a $1,059,000 cumulative-effect adjustment to retained earnings to recognize deferred taxes attributable to excess tax benefits. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2018.
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
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less a normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-11 effective April 1, 2017 and it had no impact on its consolidated financial statements.
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
The Company intends to adopt the new guidance effective April 1, 2018, with a cumulative-effect adjustment, if any, to opening retained earnings under the modified retrospective approach. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, excluding McCall, the Company does not expect a significant change in the timing and presentation of recognizing its revenue, but does expect there to be a material impact on disclosures. The Company is currently evaluating the impact of adoption of ASU 2014-09 will have on its consolidated financial statements in respect to revenue related to its recent McCall acquisition.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
The strategy of CSS is to build on existing relationships with seasonal, celebrations and craft customers by expanding and diversifying its product lines and thereby growing its presence in the largest retailers in North America. This includes both capitalizing on opportunities for organic growth in existing businesses as well as acquiring companies which fit into appropriate acquisition parameters. We actively meet with seasonal, celebrations and craft companies to review and assess potential acquisition targets.
Approximately 59% of the Company’s sales are attributable to products within our celebrations and craft categories, with the remainder attributable to products in the seasonal category. The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment. The celebrations product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. These products are primarily sold into mass and specialty retailers, floral and packaging wholesalers and distributors. Products in this category are generally ordered on a replenishment basis throughout the year. The craft product category reflects products used for craft activities and includes ribbons, buttons, sewing patterns and accessories. These products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
The Company has relatively high market share in many products across its categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented customers' bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines and in our non-retail packaging and floral product lines due to a decline in usage by consumers.
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
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain affiliated companies ("McCall"), through newly-formed subsidiaries, for approximately $13,914,000 in cash plus transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,528,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $19,614,000 in the consolidated statements of operations in fiscal 2017.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Lawrence Schiff Silk Mills, Inc. ("Schiff") for approximately $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 in the consolidated statements of operations in the second quarter of fiscal 2017.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of goodwill and other intangible and long-lived assets; the valuation of inventory and accounts receivable; income tax accounting; the valuation of share-based awards and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net sales for the three months ended June 30, 2017 increased 7% to $48,324,000 from $45,318,000 in the three months ended June 30, 2016 due to incremental sales of sewing patterns of $7,119,000 related to the acquisition of McCall on December 13, 2016, partially offset by lower sales of craft products of $2,453,000, seasonal products of $842,000, and celebration products of $818,000.
Cost of sales, as a percentage of net sales, increased to 76% in the three months ended June 30, 2017 from 73% in the three months ended June 30, 2016 due to the recognition of the McCall inventory step-up through cost of sales in the amount of $3,185,000, which relates to the portion of acquired inventory that was sold during the period. In connection with the acquisition of McCall, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the McCall inventory step-up in the first quarter of fiscal 2018, costs of sales, as a percentage of sales, was 69%. The decline was a result of higher margins achieved on sales of sewing patterns, which is a new product line for the Company with its acquisition of McCall, compared to the same quarter in the prior year.
Selling, general and administrative expenses of $20,696,000 in the three months ended June 30, 2017 increased from $17,574,000 in the three months ended June 30, 2016 due to incremental costs related to the acquired McCall business of $3,808,000, partially offset by lower legal fees of $391,000 and product development costs of $314,000.
Interest income, net of $54,000 in the three months ended June 30, 2017 decreased from $89,000 in the three months ended June 30, 2016 primarily due to lower average balances of funds invested in short-term investments compared to the prior year.
Other income, net of $159,000 in the three months ended June 30, 2017 increased from $91,000 in the three months ended June 30, 2016 primarily due to incremental rental income related to the McCall acquisition.
The income tax benefit, as a percentage of income (loss) before income taxes, was 19% and 36% in the three months ended June 30, 2017 and 2016, respectively. The decrease in the income tax benefit, as a percentage of income (loss) before income taxes, was primarily attributable to the permanent reinvestment of current year foreign earnings at lower income tax rates. Additionally, the Company’s first quarter of fiscal 2018 effective tax rate includes tax expense of $235,000 associated with the Company’s adoption of an accounting standard update regarding the tax impact of certain stock-based compensation. This discrete tax expense reduced the income tax benefit recorded during the first quarter of fiscal 2018, further lowering the rate. There was no permanent reinvestment of foreign earnings tax benefit or stock-based compensation tax expense during the first quarter of fiscal 2017.  The Company expects to continue to experience volatility in its effective tax rate due to the timing and amount of certain stock-based compensation income tax effects.
The net loss for the three months ended June 30, 2017 was $7,064,000, or $0.78 per diluted share compared to $3,286,000, or $0.36 per diluted share for the comparable period in 2016.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2017, the Company had working capital of $187,917,000 and stockholders’ equity of $285,896,000. Operating activities used net cash of $15,324,000 during the three months ended June 30, 2017 compared to $20,794,000 in the three months ended June 30, 2016. Net cash used for operating activities during the three months ended June 30, 2017 reflected our working capital requirements which resulted in an increase in inventory of $13,156,000 due to the normal seasonal inventory build necessary for the fiscal 2018 shipping season, a decrease in accounts receivable of $5,562,000, an increase in prepaid expenses and other assets of $4,323,000 and a decrease in other accrued liabilities of $2,239,000. Included in net income (loss) for the three months ended June 30, 2017 were non-cash charges for amortization of inventory step-up of $3,185,000, depreciation and amortization of $2,126,000, provision for accounts receivable allowances of $526,000 and share-based compensation of $283,000. Net cash used for operating activities during the three months ended June 30, 2016 reflected our working capital requirements which resulted in an increase in inventory of $18,087,000 due to the normal seasonal inventory build necessary for the fiscal 2017 shipping season, a decrease in other accrued liabilities of $4,159,000, an increase in prepaid expenses and other assets of $3,917,000, an increase in accounts payable of $2,667,000 and a decrease in accounts receivable of $2,158,000. Included in net income (loss) for the three months ended June 30, 2016 were non-cash charges for depreciation and amortization of $2,160,000, deferred tax provision of $790,000, provision for accounts receivable allowances of $590,000 and share-based compensation of $410,000.
Our investing activities provided net cash of $19,099,000 in the three months ended June 30, 2017, consisting primarily of the proceeds from held-to-maturity securities of $20,000,000, partially offset by capital expenditures of $901,000. In the three months ended June 30, 2016, our investing activities provided net cash of $13,033,000, consisting primarily of the proceeds from held-to-maturity securities of $15,000,000, partially offset by capital expenditures of $1,967,000.
Our financing activities used net cash of $1,836,000 in the three months ended June 30, 2017, consisting primarily of payments of cash dividends of $1,819,000. In the three months ended June 30, 2016, financing activities used net cash of $2,055,000, consisting primarily of payments of cash dividends of $1,815,000.
The Company relies primarily on cash on hand, cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. The Company has not borrowed under its revolving credit facility since fiscal 2012. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At June 30, 2017, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the three months ended June 30, 2017. The Company had approximately $371,000 of other debt outstanding and approximately $251,000 of capital leases outstanding at June 30, 2017. The Company is in compliance with all financial debt covenants as of June 30, 2017. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of June 30, 2017, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,338	—	—	—	$1,338
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of June 30, 2017, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017. There have been no significant changes to such contractual obligations.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 91 employees as of June 30, 2017, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.
ACCOUNTING PRONOUNCEMENTS
See Note 8 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding: the Company’s strategy to grow its presence in the largest retailers in North America by expanding and diversifying the Company’s product lines, including through acquisitions; pursuing new product initiatives within certain identified product categories; the expected future impact of legal proceedings; the period of time over which inventory acquired as part of the McCall acquisition will be sold; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including difficulties identifying and evaluating suitable acquisition opportunities, realization of intangible assets and recoverability of long-lived assets, acquisition integration costs, and the risk that the Company may not be able to integrate and derive the expected benefits from acquisitions; risks associated with the combination of the facilities and/or operations of the Company’s operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2017 have not materially changed from March 31, 2017 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017).

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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

*Exhibit 10.1	Form of Grant Instrument for Service-Based Non-Qualified Stock Options issued under the 2013 Equity Compensation Plan.
*Exhibit 10.2	Form of Grant Instrument for Service-Based Restricted Stock Units issued under the 2013 Equity Compensation Plan.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: August 1, 2017	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: August 1, 2017	By:	/s/ John M. Roselli
John M. Roselli
Executive Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)