Form 10-Q
period 2017-09-30
CSS INDUSTRIES INC
filed 2017-11-07
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of November 3, 2017, there were 9,111,746 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net sales	$101,397	$101,291	$149,721	$146,609
Cost of sales	74,722	69,691	111,234	102,712
Gross profit	26,675	31,600	38,487	43,897
Selling, general and administrative expenses	23,282	20,921	43,978	38,495
Operating income (loss)	3,393	10,679	(5,491)	5,402
Gain on bargain purchase	—	(376)	—	(376)
Interest expense (income), net	47	(4)	(7)	(93)
Other expense (income), net	(169)	(11)	(328)	(102)
Income (loss) before income taxes	3,515	11,070	(5,156)	5,973
Income tax expense (benefit)	502	4,078	(1,105)	2,267
Net income (loss)	$3,013	$6,992	$(4,051)	$3,706

Weighted average shares outstanding:
Basic	9,109	9,076	9,099	9,065
Diluted	9,143	9,107	9,099	9,111

Net income (loss) per common share:
Basic	$0.33	$0.77	$(0.45)	$0.41
Diluted	$0.33	$0.77	$(0.45)	$0.41

Cash dividends per share of common stock	$0.20	$0.20	$0.40	$0.40

Comprehensive income (loss):
Net income (loss)	$3,013	$6,992	$(4,051)	$3,706
Currency translation adjustment	302	—	610	—
Comprehensive income (loss)	$3,315	$6,992	$(3,441)	$3,706
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2017	March 31, 2017	September 30, 2016
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,214	$47,693	$30,241
Short-term investments	—	19,931	—
Accounts receivable, net of allowances of $1,216, $1,283 and $1,524	95,014	48,814	91,577
Inventories	106,896	105,258	93,701
Prepaid expenses and other current assets	13,245	10,793	12,741
Total current assets	242,369	232,489	228,260
Property, plant and equipment, net	35,453	35,764	27,204
Deferred income taxes	—	—	2,363
Other assets
Goodwill	19,916	19,916	19,677
Intangible assets, net	42,198	43,879	41,160
Other	8,977	7,146	6,657
Total other assets	71,091	70,941	67,494
Total assets	$348,913	$339,194	$325,321
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$226	$220	$—
Accounts payable	26,067	14,223	26,652
Accrued payroll and other compensation	8,081	7,884	7,070
Accrued customer programs	6,338	5,030	3,622
Accrued income taxes	564	425	551
Other current liabilities	11,275	8,601	10,961
Total current liabilities	52,551	36,383	48,856
Long-term debt, net of current portion	342	456	—
Deferred income taxes	4,144	4,430	—
Other long-term obligations	3,971	3,771	4,590
Stockholders’ equity
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at September 30, 2017, March 31, 2017 and September 30, 2016	1,470	1,470	1,470
Additional paid-in capital	57,742	57,997	57,028
Retained earnings	375,330	382,807	361,810
Accumulated other comprehensive income (loss)	546	(63)	(62)
Common stock in treasury	(147,183)	(148,057)	(148,371)
Total stockholders' equity	287,905	294,154	271,875
Total liabilities and stockholders’ equity	$348,913	$339,194	$325,321
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,051)	$3,706
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	4,246	4,270
Amortization of inventory step-up	7,028	—
Accretion of investment discount	(69)	(194)
Provision for accounts receivable allowances	1,298	2,553
Deferred tax (benefit) provision	(362)	799
Share-based compensation expense	803	688
Gain on bargain purchase	—	(376)
(Gain) loss on sale of assets	(14)	43
Changes in assets and liabilities:
Accounts receivable	(47,443)	(48,987)
Inventory	(8,436)	(19,815)
Prepaid expenses and other assets	(3,516)	(48)
Accounts payable	11,865	12,514
Other accrued liabilities and long-term obligations	4,489	2,821
Total adjustments	(30,111)	(45,732)
Net cash used for operating activities	(34,162)	(42,026)
Cash flows from investing activities:
Maturities of investment securities	20,000	60,000
Purchase of a business	—	(1,125)
Purchase of property, plant and equipment	(2,021)	(2,831)
Purchase of company owned life insurance policy	(750)	—
Purchase of intangibles	—	(100)
Proceeds from sale of fixed assets	14	311
Net cash provided by investing activities	17,243	56,255
Cash flows from financing activities:
Payments on long-term debt	(109)	—
Dividends paid	(3,644)	(3,634)
Exercise of stock options, net of tax withholdings	37	(32)
Payments for tax withholding on net restricted stock settlements	—	(527)
Tax effect on stock awards	—	278
Net cash used for financing activities	(3,716)	(3,915)
Effect of exchange rate changes on cash	156	—
Net (decrease) increase in cash and cash equivalents	(20,479)	10,314
Cash and cash equivalents at beginning of period	47,693	19,927
Cash and cash equivalents at end of period	$27,214	$30,241
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Short-Term Investments
The Company categorized and accounted for its short-term investment holdings as held-to-maturity securities. This categorization was based upon the Company's positive intent and ability to hold these securities until maturity. There were no short-term investments at September 30, 2017 and 2016. Short-term investments at March 31, 2017 consisted of commercial paper with an amortized cost of $19,931,000 and matured in the first quarter of fiscal 2018. Held-to-maturity securities are recorded at amortized cost which approximated fair value at March 31, 2017.
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

	September 30, 2017	March 31, 2017	September 30, 2016
Raw material	$11,437	$11,210	$10,919
Work-in-process	15,438	18,316	14,474
Finished goods	80,021	75,732	68,308
	$106,896	$105,258	$93,701
In connection with the acquisition of McCall on December 13, 2016, there was a step-up to fair value of the inventory acquired of $21,773,000 recorded at the date of acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of September 30, 2017 and March 31, 2017 was $11,295,000 and $18,187,000, respectively. The Company expects the acquired inventory to be sold through the first quarter of fiscal 2019.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2017	March 31, 2017	September 30, 2016
Land	$5,918	$5,838	$2,508
Buildings, leasehold interests and improvements	41,014	40,661	34,612
Machinery, equipment and other	89,677	89,917	89,630
	136,609	136,416	126,750
Less - Accumulated depreciation and amortization	(101,156)	(100,652)	(99,546)
Net property, plant and equipment	$35,453	$35,764	$27,204
Depreciation expense was $1,280,000 and $1,290,000 for the quarters ended September 30, 2017 and 2016, respectively, and was $2,565,000 and $2,647,000 for the six months ended September 30, 2017 and 2016, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the six months ended September 30, 2017, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the six months ended September 30, 2017, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
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
Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three- and six months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$3,013	$6,992	$(4,051)	$3,706

Denominator:
Weighted average shares outstanding for basic net income (loss) per common share	9,109	9,076	9,099	9,065
Effect of dilutive stock options	34	31	—	46
Adjusted weighted average shares outstanding for diluted net income (loss) per common share	9,143	9,107	9,099	9,111

Basic net income (loss) per common share	$0.33	$0.77	$(0.45)	$0.41
Diluted net income (loss) per common share	$0.33	$0.77	$(0.45)	$0.41
The Company has excluded 553,000 shares and 508,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three months ended September 30, 2017 and three- and six months ended September 30, 2016, respectively, because their effects were antidilutive. Due to the Company's net loss in the six months ended September 30, 2017, potentially dilutive securities of 553,000 shares, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect.

(2)	ACQUISITIONS
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
The following table summarizes the fair values of the assets acquired at the date of acquisition (in thousands):

Inventory	$865
Property, plant and equipment	350
Intangible assets	500
Total assets acquired	1,715
Deferred tax liability	(214)
Net assets acquired	$1,501
In connection with this bargain purchase, the Company recorded a gain of approximately $376,000 in the consolidated statements of operations in the quarter ended September 30, 2016.

(3)	SHARE-BASED COMPENSATION
2013 Equity Compensation Plan
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Service-based stock options outstanding as of September 30, 2017 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of September 30, 2017 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of September 30, 2017 vest on July 30, 2018. Market-based RSUs outstanding at September 30, 2017 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At September 30, 2017, there were 536,368 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan was estimated on the date of grant using a Black-Scholes option pricing model with the following average assumptions:

	Six Months Ended September 30,
	2017	2016
Risk-free interest rate	2.21%	1.66%
Volatility	34.45%	35.12%
Dividend yield	2.90%	2.91%
Expected life of option (in years)	6.25	4.75
The fair value of each market-based RSU granted under the above plan during the six months ended September 30, 2016 was estimated on the date of grant using a Monte Carlo simulation model with assumptions of a risk-free interest rate of 1.20%, volatility of 33.08% and dividend yield of 2.99%. There were no market-based RSUs granted during the six months ended September 30, 2017. The fair value of each service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock.
During the six months ended September 30, 2017 and 2016, the Company granted 119,000 and 151,350 stock options, respectively, with a weighted average fair value of $7.42 and $6.25, respectively. During the six months ended September 30, 2017 and 2016, the Company granted 73,680 and 66,602 RSUs, respectively, with a weighted average fair value of $25.63 and $21.47, respectively. As of September 30, 2017, there were 603,200 and 195,205 outstanding stock options and RSUs, respectively.
As of September 30, 2017, there was $1,773,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2017, there was $2,550,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.
On August 11, 2015, the Company granted 10,000 RSUs to the Chair of the Company's Board of Directors. The RSUs vested on August 15, 2017 and were converted into a lump sum cash payment of approximately $266,000 which represented the fair market value of corresponding shares of common stock of the Company. Prior to vesting, the RSUs were classified as liability awards because they were to be paid in cash upon vesting. The RSU award liability was measured at its fair market value at the end of each reporting period. The total amount accrued related to this grant as of September 30, 2016 was $144,000 and is included in accrued payroll and other compensation in the consolidated balance sheet.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $541,000 and $307,000 in the quarters ended September 30, 2017 and 2016, respectively, and $860,000 and $749,000 in the six months ended September 30, 2017 and 2016, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $13,000 and $32,000 was recorded in the three- and six months ended September 30, 2017, respectively, and a realized gain of $12,000 and $14,000 was recorded in the three- and six months ended September 30, 2016, respectively. As of September 30, 2017 and 2016, the notional amount of open foreign currency forward contracts was $1,105,000 and $1,564,000, respectively. The related unrealized loss was $46,000 at September 30, 2017 and the related unrealized gain was $14,000 at September 30, 2016. The Company believes it does not have significant counterparty credit risks as of September 30, 2017.
The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	September 30, 2017	September 30, 2016
Foreign currency forward contracts	Other current liabilities	$46	$—
Foreign currency forward contracts	Other current assets	$—	$14

(5)	INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2017		March 31, 2017		September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$19,953	$—	$19,953	$—	$15,553	$—
Customer relationships	39,757	18,050	39,757	16,495	39,757	14,940
Patents	1,164	883	1,164	825	1,164	767
Trademarks	403	378	403	363	403	348
Non-compete	530	298	530	245	530	192
	$61,807	$19,609	$61,807	$17,928	$57,407	$16,247
Amortization expense related to intangible assets was $840,000 and $820,000 for the quarters ended September 30, 2017 and 2016, respectively, and was $1,681,000 and $1,623,000 for the six months ended September 30, 2017 and 2016. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2018 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2018	$1,681
Fiscal 2019	3,305
Fiscal 2020	3,244
Fiscal 2021	3,056
Fiscal 2022	2,960

(6)	LONG-TERM DEBT
The Company leases certain equipment under capital leases, of which $76,000 and $75,000 is classified in current portion of long-term debt and $156,000 and $194,000 is classified in long-term debt, net of current portion in the accompanying consolidated balance sheets as of September 30, 2017 and March 31, 2017, respectively.
The Company also finances certain equipment, of which $150,000 and $145,000 is classified in current portion of long-term debt and $186,000 and $262,000 is classified in long-term debt, net of current portion in the accompanying consolidated balance sheets as of September 30, 2017 and March 31, 2017, respectively.
There was no long-term debt as of September 30, 2016.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions as of September 30, 2017.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of September 30, 2017. The Company also maintains a nonqualified Deferred Compensation Plan ("Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the SERP and Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet as of September 30, 2017.
In connection with the above SERP and Deferred Comp Plan, the Company has invested in company-owned life insurance policies. The Company also maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2017.
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

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of September 30, 2017 and March 31, 2017 (in thousands):

		Fair Value Measurements at September 30, 2017 Using
	September 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$343	$343	$—	$—
Cash surrender value of life insurance policies	1,976	—	1,976	—
Total assets	$2,319	$343	$1,976	$—
Liabilities
Deferred compensation plans	$574	$574	$—	$—
Foreign exchange contracts	46	—	46	—
Total liabilities	$620	$574	$46	$—

		Fair Value Measurements at March 31, 2017 Using
	March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$319	$319	$—	$—
Cash surrender value of life insurance policies	1,187	—	1,187	—
Total assets	$1,506	$319	$1,187	$—
Liabilities
Deferred compensation plans	$364	$364	$—	$—
Total liabilities	$364	$364	$—	$—
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets as such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. Short-term investments as of March 31, 2017 included held-to-maturity securities that were recorded at amortized cost, which approximates fair value (Level 2), because their short-term maturity results in the interest rates on these securities approximating current market interest rates. As of September 30, 2017 and March 31, 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and represents Level 2 financial instruments.
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
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of September 30, 2017, the Company believes that no impairments exist.

(9)	RECENT ACCOUNTING PRONOUNCEMENTS
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," that amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. This new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on April 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). Under the amendments in ASU 2017-04, Step 2 of the goodwill impairment test is eliminated. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Also eliminated is the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This standard is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective April 1, 2017, the Company elected to early adopt ASU 2017-04 and the amendments described therein will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis. The adoption of the standard did not have an impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The standard also requires certain quantitative and qualitative disclosures. While we are continuing to assess all potential aspects of ASU 2016-02, including taking an inventory of outstanding leases, the Company currently believes the most significant impact relates to our accounting for manufacturing, distribution, warehouse and office space operating leases. The Company expects this standard to have a material impact on its consolidated balance sheet, but does not believe that it will have a material impact on its consolidated statements of operations and comprehensive income (loss).
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
The Company will adopt the new guidance effective April 1, 2018, with a cumulative-effect adjustment, if any, to opening retained earnings under the modified retrospective approach. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company has made significant progress in the review of its customer contracts and its current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to its revenue contracts. To date, the Company has evaluated a majority of its revenue streams and based on the Company's preliminary analysis, it does not expect the new revenue standard will have a significant impact on the timing of recognizing revenue. The Company currently does not expect any significant changes to its accounting systems or internal controls related to the new standard. However, while the Company has made significant progress, it is still evaluating other aspects of its revenue. The Company will continue to update its assessment of the effect that the new revenue guidance will have on its consolidated financial statements, disclosures and related internal controls, and will disclose any material effects, if any.

(10)	SUBSEQUENT EVENT
On November 3, 2017, the Company completed the acquisition of the business and net assets of Simplicity Creative Group ("Simplicity") for approximately $67,117,000 in cash. The Company financed the transaction primarily with borrowings from its existing credit facility. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. A preliminary allocation of the purchase price has not yet been determined as the valuation to determine the fair values of the acquired assets and assumed liabilities has not yet been completed. A portion of the purchase price is being held in escrow for certain post-closing adjustments and indemnification obligations.

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
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain affiliated companies ("McCall"), through newly-formed subsidiaries, for approximately $13,914,000 in cash plus transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,528,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of approximately $19,711,000 in the consolidated statements of operations in the third quarter of fiscal 2017, which was adjusted to $19,614,000 in the fourth quarter fiscal 2017.
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
Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016
Net sales for the six months ended September 30, 2017 increased 2% to $149,721,000 from $146,609,000 in the six months ended September 30, 2016 due to incremental sales of sewing patterns of $14,203,000 related to the acquisition of McCall on December 13, 2016, substantially offset by lower sales of seasonal products of $6,373,000, celebration products of $3,846,000 and craft products of $873,000.
Cost of sales, as a percentage of net sales, increased to 74% in the six months ended September 30, 2017 from 70% in the six months ended September 30, 2016 due to the recognition of the McCall inventory step-up through cost of sales of $7,028,000, which relates to the portion of acquired inventory that was sold during the period. In connection with the acquisition of McCall, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the McCall inventory step-up in the second quarter of fiscal 2018, costs of sales, as a percentage of sales, was 70%.
Selling, general and administrative expenses of $43,978,000 in the six months ended September 30, 2017 increased from $38,495,000 in the six months ended September 30, 2016 due to incremental costs related to the acquired McCall business of $7,327,000, partially offset by lower selling and marketing expenses of $577,000, payroll and employee expenses of $530,000 and travel expenses of $267,000.
Gain on bargain purchase of $376,000 in the six months ended September 30, 2016 related to the acquisition of substantially all of the assets and business of Schiff on July 8, 2016. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $1,501,000 exceeding the amount paid of $1,125,000. There was no such gain recorded in the six months ended September 30, 2017.
Interest income, net of $7,000 in the six months ended September 30, 2017 decreased from $93,000 in the six months ended September 30, 2016 primarily due to lower average balances of funds invested in short-term investments compared to the prior year.
Other income, net of $328,000 in the six months ended September 30, 2017 increased from $102,000 in the six months ended September 30, 2016 primarily due to incremental rental income related to the McCall acquisition.
The income tax benefit, as a percentage of loss before income taxes, was 21% in the six months ended September 30, 2017 compared to income tax expense, as a percentage of income before taxes, of 38% in the six months ended September 30, 2016. The decrease in income tax expense (benefit), as a percentage of income (loss) before income taxes, was primarily attributable to the permanent reinvestment of current year foreign earnings at lower income tax rates. Additionally, the Company’s first half of fiscal 2018 effective tax rate includes tax expense of $276,000 associated with the Company’s adoption of an accounting standard update regarding the tax impact of certain stock-based compensation. This discrete tax expense reduced the income tax benefit recorded during the first half of fiscal 2018, further lowering the rate. There was no permanent reinvestment of foreign earnings tax benefit or stock-based compensation tax expense during the first half of fiscal 2017.  The Company expects to continue to experience volatility in its effective tax rate due to the timing and amount of certain stock-based compensation income tax effects.
The net loss for the six months ended September 30, 2017 was $4,051,000, or $0.45 per diluted share compared to net income of $3,706,000, or $0.41 per diluted share for the comparable period in fiscal 2017.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net sales for the three months ended September 30, 2017 slightly increased to $101,397,000 from $101,291,000 in the three months ended September 30, 2016 as incremental sales of sewing patterns of $7,084,000 related to the acquisition of McCall on December 13, 2016 and higher sales of craft products of $1,580,000 were substantially offset by lower sales of seasonal products of $5,531,000 and celebration products of $3,028,000.
Cost of sales, as a percentage of net sales, increased to 74% in the three months ended September 30, 2017 from 69% in the three months ended September 30, 2016 primarily due to the recognition of the McCall inventory step-up through cost of sales in the amount of $3,843,000, which relates to the portion of acquired inventory that was sold during the period. In connection with the acquisition of McCall, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the McCall inventory step-up in the second quarter of fiscal 2018, costs of sales, as a percentage of sales, was 70%. The increase was a result of the mix of seasonal and celebrations products with lower margins that shipped in the second quarter of the current fiscal year as compared to the second quarter in the prior fiscal year.
Selling, general and administrative expenses of $23,282,000 in the three months ended September 30, 2017 increased from $20,921,000 in the three months ended September 30, 2016 due to incremental costs related to the acquired McCall business of $3,518,000, higher professional fees of $280,000 and stock compensation expense of $234,000, partially offset by lower payroll and employee expenses of $739,000, and lower selling and marketing related expenses of $374,000.
Gain on bargain purchase of $376,000 in the three months ended September 30, 2016 related to the acquisition of Schiff on July 8, 2016. There was no such gain recorded in the three months ended September 30, 2017.
Interest expense, net was $47,000 in the three months ended September 30, 2017 compared to interest income, net of $4,000 in the three months ended September 30, 2016. The difference was primarily due to lower average balances of funds invested in short-term investments compared to the prior year.
Other income, net of $169,000 in the three months ended September 30, 2017 increased from $11,000 in the three months ended September 30, 2016 primarily due to incremental rental income related to the McCall acquisition of $78,000, and the gain on sale of fixed assets of $14,000 recorded in the second quarter of fiscal 2018 compared to a loss on sale of fixed assets of $43,000 recorded in the same quarter in the prior fiscal year.
Income tax expense, as a percentage of income before income taxes, was 14% and 37% in the three months ended September 30, 2017 and 2016, respectively. The decrease in income tax expense, as a percentage of income before income taxes, was primarily attributable to the permanent reinvestment of current year foreign earnings at lower income tax rates. There was no permanent reinvestment of foreign earnings tax benefit during the second quarter of fiscal 2017.
Net income for the three months ended September 30, 2017 was $3,013,000, or $0.33 per diluted share compared to $6,992,000, or $0.77 per diluted share for the comparable period in fiscal 2017.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2017, the Company had working capital of $189,818,000 and stockholders’ equity of $287,905,000. Operating activities used net cash of $34,162,000 during the six months ended September 30, 2017 compared to $42,026,000 in the six months ended September 30, 2016. Net cash used for operating activities during the six months ended September 30, 2017 reflected our working capital requirements which resulted in an increase in accounts receivable of $47,443,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in accounts payable of $11,865,000 and an increase in inventory of $8,436,000 due to the normal seasonal inventory build necessary for the fiscal 2018 shipping season; an increase in other accrued liabilities and long-term obligations of $4,489,000; and an increase in prepaid expenses and other assets of $3,516,000. Included in the net loss for the six months ended September 30, 2017 were non-cash charges for amortization of inventory step-up of $7,028,000, depreciation and amortization of $4,246,000, provision for accounts receivable allowances of $1,298,000 and share-based compensation of $803,000. Net cash used for operating activities during the six months ended September 30, 2016 reflected our working capital requirements which resulted in an increase in accounts receivable of $48,987,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventory of $19,815,000 and an increase in accounts payable of $12,514,000 due to the normal seasonal inventory build necessary for the fiscal 2017 shipping season, as well as higher inventory related to the acquisition of Blumenthal Lansing Company, LLC and Schiff, and higher levels of of finished goods inventory to support new customer reset programs; and an increase in other accrued liabilities and long-term obligations of $2,821,000. Included in net income for the six months ended September 30, 2016 were non-cash charges for depreciation and amortization of $4,270,000, provision for accounts receivable allowances of $2,553,000, deferred tax provision of $799,000, share-based compensation of $688,000 and gain on bargain purchase of $376,000.

Our investing activities provided net cash of $17,243,000 in the six months ended September 30, 2017, consisting primarily of the proceeds from held-to-maturity securities of $20,000,000, partially offset by capital expenditures of $2,021,000 and the purchase of a company-owned life insurance policy of $750,000. In the six months ended September 30, 2016, our investing activities provided net cash of $56,255,000, consisting primarily of the proceeds from held-to-maturity securities of $60,000,000, partially offset by capital expenditures of $2,831,000 and the purchase of a business of $1,125,000.
Our financing activities used net cash of $3,716,000 in the six months ended September 30, 2017, consisting primarily of payments of cash dividends of $3,644,000. In the six months ended September 30, 2016, financing activities used net cash of $3,915,000, consisting primarily of payments of cash dividends of $3,634,000.
The Company relies primarily on cash on hand, cash generated from its operations and, if needed, seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At September 30, 2017, there were no borrowings outstanding under the Company’s revolving credit facility, and the Company did not borrow any amount under the facility during the six months ended September 30, 2017. The Company had approximately $336,000 of other debt outstanding and approximately $232,000 of capital leases outstanding at September 30, 2017. The Company is in compliance with all financial debt covenants as of September 30, 2017. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2017, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,338	—	—	—	$1,338
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of September 30, 2017, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 88 employees as of September 30, 2017, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2017.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2017 have not materially changed from March 31, 2017 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

10.1
CSS Industries, Inc. Management Incentive Program (as amended and restated effective as of April 1, 2017) (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 4, 2017).

10.2
CSS Industries, Inc. Deferred Compensation Plan (as amended and restated effective as of August 1, 2017) (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated August 4, 2017).

10.3
Amendment 2017-1 to the Nonqualified Supplemental Executive Retirement Plan Covering Officer-Employees of CSS Industries, Inc. and its Affiliates (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 4, 2017).

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

CSS INDUSTRIES, INC.
(Registrant)

Date: November 7, 2017	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	By:	/s/ John M. Roselli
John M. Roselli
Executive Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)