Form 10-Q
period 2017-12-31
CSS INDUSTRIES INC
filed 2018-02-07
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of February 2, 2018, there were 9,119,746 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net sales	$130,642	$117,153	$280,363	$263,762
Cost of sales	93,183	80,175	204,417	182,887
Gross profit	37,459	36,978	75,946	80,875
Selling, general and administrative expenses	29,138	22,496	73,116	60,991
Operating income	8,321	14,482	2,830	19,884
Gain on bargain purchase	—	(19,711)	—	(20,087)
Interest expense (income), net	344	86	337	(7)
Other expense (income), net	99	(110)	(229)	(212)
Income before income taxes	7,878	34,217	2,722	40,190
Income tax expense	1,926	4,248	821	6,515
Net income	$5,952	$29,969	$1,901	$33,675

Weighted average shares outstanding:
Basic	9,116	9,082	9,105	9,070
Diluted	9,157	9,118	9,142	9,113

Net income per common share:
Basic	$0.65	$3.30	$0.21	$3.71
Diluted	$0.65	$3.29	$0.21	$3.70

Cash dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Comprehensive income:
Net income	$5,952	$29,969	$1,901	$33,675
Currency translation adjustment	(44)	(204)	566	(204)
Comprehensive income	$5,908	$29,765	$2,467	$33,471
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,297	$47,693	$30,069
Short-term investments	—	19,931	—
Accounts receivable, net of allowances of $1,888, $1,283 and $1,712	120,613	48,814	106,514
Inventories	110,762	105,258	106,498
Prepaid expenses and other current assets	11,508	10,793	9,921
Total current assets	273,180	232,489	253,002
Property, plant and equipment, net	51,468	35,764	35,998
Other assets
Goodwill	26,070	19,916	19,677
Intangible assets, net	63,350	43,879	44,719
Other	8,644	7,146	7,965
Total other assets	98,064	70,941	72,361
Total assets	$422,712	$339,194	$361,361
Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$48,431	$—	$—
Current portion of long-term debt	313	220	225
Accounts payable	27,618	14,223	18,496
Accrued payroll and other compensation	8,425	7,884	8,204
Accrued customer programs	13,517	5,030	7,201
Accrued income taxes	805	425	3,057
Other current liabilities	18,683	8,601	11,552
Total current liabilities	117,792	36,383	48,735
Long-term debt, net of current portion	285	456	516
Deferred income taxes	884	4,430	6,246
Other long-term obligations	11,019	3,771	5,420
Stockholders’ equity
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at December 31, 2017, March 31, 2017 and December 31, 2016	1,470	1,470	1,470
Additional paid-in capital	58,324	57,997	57,498
Retained earnings	379,338	382,807	389,799
Accumulated other comprehensive income (loss)	503	(63)	(266)
Common stock in treasury, 5,583,338 and 5,616,319 shares, at cost	(146,903)	(148,057)	(148,057)
Total stockholders' equity	292,732	294,154	300,444
Total liabilities and stockholders’ equity	$422,712	$339,194	$361,361
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,901	$33,675
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, amortization and accretion	7,145	6,327
Amortization of inventory step-up	12,237	452
Accretion of investment discount	(69)	(194)
Provision for accounts receivable allowances	2,977	4,113
Deferred tax (benefit) provision	(3,555)	245
Share-based compensation expense	1,386	1,161
Gain on bargain purchases	—	(20,087)
(Gain) loss on sale of assets	(14)	52
Changes in assets and liabilities, net of effects of purchase of businesses:
Accounts receivable	(62,905)	(62,763)
Inventory	14,147	(1,938)
Prepaid expenses and other assets	85	3,125
Accounts payable	5,948	3,255
Other accrued liabilities and long-term obligations	10,312	6,975
Total adjustments	(12,306)	(59,277)
Net cash used for operating activities	(10,405)	(25,602)
Cash flows from investing activities:
Maturities of investment securities	20,000	60,000
Purchase of businesses, net of cash received of $1,889 in fiscal 2018	(65,228)	(15,039)
Purchase of property, plant and equipment	(3,964)	(4,037)
Purchase of company owned life insurance policy	(750)	—
Purchase of intangibles	—	(100)
Proceeds from sale of fixed assets	14	311
Net cash (used for) provided by investing activities	(49,928)	41,135
Cash flows from financing activities:
Borrowings on notes payable	78,781	—
Payments on notes payable	(30,350)	—
Payments on long-term debt	(200)	—
Dividends paid	(5,469)	(5,453)
Exercise of stock options, net of tax withholdings	201	124
Payments for tax withholding on net restricted stock settlements	—	(527)
Tax effect on stock awards	—	277
Net cash provided by (used for) financing activities	42,963	(5,579)
Effect of exchange rate changes on cash	(26)	188
Net (decrease) increase in cash and cash equivalents	(17,396)	10,142
Cash and cash equivalents at beginning of period	47,693	19,927
Cash and cash equivalents at end of period	$30,297	$30,069
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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
Craft The craft product category is defined as products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids crafts. These products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
The Company's principal operating subsidiaries include Berwick Offray LLC ("Berwick Offray"), Paper Magic Group, Inc. ("Paper Magic"), C.R. Gibson, LLC ("C.R. Gibson"), The McCall Pattern Company, Inc. ("McCall") and Simplicity Creative Corp. ("Simplicity"), and their respective subsidiaries.

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
Short-Term Investments
The Company categorized and accounted for its short-term investment holdings as held-to-maturity securities. This categorization was based upon the Company's positive intent and ability to hold these securities until maturity. There were no short-term investments at December 31, 2017 and 2016. Short-term investments at March 31, 2017 consisted of commercial paper with an amortized cost of $19,931,000 and matured in the first quarter of fiscal 2018. Held-to-maturity securities are recorded at amortized cost which approximated fair value at March 31, 2017.
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

	December 31, 2017	March 31, 2017	December 31, 2016
Raw material	$11,608	$11,210	$10,733
Work-in-process	14,070	18,316	14,165
Finished goods	85,084	75,732	81,600
	$110,762	$105,258	$106,498
In connection with the acquisition of McCall on December 13, 2016 and the acquisition of Simplicity on November 3, 2017, there was a step-up to fair value of the inventory acquired of $21,773,000 and $10,214,000, respectively, recorded at the date of acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of December 31, 2017, March 31, 2017 and December 31, 2016 was $16,249,000, $18,187,000 and $21,322,000, respectively. The Company expects the acquired McCall inventory to be sold through the first quarter of fiscal 2019 and the acquired Simplicity inventory to be sold through the first quarter of fiscal 2020.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2017	March 31, 2017	December 31, 2016
Land	$7,052	$5,838	$5,818
Buildings, leasehold interests and improvements	45,009	40,661	40,257
Machinery, equipment and other	102,311	89,917	90,681
	154,372	136,416	136,756
Less - Accumulated depreciation and amortization	(102,904)	(100,652)	(100,758)
Net property, plant and equipment	$51,468	$35,764	$35,998
As of December 31, 2017, the Company leased $564,000 of machinery and equipment under capital leases and the total accumulated amortization related to such leases was $207,000. There was $0 recorded as capital lease assets as of March 31, 2017 and December 31, 2016. Depreciation expense was $1,749,000 and $1,216,000 for the quarters ended December 31, 2017 and 2016, respectively, and was $4,314,000 and $3,863,000 for the nine months ended December 31, 2017 and 2016, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired. During the nine months ended December 31, 2017, there were no such events or circumstances.
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
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the nine months ended December 31, 2017, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
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
Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the three- and nine months ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income	$5,952	$29,969	$1,901	$33,675

Denominator:
Weighted average shares outstanding for basic net income per common share	9,116	9,082	9,105	9,070
Effect of dilutive stock options	41	36	37	43
Adjusted weighted average shares outstanding for diluted net income per common share	9,157	9,118	9,142	9,113

Basic net income per common share	$0.65	$3.30	$0.21	$3.71
Diluted net income per common share	$0.65	$3.29	$0.21	$3.70
The Company has excluded 208,000 shares and 545,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and nine months ended December 31, 2017, respectively, because their effects were antidilutive. The Company has excluded 505,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and nine months ended December 31, 2016 because their effects were antidilutive.

(2)	ACQUISITIONS
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for total consideration of $68,916,000 and transaction costs of approximately $3,243,000, which are included in selling, general and administrative expenses in the nine months ended December 31, 2017. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its revolving credit facility and has recorded an estimated working capital adjustment due to Wilton of $1,799,000, which is recorded in other current liabilities in the accompanying consolidated balance sheet and is expected to be finalized within 135 days of the acquisition date. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $6,154,000 was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2017. For tax purposes, goodwill resulting from this acquisition is deductible.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$1,889
Accounts receivable	11,787
Inventory	31,651
Other assets	1,289
Total current assets	46,616
Property, plant and equipment	14,975
Intangible assets	22,282
Goodwill	6,154
Other	211
Total assets acquired	90,238
Current liabilities	16,782
Long-term debt	17
Other long-term liabilities	4,523
Total liabilities assumed	21,322
Net assets acquired	$68,916
In connection with the acquisition of Simplicity, the Company recorded an asset, within property, plant and equipment, and a liability of $1,163,000 related to an asset retirement obligation at a leased location. During the three- and nine months ended December 31, 2017, the impact of the asset retirement obligation included $20,000 of depreciation expense and $20,000 of accretion expense. The asset retirement obligation of $1,183,000 is included in other long-term liabilities as of December 31, 2017.
The financial results of Simplicity, from the acquisition date of November 3, 2017, are included in the Company's results of operations for the three- and nine months ended December 31, 2017. For the period from acquisition through December 31, 2017, Simplicity contributed approximately $14,912,000 of revenue and resulted in a net loss of approximately $2,216,000 (due to Simplicity pre-tax acquisition costs of approximately $3,243,000, which are included in selling, general and administrative expenses in the nine months ended December 31, 2017).
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries, through newly-formed subsidiaries ("McCall"), for approximately $13,914,000 in cash and transaction costs of approximately $1,484,000. McCall designs, manufactures, and sells sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and, due to McCall's distressed financial condition and a motivated previous foreign owner who was seeking to exit operations in the United States, the transaction resulted in a bargain purchase due to the fair value of the net assets acquired of approximately $33,625,000 as of December 31, 2016 exceeding the amount paid. During the fourth quarter of fiscal 2017, the Company recorded a decrease in bargain purchase gain of $97,000 related to an adjustment in the deferred tax liability.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisitions in fiscal 2017 (in thousands):

Accounts receivable	$2,762
Inventory	32,206
Other assets	553
Total current assets	35,521
Property, plant and equipment	9,473
Intangible assets	4,900
Other	1,122
Total assets acquired	51,016
Current liabilities	5,328
Deferred tax liability	9,322
Long-term debt	516
Other long-term liabilities	724
Total liabilities assumed	15,890
Net assets acquired	$35,126
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
The following table summarizes the revenue and earnings of the Company had the date of these acquisitions been April 1, 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Supplemental pro forma revenue	$140,086	$149,830	$332,044	$359,792
Supplemental pro forma earnings (1)	$11,639	$11,367	$13,099	$17,841
Supplemental pro forma earnings per basic share (1)	$1.28	$1.25	$1.44	$1.97
Supplemental pro forma earnings per diluted share (1)	$1.27	$1.25	$1.43	$1.96
(1) Earnings and earnings per share in the above pro forma table exclude bargain purchase gains and recognition of inventory step-up through cost of sales as the inventory turns.

(3)	SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Service-based stock options outstanding as of December 31, 2017 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of December 31, 2017 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of December 31, 2017 vest on July 30, 2018. Market-based RSUs outstanding at December 31, 2017 will vest only if certain market conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At December 31, 2017, there were 517,368 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan was estimated on the date of grant using a Black-Scholes option pricing model with the following average assumptions:

	Nine Months Ended December 31,
	2017	2016
Risk-free interest rate	2.21%	1.66%
Volatility	34.44%	35.12%
Dividend yield	2.90%	2.91%
Expected life of option (in years)	6.25	4.75
The fair value of each market-based RSU granted under the above plan during the nine months ended December 31, 2016 was estimated on the date of grant using a Monte Carlo simulation model with assumptions of a risk-free interest rate of 1.20%, volatility of 33.08% and dividend yield of 2.99%. There were no market-based RSUs granted during the nine months ended December 31, 2017. The fair value of each service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock.
During the nine months ended December 31, 2017 and 2016, the Company granted 124,000 and 151,350 stock options, respectively, with a weighted average fair value of $7.40 and $6.25, respectively. During the nine months ended December 31, 2017 and 2016, the Company granted 88,680 and 66,602 RSUs, respectively, with a weighted average fair value of $25.42 and $21.47, respectively. As of December 31, 2017, there were 600,200 and 209,205 outstanding stock options and RSUs, respectively.
As of December 31, 2017, there was $1,617,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2017, there was $2,502,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.4 years.
On August 11, 2015, the Company granted 10,000 RSUs to the Chair of the Company's Board of Directors. The RSUs vested on August 15, 2017 and were converted into a lump sum cash payment of approximately $266,000 which represented the fair market value of corresponding shares of common stock of the Company. Prior to vesting, the RSUs were classified as liability awards because they were to be paid in cash upon vesting. The RSU award liability was measured at its fair market value at the end of each reporting period. The total amount accrued related to this grant as of December 31, 2016 and March 31, 2017 was $186,000 and $210,000, respectively, and is included in accrued payroll and other compensation in the consolidated balance sheet.
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $583,000 and $517,000 in the quarters ended December 31, 2017 and 2016, respectively, and $1,443,000 and $1,266,000 in the nine months ended December 31, 2017 and 2016, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $28,000 and $60,000 was recorded in the three- and nine months ended December 31, 2017, respectively, and a realized gain of $51,000 and $65,000 was recorded in the three- and nine months ended December 31, 2016, respectively. As of December 31, 2017 and 2016, the notional amount of open foreign currency forward contracts was $1,355,000 and $1,668,000, respectively. The related unrealized loss was $12,000 at December 31, 2017 and the related unrealized gain was de minimis at December 31, 2016. The Company believes it does not have significant counterparty credit risks as of December 31, 2017.

The following table shows the fair value of the foreign currency forward contracts designated as hedging instruments and included in the Company’s consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	December 31, 2017	December 31, 2016
Foreign currency forward contracts	Other current liabilities	$12	$—

(5)	INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the nine months ended December 31, 2017 is as follows (in thousands):

Balance as of March 31, 2017	$19,916
Acquisition of Simplicity	6,154
Balance as of December 31, 2017	$26,070
The goodwill of the Simplicity business is primarily related to synergies expected to be realized from this business combination, sales growth from new customers, and certain intangible assets that do not qualify for separate recognition.
With the acquisition of Simplicity and subject to the finalization of the preliminary purchase accounting, the Company recorded intangible assets relating to tradenames that are not subject to amortization in the amount of $8,200,000. Additionally, the Company recorded $10,200,000 relating to customer lists with an estimated life of ten years and $3,882,000 related to favorable lease contracts with a weighted-average amortization period of six years.
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2017		March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$28,153	$—	$19,953	$—	$19,953	$—
Customer relationships	49,957	18,998	39,757	16,495	39,757	15,718
Favorable lease contracts	3,882	120	—	—	—	—
Patents	1,164	913	1,164	825	1,164	796
Trademarks	403	384	403	363	403	355
Non-compete	530	324	530	245	530	219
	$84,089	$20,739	$61,807	$17,928	$61,807	$17,088
Amortization expense related to intangible assets was $1,130,000 and $841,000 for the quarters ended December 31, 2017 and 2016, respectively, and was $2,811,000 and $2,464,000 for the nine months ended December 31, 2017 and 2016. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2018 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2018	$1,274
Fiscal 2019	5,042
Fiscal 2020	4,881
Fiscal 2021	4,394
Fiscal 2022	4,297

(6)	LONG-TERM DEBT
The Company leases certain equipment under capital leases which is classified in the accompanying balance sheet as follows (in thousands):

	December 31, 2017	March 31, 2017	December 31, 2016
Current portion of long-term debt	$161	$75	$74
Long-term debt, net of current portion	138	194	214
	$299	$269	$288
The Company also finances certain equipment which is classified in the accompanying balance sheet as follows (in thousands):

	December 31, 2017	March 31, 2017	December 31, 2016
Current portion of long-term debt	$152	$145	$151
Long-term debt, net of current portion	147	262	302
	$299	$407	$453

(7)	COMMITMENTS AND CONTINGENCIES
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(8)	FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce foreign currency risk. The Company recorded all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions as of December 31, 2017.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees. There have been no contributions provided under the SERP since fiscal 2007 and there are four employees who maintain account balances as of December 31, 2017. The Company also maintains a nonqualified Deferred Compensation Plan ("Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the SERP and Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet as of December 31, 2017.
In connection with the above SERP and Deferred Comp Plan, the Company has invested in company-owned life insurance policies. The Company also maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2017.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of December 31, 2017 and March 31, 2017 (in thousands):

		Fair Value Measurements at December 31, 2017 Using
	December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$361	$361	$—	$—
Cash surrender value of life insurance policies	2,028	—	2,028	—
Total assets	$2,389	$361	$2,028	$—
Liabilities
Deferred compensation plans	$699	$699	$—	$—
Foreign exchange contracts	12	—	12	—
Total liabilities	$711	$699	$12	$—

		Fair Value Measurements at March 31, 2017 Using
	March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$319	$319	$—	$—
Cash surrender value of life insurance policies	1,187	—	1,187	—
Total assets	$1,506	$319	$1,187	$—
Liabilities
Deferred compensation plans	$364	$364	$—	$—
Total liabilities	$364	$364	$—	$—
Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings are reflected at carrying value in the consolidated balance sheets and such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. Short-term investments as of March 31, 2017 included held-to-maturity securities that were recorded at amortized cost, which approximates fair value (Level 2), because their short-term maturity results in the interest rates on these securities approximating current market interest rates. As of December 31, 2017 and March 31, 2017, the outstanding balance of the Company’s long-term debt approximated its fair value based on current rates available to the Company for debt of the same maturity and represents Level 2 financial instruments.
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
As discussed in Note 2, the Company acquired substantially all of the net assets and business of Simplicity on November 3, 2017 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of tradenames, customer lists and favorable lease contracts, was $22,282,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). The Company determined that the aggregate preliminary fair value of the acquired inventory in the Simplicity acquisition was $31,651,000, which was estimated as the selling price less costs of disposal (Level 2).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As of December 31, 2017, the Company believes that no impairments exist.

(9)	INCOME TAXES
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
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management estimates the annual effective tax rate quarterly based on the forecasted pretax income (loss) results of its U.S. and non-US jurisdictions. Items unrelated to current year ordinary income (loss) are recognized entirely in the period identified as a discrete item of tax. These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, and adjustments to previously recorded reserves for uncertain tax positions.
Effects of the Tax Cuts and Jobs Act
New tax legislation in the U.S., commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. Accounting Standards Codification 740, "Accounting for Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for the Company until April 1, 2018.
Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) that a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.
Amounts recorded where accounting is complete in the three- and nine months ended December 31, 2017 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $3,147,000 to remeasure deferred taxes. Furthermore, income tax expense of $238,000 was recorded for the reduced federal tax benefit of state income tax expense.
Provisional amounts recorded where accounting is based upon reasonable estimates through the three- and nine months ended December 31, 2017 related to the new law include a one-time mandatory repatriation transition tax of $2,721,000 on the net accumulated earnings and profits of our foreign subsidiaries. The Company has determined that the transition tax is provisional because various components of the computation are unknown as of December 31, 2017, including the following significant items: the exchange rates for fiscal year 2019, the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of March 31, 2018, the interpretation and identification of cash positions as of March 31, 2018, and incomplete computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017. Consistent with provisions allowed under the Tax Cut and Jobs Act, the estimated transition tax liability of $2,721,000 will be paid over an eight year period beginning in fiscal year 2018.  The Company has recorded the current portion of the estimated transition tax liability of $218,000 in accrued income taxes and has recorded the estimated long term portion of $2,503,000 in other long-term obligations in the accompanying consolidated balance sheet.

(10)	RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard also requires certain quantitative and qualitative disclosures. While we are continuing to assess all potential aspects of ASU 2016-02, including taking an inventory of outstanding leases, the Company currently believes the most significant impact relates to our accounting for manufacturing, distribution, warehouse and office space operating leases. The Company expects this standard to have a material impact on its consolidated balance sheet, but does not believe that it will have a material impact on its consolidated net income.
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
The Company will adopt the new guidance effective April 1, 2018, with a cumulative-effect adjustment, if any, to opening retained earnings under the modified retrospective approach. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company has made significant progress in the review of its customer contracts and its current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to its revenue contracts. To date, the Company has evaluated a majority of its revenue streams and based on the Company's preliminary analysis, it does not expect the new revenue standard will have a significant impact on the timing of recognizing revenue. The Company currently does not expect any significant changes to its accounting systems, but it will enhance its internal controls related to the new standard. While the Company has made significant progress, it is still evaluating other aspects of its revenue streams. The Company will continue to update its assessment of the effect that the new revenue guidance will have on its consolidated financial statements, disclosures and related internal controls, and will disclose any material effects, if any.

(11)	SUBSEQUENT EVENT
At December 31, 2017, the Company has $48,431,000 of nonamortizing variable-rate debt outstanding which accrues interest at LIBOR plus .95% (2.51%). In order to hedge interest rate risk, on February 1, 2018, the Company entered into an interest rate swap agreement for a notional amount of $40,000,000 at a fixed rate of 2.575%. Under this swap agreement, the Company pays the fixed rate of 2.575% on the $40,000,000 notional amount on a monthly basis, and receives the LIBOR rate on a monthly basis, effectively converting its variable-rate debt into fixed-rate debt with an effective interest rate of 3.525% (2.575% fixed + .95% spread).

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
Approximately 59% of the Company’s sales are attributable to products within our celebrations and craft categories, with the remainder attributable to products in the seasonal category. The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for seasonal products are known well in advance of shipment. The celebrations product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Celebrations products are primarily sold into mass and specialty retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year. The craft product category reflects products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids crafts. Craft products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
The Company has relatively high market share in many products across its categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented customers' bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines, craft ribbon product lines and in our non-retail packaging and floral product lines due to factors such as continued price pressure, as well as a decline in retail traffic.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core product offerings which have allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to seasonal, celebrations and craft products, including new licensed and non-licensed product offerings. CSS continually invests in product and packaging design and product knowledge to assure that it can continue to provide unique added value to its customers. In addition, CSS maintains a purchasing office in Hong Kong to be able to provide foreign-sourced products at competitive prices. CSS continually evaluates the efficiency and productivity of its North American production and distribution facilities and of its back office operations to maintain its competitiveness.
Our domestically-manufactured decorative plastic ribbon product lines have experienced price pressure and reduced sales volume due to competition from low-priced imports from China.  In December 2017, our Berwick Offray company filed trade remedy petitions with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) asserting that the competing Chinese products are being imported at less-than-fair-value and that they benefit from unfair governmental subsidies.  In the petitions, Berwick Offray requested the imposition of trade remedies in the form of antidumping and countervailing duties on decorative plastic ribbon from China.  We expect that the proceedings before the ITC and Commerce Department will conclude by not later than January 2019.  If the petition is successful, duties potentially may be imposed on import shipments arriving in the U.S. beginning anywhere from March 2018 to July 2018.  The potential impact of these proceedings is not determinable at this time.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for a total consideration of $68,916,000 and transaction costs of approximately $3,243,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its revolving credit facility and has recorded an estimated working capital adjustment due to Wilton of $1,799,000, which is recorded in other current liabilities in the accompanying consolidated balance sheet and is expected to be finalized within 135 days of the acquisition date. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $6,154,000 was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2017. For tax purposes, goodwill resulting from this acquisition is deductible.
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
Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016
Net sales for the nine months ended December 31, 2017 increased 6% to $280,363,000 from $263,762,000 in the nine months ended December 31, 2016 due to incremental sales of $20,161,000 related to the acquisition of McCall on December 13, 2016 and incremental sales of $14,912,000 related to the acquisition of Simplicity on November 3, 2017, substantially offset by lower sales of seasonal products of $12,936,000, craft products of $2,844,000 and celebrations products of $2,692,000.
Cost of sales, as a percentage of net sales, increased to 73% in the nine months ended December 31, 2017 from 69% in the nine months ended December 31, 2016 due to the recognition of the incremental McCall and Simplicity inventory step-up through cost of sales of $9,761,000 and $2,024,000, respectively, which relates to the portion of acquired inventory that was sold during the period. In connection with each of the acquisitions of McCall and Simplicity, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the McCall and Simplicity inventory step-up, costs of sales, as a percentage of sales, was 69% in the nine months ended December 31, 2017 and 2016.
Selling, general and administrative expenses of $73,116,000 in the nine months ended December 31, 2017 increased from $60,991,000 in the nine months ended December 31, 2016 due to incremental costs related to the acquired McCall business of

$8,499,000 and incremental costs related to the acquired Simplicity business of $6,800,000 (which includes transaction costs of $3,243,000), partially offset by lower payroll and employee expenses of $948,000, commissions of $857,000, professional fees of $602,000, selling and marketing expenses of $512,000, and travel expenses of $332,000.
Gain on bargain purchase of $20,087,000 in the nine months ended December 31, 2016 related to the acquisition of substantially all of the assets and business of McCall on December 13, 2016 and the acquisition of substantially all of the assets and business of Schiff on July 8, 2016. These acquisitions were accounted for using the acquisition method and resulted in a bargain purchase due to the estimated fair value of the net assets acquired of approximately $35,126,000 exceeding the amount paid of $15,039,000. There was no such gain recorded in the nine months ended December 31, 2017.
Interest expense, net of $337,000 in the nine months ended December 31, 2017 compared to interest income, net $7,000 in the nine months ended December 31, 2016. The difference was primarily due to the Company's borrowings under its revolving credit facility due to its acquisition of Simplicity on November 3, 2017, as well as lower average balances of funds invested in short-term investments compared to the prior year. The Company had no borrowings outstanding under its revolving credit facility during the nine months ended December 31, 2016.
Other income, net of $229,000 in the nine months ended December 31, 2017 increased from $212,000 in the nine months ended December 31, 2016 primarily due to incremental rental income related to the McCall acquisition, substantially offset by unfavorable foreign currency transactions recorded in the nine months ended December 31, 2017 compared to the same period in the prior fiscal year.
Income tax expense, as a percentage of income before income taxes, of 30% in the nine months ended December 31, 2017 increased from 16% in the nine months ended December 31, 2016. The increase in income tax expense, as a percentage of income before income taxes, was primarily attributable to the significantly higher income before taxes due to the $20,087,000 nontaxable bargain purchase gain related to the acquisition of McCall, and the permanent reinvestment assertion of foreign earnings at lower income tax rates for the nine month period ended December 31, 2016. Additionally, the Company’s first nine months of fiscal 2018 effective rate includes tax expense of $181,000 associated with the Company’s adoption of an accounting standard update regarding the tax impact of certain stock-based compensation. This discrete tax expense increased the income taxes recorded during the first nine months of fiscal 2018. There was no stock compensation tax expense during the first nine months of fiscal 2017. The Company expects to continue to experience volatility in its effective tax rate due to the timing and amount of certain stock-based compensation income tax effects. These increases were offset slightly by the impact of the new tax legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act, resulting in a provisional tax benefit of $188,000 in the nine months ending December 31, 2017. See Note 9 to the consolidated financial statements for further discussion of the new tax legislation and impact on the Company.
Net income for the nine months ended December 31, 2017 was $1,901,000, or $0.21 per diluted share compared to net income of $33,675,000, or $3.70 per diluted share for the comparable period in fiscal 2017.
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Net sales for the three months ended December 31, 2017 increased 12% to $130,642,000 from $117,153,000 in the three months ended December 31, 2016 primarily due to incremental sales of $14,912,000 related to the acquisition of Simplicity on November 3, 2017 and incremental sales of $5,958,000 related to the acquisition of McCall on December 13, 2016, partially offset by lower sales of seasonal products of $6,018,000 and craft products of $1,972,000.
Cost of sales, as a percentage of net sales, increased to 71% in the three months ended December 31, 2017 from 68% in the three months ended December 31, 2016 primarily due to the recognition of the incremental McCall and Simplicity inventory step-up through cost of sales of $2,733,000 and $2,024,000, respectively, which relates to the portion of acquired inventory that was sold during the period. In connection with the acquisition of McCall and Simplicity, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the McCall and Simplicity inventory step-up in the third quarter of fiscal 2018 and 2017, costs of sales, as a percentage of sales, was 67% and 68%, respectively. The decrease was a result of the favorable mix of McCall and Simplicity products shipped in the third quarter of the current year compared to the same quarter in the prior year.
Selling, general and administrative expenses of $29,138,000 in the three months ended December 31, 2017 increased from $22,496,000 in the three months ended December 31, 2016 due to to incremental costs related to the acquired Simplicity business of $6,800,000 (which includes Simplicity transaction costs of $2,641,000) and incremental costs related to the acquired McCall business of $1,173,000, partially offset by lower professional fees of $609,000, payroll and employee expenses of $418,000, and lower commissions of $315,000.
Gain on bargain purchase of $19,711,000 in the three months ended December 31, 2016 related to the acquisition of McCall on December 13, 2016. There was no such gain recorded in the three months ended December 31, 2017.

Interest expense, net of $344,000 in the three months ended December 31, 2017 increased from $86,000 in the three months ended December 31, 2016 primarily due to the Company's borrowings under its revolving credit facility due to its acquisition of Simplicity on November 3, 2017. The Company had no borrowings outstanding under its revolving credit facility during the three months ended December 31, 2016.
Other expense, net of $99,000 in the three months ended December 31, 2017 compared to other income, net of $110,000 in the three months ended December 31, 2016 primarily due to unfavorable foreign currency transactions recorded in the three months ended December 31, 2017 compared to the same period in the prior fiscal year.
Income tax expense, as a percentage of income before income taxes, was 24% and 12% in the three months ended December 31, 2017 and 2016, respectively. The increase in income tax expense, as a percentage of income before income taxes, was primarily attributable to the significantly higher income before taxes due to the $19,711,000 nontaxable bargain purchase gain related to the acquisition of McCall and the permanent reinvestment assertion of foreign earnings at lower income tax rates for the three months ended December 31, 2016. These increases were offset slightly by the impact of the new tax legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act, resulting in a provisional tax benefit of $188,000 recorded in the three months ending December 31, 2017. See Note 9 to the consolidated financial statements for further discussion of the new tax legislation and impact on the Company.
Net income for the three months ended December 31, 2017 was $5,952,000, or $0.65 per diluted share compared to $29,969,000, or $3.29 per diluted share for the comparable period in fiscal 2017.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2017, the Company had working capital of $155,388,000 and stockholders’ equity of $292,732,000. Operating activities used net cash of $10,405,000 during the nine months ended December 31, 2017 compared to $25,602,000 in the nine months ended December 31, 2016. Net cash used for operating activities during the nine months ended December 31, 2017 reflected our working capital requirements which resulted in an increase in accounts receivable of $62,905,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections, partially offset by a decrease in inventory of $14,147,000 due to a management initiative to reduce inventory levels; an increase in other accrued liabilities and long-term obligations of $10,312,000 primarily due to increased accruals for taxes, royalties, incentive compensation and freight, as well as an estimated working capital adjustment due to Wilton of $1,799,000 related to the acquisition of Simplicity as further discussed in Note 2 to the consolidated financial statements; and an increase in accounts payable of $5,948,000 due to the normal seasonal inventory build for the fiscal 2018 shipping season and management initiatives to extend vendor payment terms. Included in net income for the nine months ended December 31, 2017 were non-cash charges for amortization of inventory step-up of $12,237,000, depreciation, amortization and accretion of $7,145,000, provision for accounts receivable allowances of $2,977,000 and share-based compensation of $1,386,000. Net cash used for operating activities during the nine months ended December 31, 2016 reflected our working capital requirements which resulted in an increase in accounts receivable of $62,763,000 primarily reflecting seasonal billings of prior year Christmas accounts receivable, net of prior year collections and an increase in inventory of $1,938,000, partially offset by a decrease in prepaid expenses and other assets of $3,125,000, an increase in accounts payable of $3,255,000 due to the normal seasonal inventory build for the fiscal 2017 shipping season and an increase in other accrued liabilities and long-term obligations of $6,975,000 due to increased accruals for royalties, freight and sales commissions. Included in net income for the nine months ended December 31, 2016 was a gain on bargain purchases of $20,087,000 related to the acquisitions of McCall and Schiff on December 13, 2016 and July 8, 2016, respectively, and non-cash charges for depreciation and amortization of $6,327,000, provision for accounts receivable allowances of $4,113,000 and share-based compensation of $1,161,000.
Our investing activities used net cash of $49,928,000 in the nine months ended December 31, 2017, consisting primarily of the purchase of Simplicity of $65,228,000, capital expenditures of $3,964,000 and the purchase of a company-owned life insurance policy of $750,000, partially offset by proceeds from held-to-maturity securities of $20,000,000. In the nine months ended December 31, 2016, our investing activities provided net cash of $41,135,000, consisting primarily of the proceeds from held-to-maturity securities of $60,000,000, partially offset by the purchase of McCall and Schiff of $15,039,000 and capital expenditures of $4,037,000.
Our financing activities provided net cash of $42,963,000 in the nine months ended December 31, 2017, consisting primarily of net borrowings of $48,431,000 under the Company's revolving credit facility, partially offset by payments of cash dividends of $5,469,000. In the nine months ended December 31, 2016, financing activities used net cash of $5,579,000, consisting primarily of payments of cash dividends of $5,453,000.
The Company relies primarily on cash on hand, cash generated from its operations and seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 68% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At December 31, 2017, there was $48,431,000 outstanding under the Company’s revolving credit facility. The Company had approximately $299,000 of other debt outstanding and approximately $299,000 of capital leases outstanding at December 31, 2017. The Company is in compliance with all financial debt covenants as of December 31, 2017. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of December 31, 2017, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$1,853	—	—	—	$1,853
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and a lease security deposit. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
As of December 31, 2017, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 80 employees as of December 31, 2017, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020.
ACCOUNTING PRONOUNCEMENTS
See Note 10 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding: the Company’s strategy to grow its presence in the largest retailers in North America by expanding and diversifying the Company’s product lines, including through acquisitions; pursuing new product initiatives within certain identified product categories; the expected future impact of legal proceedings and recent accounting pronouncements; the period of time over which inventory acquired as part of the McCall and Simplicity acquisitions will be sold; the expected amount and timing of future amortization expense and future compensation expense relating to non-vested outstanding stock options and RSUs; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); information technology risks, such as cyber attacks and data breaches; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; currency risks and other risks associated with international markets; risks associated with acquisitions, including difficulties identifying and evaluating suitable acquisition opportunities, realization of intangible assets and recoverability of long-lived assets, acquisition integration costs, and the risk that the Company may not be able to integrate and derive the expected benefits from acquisitions; risks associated with the combination of the facilities and/or operations of the Company’s operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates, primarily related to its revolving credit facility, and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2017 have not materially changed from March 31, 2017 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017).
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

(b)
Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

10.1
Amendment No. 3 to Credit Agreement, dated as of October 17, 2017, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2017).

10.2	Asset and Securities Purchase Agreement, dated as of November 3, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 9, 2017).
10.3	Transition Services Agreement, dated as of November 3, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2017).
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: February 7, 2018	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: February 7, 2018	By:	/s/ John M. Roselli
John M. Roselli
Executive Vice President – Finance and Chief Financial Officer
(principal financial and accounting officer)