Form 10-Q
period 2018-06-30
CSS INDUSTRIES INC
filed 2018-08-01
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 27, 2018, there were 9,119,746 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2018	2017

Net sales	$64,127	$48,324
Cost of sales	52,480	36,512
Gross profit	11,647	11,812
Selling, general and administrative expenses	28,929	20,696
Impairment of goodwill	1,390	—
Operating income (loss)	(18,672)	(8,884)
Interest expense (income), net	262	(54)
Other expense (income), net	(117)	(159)
Income (loss) before income taxes	(18,817)	(8,671)
Income tax expense (benefit)	(341)	(1,607)
Net income (loss)	$(18,476)	$(7,064)

Weighted average basic and diluted shares outstanding	9,120	9,089

Basic and diluted net income (loss) per common share	$(2.03)	$(0.78)

Cash dividends per share of common stock	$0.20	$0.20

Comprehensive income (loss):
Net income (loss)	$(18,476)	$(7,064)
Foreign currency translation adjustment	(720)	308
Fair value of interest rate swap agreements	265	—
Comprehensive income (loss)	$(18,931)	$(6,756)
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2018	March 31, 2018	June 30, 2017
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,103	$58,560	$49,695
Accounts receivable, net of allowances of $1,640, $1,576 and $1,124	51,908	63,083	42,753
Inventories	117,944	102,436	115,348
Prepaid expenses and other current assets	12,851	11,962	14,099
Total current assets	215,806	236,041	221,895
Property, plant and equipment, net	53,133	52,126	35,474
Deferred income taxes	10,560	10,439	—
Goodwill	—	—	19,916
Intangible assets, net	57,794	57,029	43,038
Other assets	9,828	9,553	8,172
Total assets	$347,121	$365,188	$328,495
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$229	$228	$223
Accounts payable	25,751	20,581	14,076
Accrued payroll and other compensation	9,994	11,496	7,107
Accrued customer programs	13,937	12,284	4,934
Accrued other liabilities	11,387	14,751	7,638
Total current liabilities	61,298	59,340	33,978
Long-term debt, net of current portion	40,170	40,228	399
Deferred income taxes	1,500	1,639	4,413
Other long-term obligations	10,745	10,286	3,809
Total liabilities	113,713	111,493	42,599
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at June 30, 2018, March 31, 2018 and June 30, 2017	1,470	1,470	1,470
Additional paid-in capital	59,348	58,877	57,221
Retained earnings	318,785	339,088	374,750
Accumulated other comprehensive income (loss), net of tax	708	1,163	245
Common stock in treasury, 5,583,338 shares at June 30, 2018 and March 31, 2018 and 5,608,690 shares at June 30, 2017, at cost	(146,903)	(146,903)	(147,790)
Total stockholders' equity	233,408	253,695	285,896
Total liabilities and stockholders’ equity	$347,121	$365,188	$328,495
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(18,476)	$(7,064)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,297	2,126
Amortization of inventory step-up	5,043	3,185
Accretion of asset retirement obligation	31	—
Accretion of investment discount	—	(69)
Impairment of goodwill	1,390	—
Provision for accounts receivable allowances	733	526
Deferred tax (benefit) provision	(218)	(56)
Share-based compensation expense	471	283
Loss on sale or disposal of assets	2	—
Changes in assets and liabilities, net of effects of purchase of a business:
Accounts receivable	10,709	5,562
Inventories	(20,312)	(13,156)
Prepaid expenses and other assets	(1,445)	(4,323)
Accounts payable	4,995	(99)
Accrued expenses and long-term obligations	(1,624)	(2,239)
Total adjustments	3,072	(8,260)
Net cash used for operating activities	(15,404)	(15,324)
Cash flows from investing activities:
Maturities of investment securities	—	20,000
Final payment of purchase price for a business previously acquired	(2,500)	—
Purchase of a business	(2,500)	—
Purchase of property, plant and equipment	(3,159)	(901)
Net cash (used for) provided by investing activities	(8,159)	19,099
Cash flows from financing activities:
Payments on long-term debt	(57)	(54)
Dividends paid	(1,824)	(1,819)
Proceeds from exercise of stock options, net of tax withholdings	—	37
Net cash used for financing activities	(1,881)	(1,836)
Effect of exchange rate changes on cash	(13)	63
Net (decrease) increase in cash and cash equivalents	(25,457)	2,002
Cash and cash equivalents at beginning of period	58,560	47,693
Cash and cash equivalents at end of period	$33,103	$49,695
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2019” refers to the fiscal year ending March 31, 2019.
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
Seasonal The seasonal category includes gift packaging items such as ribbons, bows, greeting cards, wrapping paper, bags, boxes, tags and gift card holders, in addition to specific holiday-themed decorations, accessories, and activities, such as Easter egg dyes and novelties and Valentine's Day classroom exchange cards. These products are sold to mass market retailers, and production forecasts for these products are generally known well in advance of shipment.
Gift The gift category includes products designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Products include ribbons and bows, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery, stickers and other items that commemorate life's celebrations. Products in this category are primarily sold to mass market and specialty retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year.
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
Foreign Currency Translation and Transactions
The Company's foreign subsidiaries generally use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and all income and expense accounts at average rates during the period. Translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions (denominated in currencies other than the local currency) are not material and are included in other expense (income), net in the consolidated statements of operations.

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
Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or net realizable value. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2018	March 31, 2018	June 30, 2017
Raw material	$13,207	$11,602	$12,129
Work-in-process	16,495	17,809	19,198
Finished goods	88,242	73,025	84,021
	$117,944	$102,436	$115,348
In connection with the acquisitions of substantially all of the net assets and business of The McCall Pattern Company ("McCall") on December 13, 2016, Simplicity Creative Group ("Simplicity") on November 3, 2017 and Fitlosophy, Inc. ("Fitlosophy") on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, at the date of such acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of June 30, 2018, March 31, 2018 and June 30, 2017 was $5,923,000, $10,683,000 and $15,071,000, respectively. The Company expects the acquired McCall inventory to be sold through the second quarter of fiscal 2019, the acquired Simplicity inventory to be sold through the first quarter of fiscal 2020, and the acquired Fitlosophy inventory to be sold through the third quarter of fiscal 2019.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2018	March 31, 2018	June 30, 2017
Land	$7,025	$7,100	$5,882
Buildings, leasehold interests and improvements	45,348	45,164	40,798
Machinery, equipment and other	106,292	104,497	90,713
	158,665	156,761	137,393
Less - Accumulated depreciation and amortization	(105,532)	(104,635)	(101,919)
Net property, plant and equipment	$53,133	$52,126	$35,474
Depreciation expense was $2,030,000 and $1,285,000 for the quarters ended June 30, 2018 and 2017, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired.
The Company uses a dual approach to determine the fair value of its reporting units, including both a market approach and an income approach. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of each reporting unit. As of June 30, 2018, the Company assessed its segment and reporting unit structure and determined the Company has a single reporting unit. The test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be reported. During the three months ended June 30, 2018, the Company impaired goodwill of $1,390,000 associated with the acquisition of Fitlosophy acquired on June 1, 2018. See Note 2 for further discussion.
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the three months ended June 30, 2018, there were no such events or circumstances. See Note 5 for further information on other intangible assets.
Revenue Recognition
Revenue from the sale of the Company's products is recognized when control of the promised goods is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue is recognized using the five-step model identified in Accounting Standards Codification 606, "Revenue from Contracts with Customers." These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the performance obligations are satisfied.
The Company's contracts with customers include one performance obligation under the revenue recognition standard. For most product sales, the performance obligation is the delivery of a specified product, and is satisfied at the point in time when control of the product has transferred to the customer, which takes place when title and risk of loss transfer in accordance with the applicable shipping terms, typically either at shipping point or at delivery to a specified destination. The Company has certain limited products, primarily sewing patterns, that are on consignment at mass market retailers. The Company recognizes revenue on these products as they are sold to end consumers as recorded at point-of-sale terminals, which is the point in time when control of the product is transferred to the customer.
Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which the Company expects to be entitled in exchange for transferring the goods. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variable consideration consists of estimated reductions to the transaction price and revenue for customer programs, which may include special pricing arrangements for specific customers, volume incentives and other promotions. The Company has significant historical experience with customer programs and estimates the expected consideration considering historical trends. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. In limited cases, the Company may provide the right to return product to certain customers. The Company also records estimated reductions to revenue, based primarily on known claims, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are included in accrued customer programs in the consolidated balance sheet. If the amount of actual customer returns and chargebacks were to increase or decrease from the estimated amount, revisions to the estimated reserve would be recorded.
The Company treats shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the product. Costs related to shipping of product are recorded as incurred and classified in cost of sales in the consolidated statements of operations and comprehensive income (loss).
Payment terms with customers vary by customer, but generally range from 30 to 90 days. Certain seasonal revenues have extended payment terms in accordance with general industry practice. Since the term between invoicing and expected payment is less than one year, the Company does not adjust the transaction price for the effects of a financing component.
Sales commissions are earned and are recognized as expense as the related revenue is recognized at a point in time. These costs are recorded in selling, general and administrative expenses. Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate governmental agencies.

The Company operates as a single reporting segment, engaged in the creative development, manufacture, procurement, distribution, and sale of seasonal, gift, and craft products, primarily to mass market retailers in the United States. The following represents our net sales disaggregated by product category:

	Three Months Ended June 30,
	2018	2017
Seasonal	$4,799	$4,642
Gift	24,040	25,139
Craft	35,288	18,543
Total	$64,127	$48,324
Net Income (Loss) Per Common Share
Due to the Company's net losses in the first quarter of fiscal 2019 and 2018, potentially dilutive securities of 552,000 shares and 561,000 shares as of June 30, 2018 and 2017, respectively, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted net income (loss) per common share calculation due to their antidilutive effect.

(2)	ACQUISITION
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash and transaction costs of approximately $25,000, which are included in selling, general and administrative expenses in the three months ended June 30, 2018. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly starting June 30, 2018 through March 31, 2023). The estimated fair value of the contingent earn-out consideration is $1,600,000, which is included in accrued other liabilities in the consolidated balance sheet as of June 30, 2018. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value. The following table summarizes the estimated purchase price at the date of acquisition (in thousands):

Cash	$2,500
Contingent earn-out consideration	1,600
Estimated purchase price	$4,100
Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, was expensed during the quarter ended June 30, 2018.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$389
Inventory	452
Other assets	5
Total current assets	846
Intangible assets	2,032
Goodwill	1,390
Total assets acquired	4,268
Current liabilities	(168)
Net assets acquired	$4,100

Our consolidated statements of operations include the operating results of Fitlosophy from the acquisition date through June 30, 2018. Pro forma results of operations for this acquisition have not been presented as the financial impact to our consolidated results of operations is not material.

(3)	SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Service-based stock options outstanding as of June 30, 2018 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of June 30, 2018 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: 1) the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted or 2) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of June 30, 2018 vested on July 30, 2018. Market-based and performance-based RSUs outstanding at June 30, 2018 will vest only if certain market or performance conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market or performance conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At June 30, 2018, there were 588,440 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan during the first quarter of fiscal 2018 was estimated on the date of grant using a Black-Scholes option pricing model with assumptions of a risk-free interest rate of 2.21%, volatility of 34.45%, dividend yield of 2.90% and expected life of 6.25 years. There were no stock options granted during the first quarter of fiscal 2019.
The fair value of each performance-based and service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock. There were no market-based RSUs granted during the first quarter of fiscal 2019 or 2018.
During the three months ended June 30, 2017, the Company granted 119,000 stock options with a weighted average fair value of $7.42. During the three months ended June 30, 2018 and 2017, the Company granted 157,803 and 54,360 RSUs, respectively, with a weighted average fair value of $14.50 and $25.21, respectively. As of June 30, 2018, there were 435,600 and 316,083 outstanding stock options and RSUs, respectively.
As of June 30, 2018, there was $1,215,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2018, there was $3,820,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.5 years.
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
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $471,000 and $319,000 in the quarters ended June 30, 2018 and 2017, respectively.

(4)	DERIVATIVE FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $5,000 was recorded in the three months ended June 30, 2018 and a realized loss of $19,000 was recorded in the three months ended June 30, 2017. As of June 30, 2018 and 2017, the notional amount of open foreign currency forward contracts was $805,000 and $1,636,000, respectively. The related unrealized loss was $2,000 and $35,000 at June 30, 2018 and 2017, respectively. The Company believes it does not have significant counterparty credit risks as of June 30, 2018.
Interest Rate Swap Agreement
On February 1, 2018, the Company entered into an interest rate swap agreement with a term of five years to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The notional amount of the interest rate swap contract subject to fixed rates was $40,000,000 and fixed interest rate payments were at a weighted average rate of 2.575% during the first quarter of fiscal 2019. Interest rate differentials paid under this agreement were recognized as adjustments to interest expense and were $78,000 for the quarter ended June 30, 2018. There were no interest rate swap arrangements in place during the first quarter of fiscal 2018.
The following table shows the fair value of the foreign currency forward contracts and interest rate swap agreement designated as hedging instruments and included in the Company’s consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	June 30, 2018	June 30, 2017
Foreign currency forward contracts	Accrued other liabilities	$2	$35
Interest rate swap agreement	Other assets	238	—

(5)	INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the three months ended June 30, 2018 is as follows (in thousands):

Balance as of March 31, 2018	$—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of June 30, 2018	$—
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2018		March 31, 2018		June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$24,353	$—	$24,353	$—	$19,953	$—
Customer relationships	48,657	20,976	48,657	19,976	39,757	17,273
Favorable lease contracts	3,882	478	3,882	299	—	—
Trademarks	2,435	425	403	393	403	370
Patents	1,164	971	1,164	941	1,164	855
Non-compete	530	377	530	351	530	271
	$81,021	$23,227	$78,989	$21,960	$61,807	$18,769

With the acquisition of substantially all of the business and net assets of Fitlosophy on June 1, 2018, the Company recorded intangible assets of $2,032,000 relating to tradenames which are being amortized over the estimated useful life of seven years.
Amortization expense related to intangible assets was $1,267,000 and $841,000 for the quarters ended June 30, 2018 and 2017, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2019 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2019	$3,887
Fiscal 2020	5,041
Fiscal 2021	4,554
Fiscal 2022	4,458
Fiscal 2023	3,741

(6)	LONG-TERM DEBT
As of June 30, 2018 and March 31, 2018, there was $40,000,000 outstanding under the Company's revolving credit facility and there were no amounts outstanding as of June 30, 2017. The Company has classified this debt as long-term because of its intent and ability to maintain the debt outstanding for greater than one year.
The Company leases certain equipment under capital leases which is classified in the accompanying balance sheet as follows (in thousands):

	June 30, 2018	March 31, 2018	June 30, 2017
Current portion of long-term debt	$73	$74	$76
Long-term debt, net of current portion	102	120	175
	$175	$194	$251
The Company also finances certain equipment which is classified in the accompanying balance sheet as follows (in thousands):

	June 30, 2018	March 31, 2018	June 30, 2017
Current portion of long-term debt	$156	$154	$147
Long-term debt, net of current portion	68	108	224
	$224	$262	$371

(7)	COMMITMENTS AND CONTINGENCIES
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(8)	FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate risk and foreign currency risk. The Company recorded all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions as of June 30, 2018 and March 31, 2018.
The Company maintains a Nonqualified Supplemental Executive Retirement Plan ("SERP") for qualified employees. There have been no contributions provided under the SERP since fiscal 2007 and there are three employees, and one former employee, who maintain account balances as of June 30, 2018. The Company also maintains a nonqualified Deferred Compensation Plan ("Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the SERP and Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheet as of June 30, 2018 and March 31, 2018.
In connection with the above SERP and Deferred Comp Plan, the Company has invested in company-owned life insurance policies. The Company also maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of June 30, 2018 and March 31, 2018.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheet as of June 30, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurements at June 30, 2018 Using
	June 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$366	$366	$—	$—
Cash surrender value of life insurance policies	2,031	—	2,031	—
Interest rate swap agreement	238	—	238	—
Total assets	$2,635	$366	$2,269	$—
Liabilities
Deferred compensation plans	$892	$892	$—	$—
Foreign exchange contracts	2	—	2	—
Total liabilities	$894	$892	$2	$—

		Fair Value Measurements at March 31, 2018 Using
	March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$359	$359	$—	$—
Cash surrender value of life insurance policies	2,007	—	2,007	—
Total assets	$2,366	$359	$2,007	$—
Liabilities
Interest rate swap agreement	$110	$—	$110	$—
Deferred compensation plans	776	776	—	—
Total liabilities	$886	$776	$110	$—
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets and such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. The outstanding balance of the Company’s long-term debt approximated its fair value based on the current rates available to the Company for debt of the same maturity and represents Level 2 financial instruments.
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
As discussed in Note 2, a subsidiary of the Company acquired substantially all of the business and net assets of Fitlosophy on June 1, 2018 and determined that the aggregate preliminary fair value of acquired intangible assets, consisting of tradenames, was $2,032,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). The Company determined that the aggregate preliminary fair value of the acquired inventory in the Fitlosophy acquisition was $452,000, which was estimated as the selling price less costs of disposal (Level 2). The Company estimated the fair value of the Fitlosophy contingent earn-out consideration of $1,600,000 using a Monte Carlo simulation discounted to a present value (Level 3).
Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. The Company also uses quoted market prices in active markets as the basis for measurement of fair value with consideration given to a control premium (Level 1). In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. In the first quarter of fiscal 2019, the Company recorded a non-cash pre-tax impairment charge of $1,390,000 due to impairment of goodwill associated with the acquisition of Fitlosophy. See Note 2 for further discussion.

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

The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management estimates the annual effective tax rate quarterly based on the forecasted pretax income (loss) results of its U.S. and non-U.S. jurisdictions. Items unrelated to current year ordinary income (loss) are recognized entirely in the period identified as a discrete item of tax. These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, and adjustments to previously recorded reserves for uncertain tax positions.
New tax legislation in the U.S., commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 (the “Tax Act”). The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on previously unremitted foreign earnings, allows for immediate expensing of qualified property, and provides for the taxation of global intangible low-taxed income (“GILTI”), among other provisions.
Accounting Standards Codification 740, "Accounting for Income Taxes” (“ASC 740”) requires companies to recognize the effect of tax law changes in the period of enactment. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting effect in fiscal 2018, other significant provisions were not effective or did not begin to result in accounting effects for the Company until April 1, 2018.
Given the significance of the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows registrants to record provisional amounts during a one-year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the Tax Act should be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. In the current period, the Company did not revise any provisional income tax adjustments previously recorded related to the Tax Act. Any subsequent adjustments to the provisional amounts will be recorded in the related period that the accounting for the effects of the Tax Act is complete, no later than the one-year measurement period provided by SAB 118. Also, the Company is still evaluating the effect of the GILTI provision of the Tax Act, and has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether it will account for GILTI as a period cost if and when incurred.
In the first quarter of fiscal 2019, the Company recorded a decrease in the income tax benefit primarily due to a provision in ASC 740 that limits, under certain circumstances, the recognition of an interim period tax benefit to the tax benefit expected to be recognized for the full year, and the reduction of the U.S. federal corporate tax rate in accordance with the Tax Act. The Company expects to continue to experience volatility in its effective tax rate due to this ASC 740 provision, in conjunction with the seasonal nature of its business.

(10)	RECENT ACCOUNTING PRONOUNCEMENTS
In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. ASU 2018-02 requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on April 1, 2018, with early adoption permitted. The Company adopted the guidance effective April 1, 2018 and it did not have an impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory" ("ASU 2016-16") which amends the accounting for income taxes. ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transaction occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The standard is effective in annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the guidance effective April 1, 2018 and it did not have an impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard also requires certain quantitative and qualitative disclosures. While we are continuing to assess all potential aspects of ASU 2016-02, including compiling an inventory of outstanding leases, the Company currently believes the most significant impact relates to our accounting for manufacturing, distribution, warehouse and office space operating leases. The Company expects this standard to have a material impact on its consolidated balance sheet, but does not believe that it will have a material impact on its consolidated net income. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single model for entities to use in accounting for revenue arising from contracts with customers. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and all subsequently issued amendments, collectively “ASC 606”, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits the use of either a full retrospective or a modified retrospective approach.
The Company adopted ASC 606 on April 1, 2018 using the modified retrospective method. The amount and timing of revenue recognition was not impacted by the new standard and therefore no cumulative adjustment was recognized in retained earnings upon adoption. Certain liabilities for estimated product returns were inconsequential and have been reclassified to accrued customer programs from a contra-asset within accounts receivable, net, in the accompanying consolidated balance sheet as of June 30, 2018. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting methods. See Note 1 for further information.

(11)	SUBSEQUENT EVENTS
Credit Agreement Amendment
On July 9, 2018, the Company entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement dated March 17, 2011 (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender. The Amendment, among other modifications, (i) modifies the definition of Consolidated EBIT (as defined in the Credit Agreement) to allow for the add-back of certain acquisition and integration costs; and (ii) modifies the definition of Permitted Acquisition (as defined in the Credit Agreement) to adjust the maximum consideration payable under such definition.
Strategic Initiatives Update
In aligning with our strategic pillars, the Company initiated a review of certain product lines to identify underperforming products, with the goal of reducing costs and improving working capital to enhance our long term returns. As a result, in July 2018 the Company committed to a plan to exit its back-to-school sports licensing product line and also restructure its specialty gift product line, while revising its “go to market” strategy. This initiative will drive an approximate 75% reduction in SKUs within this area, allowing the Company to further rationalize its facilities footprint moving ahead. In conjunction with this change, the Company expects to incur inventory write-down costs between $1,000,000 and $1,500,000. These costs will be recorded during our second quarter of fiscal 2019.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
The overall objective of the Company is to grow profitable sales and improve return on invested capital ("ROIC") through five strategic pillars. These strategic pillars include:
*Defend the base business: leverage our design expertise, product innovation, and category leadership

*	Identify adjacent product categories with a focus on brands: focus on fragmented markets, brands, and omni-channel approach
*Build an omni-channel business model: use dedicated resources and leverage technology

*	Improve ROIC by maximizing margins while minimizing capital investment: fix underperforming product lines and focus on working capital

*	Build a collaborative, dynamic "One CSS" culture: increase communication, accountability and talent infusion
Approximately 66% of the Company’s sales are attributable to products within both our gift category and craft category, with the remainder attributable to products in the seasonal category. The seasonal product category is defined as products designed, produced and sold to mass market retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment. The gift product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Gift products are primarily sold to mass market and specialty retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year. The craft product category reflects products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids crafts. Craft products are sold to mass market and specialty retailers and are generally ordered on a replenishment basis throughout the year.
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
The Company is evaluating the impact of new tariffs that the United States government proposes to impose on a broad range of products imported from China.  Certain products that the Company currently imports from China may be subject to tariff duties in the event that all or a portion of the proposed new tariffs are implemented.  As part of its evaluation, the Company is considering possible actions to mitigate the effect that any such tariffs may have on the Company’s business or results of operations. At this time, the Company does not expect the potential new tariffs to have a material impact on its business for fiscal 2019.
Our domestically-manufactured decorative plastic ribbon product lines have experienced price pressure and reduced sales volume because of competition from low-priced imports from China. In December 2017, our Berwick Offray company filed trade remedy petitions with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) asserting that the competing Chinese products are being imported at less-than-fair-value and that they benefit from unfair governmental subsidies.  In the petitions, Berwick Offray requested the imposition of trade remedies in the form of antidumping and countervailing duties on decorative plastic ribbon from China. In June 2018, the Commerce Department issued an affirmative preliminary determination in the countervailing duty (“CVD”) case. The preliminary CVD subsidy rate is 13.54% for most Chinese producers and exporters of decorative plastic ribbon, and the preliminary CVD subsidy rates assigned to certain individual Chinese producers and exporters range from 12.81% to 94.67%.  As a result of this preliminary determination, imports into the United States of decorative plastic ribbon from China are now subject to cash deposit requirements based on these preliminary rates.  In July 2018, the Commerce Department announced its affirmative preliminary determination in the antidumping duty case.  The preliminary ADD deposit rates assigned to Chinese producers and exporters of plastic decorative ribbon range from 45.16% to 370.04%.  Beginning in August 2018, imports into the United States of decorative plastic ribbon from China will be subject to cash deposit requirements based on these preliminary ADD rates.  The Commerce Department’s preliminary determinations are subject to change when the Commerce Department issues its final determination, which is expected to occur in December 2018. Thereafter, the final outcome of the petitions will be known when the ITC completes the final phase of its investigation and issues its final determination.  We expect that the proceedings before the ITC and Commerce Department will conclude by not later than January 2019.  The potential impact of these proceedings is not determinable at this time.
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
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy, Inc. ("Fitlosophy") for $2,500,000 in cash and transaction costs of approximately $25,000, which are included in selling, general and administrative expenses in the three months ended June 30, 2018. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly starting June 30, 2018 through March 31, 2023). The estimated fair value of the contingent earn-out consideration is $1,600,000 which is included in accrued other liabilities in the consolidated balance sheet as of June 30, 2018. Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, expensed during the quarter ended June 30, 2018.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for a total consideration of $69,617,000 and transaction costs of approximately $3,411,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its revolving credit facility and recorded a working capital adjustment due to Wilton of $2,500,000, which was recorded in other current liabilities in the accompanying consolidated balance sheet as of March 31, 2018, and was paid on April 4, 2018. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $9,642,000 was recorded as goodwill. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in the fourth quarter of fiscal 2018.
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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net sales for the three months ended June 30, 2018 increased 33% to $64,127,000 from $48,324,000 in the three months ended June 30, 2017 primarily due to incremental sales of $19,546,000 related to the acquisition of Simplicity on November 3, 2017, partially offset by lower sales of craft products of $2,802,000 and gift products of $1,099,000.
Cost of sales, as a percentage of net sales, increased to 82% in the three months ended June 30, 2018 from 76% in the three months ended June 30, 2017 partially due to the recognition of the incremental acquisition inventory step-up through cost of sales of $1,858,000, which relates to the portion of acquired inventory in the McCall, Simplicity and Fitlosophy acquisitions that was sold during the period. In connection with these acquisitions, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the acquisition inventory step-up in the first quarter of fiscal 2019 and 2018, cost of sales, as a percentage of net sales, was 74% and 69%, respectively. The increase was primarily a result of an unfavorable mix impact of lower sales volume in the craft and gift categories of $2,347,000 compared to the same quarter in the prior year, and narrow woven ribbon manufacturing variances of $2,004,000, partially offset by the higher margin mix profile of the Simplicity business acquired on November 3, 2017.
Selling, general and administrative expenses of $28,929,000 in the three months ended June 30, 2018 increased from $20,696,000 in the three months ended June 30, 2017 primarily due to to incremental costs related to the acquired Simplicity business of $6,539,000 and incremental acquisition integration costs of $1,352,000.
An impairment of goodwill of $1,390,000 was recorded in the three months ended June 30, 2018 associated with the acquisition of Fitlosophy on June 1, 2018. The goodwill recorded in purchase accounting was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, was expensed during the quarter ended June 30, 2018. See further discussion in Note 2 to the consolidated financial statements. There was no such impairment recorded in the first quarter of fiscal 2018.
Interest expense, net of $262,000 in the three months ended June 30, 2018 compared to interest income, net of $54,000 in the three months ended June 30, 2017 primarily due to the Company's borrowings under its revolving credit facility due to its acquisition of Simplicity on November 3, 2017. The Company had no borrowings outstanding under its revolving credit facility during the three months ended June 30, 2017.
Other income, net of $117,000 in the three months ended June 30, 2018 decreased from $159,000 in the three months ended June 30, 2017 primarily due to unfavorable foreign currency transactions recorded in the three months ended June 30, 2018 compared to the same quarter in the prior fiscal year.
Income tax benefit, as a percentage of income (loss) before income taxes, was 2% and 19% in the three months ended June 30, 2018 and 2017, respectively. The decrease in the income tax benefit, as a percentage of income (loss) before income taxes, was primarily attributable to a provision in Accounting Standards Codification 740, "Accounting for Income Taxes" ("ASC 740") that limits, under certain circumstances, the recognition of an interim period tax benefit to the tax benefit expected to be recognized for the full year, and the reduction of the U.S. federal corporate tax rate in accordance with the Tax Act. The Company expects to continue to experience volatility in its effective tax rate due to this ASC 740 provision, in conjunction with the seasonal nature of its business.
The net loss for the three months ended June 30, 2018 was $18,476,000, or $2.03 per diluted share compared to $7,064,000, or $0.78 per diluted share for the three months ended June 30, 2017.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2018, the Company had working capital of $154,508,000 and stockholders’ equity of $233,408,000. Operating activities used net cash of $15,404,000 during the three months ended June 30, 2018 compared to $15,324,000 in the three months ended June 30, 2017. Net cash used for operating activities during the three months ended June 30, 2018 reflected our working capital requirements which resulted in an increase in inventories of $20,312,000 due to the normal seasonal inventory build necessary for the fiscal 2019 shipping season, a decrease in accounts receivable of $10,709,000, an increase in accounts payable of $4,995,000, and a decrease in accrued expenses and long-term obligations of $1,624,000. Included in net income (loss) for the three months ended June 30, 2018 were non-cash charges for amortization of inventory step-up of $5,043,000, depreciation and amortization of $3,297,000, impairment of goodwill of $1,390,000 associated with the acquisition of Fitlosophy, provision for accounts receivable allowances of $733,000, share-based compensation of $471,000 and deferred tax benefit of $218,000. Net cash used for operating activities during the three months ended June 30, 2017 reflected our working capital requirements which resulted an increase in inventory of $13,156,000 due to the normal seasonal inventory build necessary for the fiscal 2018 shipping season, a decrease in accounts receivable of $5,562,000, an increase in prepaid expenses and other assets of $4,323,000 and a decrease in accrued expenses and long-term obligations of $2,239,000. Included in net income (loss) for the three months ended June 30, 2017 were non-cash charges for amortization of inventory step-up of $3,185,000, depreciation and amortization of $2,126,000, provision for accounts receivable allowances of $526,000 and share-

based compensation of $283,000.
Our investing activities used net cash of $8,159,000 in the three months ended June 30, 2018, consisting of capital expenditures of $3,159,000, the purchase of Fitlosophy of $2,500,000 and the final payment of purchase price of $2,500,000 related to the Simplicity business previously acquired. In the three months ended June 30, 2017, our investing activities provided net cash of $19,099,000, consisting primarily of the proceeds from held-to-maturity securities of $20,000,000, partially offset by capital expenditures of $901,000.
Our financing activities used net cash of $1,881,000 in the three months ended June 30, 2018, consisting primarily of payments of cash dividends of $1,824,000. In the three months ended June 30, 2017, financing activities used net cash of $1,836,000, consisting primarily of payments of cash dividends of $1,819,000.
The Company relies primarily on cash on hand, cash generated from its operations and seasonal borrowings under its revolving credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 64% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. Seasonal financing requirements are available under a revolving credit facility with two banks. Reflecting the seasonality of the Company’s business, the maximum credit available at any one time under the credit facility (“Commitment Level”) adjusts to $50,000,000 from February to June (“Low Commitment Period”), $100,000,000 from July to October (“Medium Commitment Period”) and $150,000,000 from November to January (“High Commitment Period”) in each respective year over the term of the facility. The Company has the option to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; provided, however, that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. The Company has the option to increase the Commitment Level during all or part of any Medium Commitment Period from $100,000,000 to an amount not in excess $125,000,000. Fifteen days prior written notice is required for the Company to exercise an option to increase the Commitment Level with respect to a particular Low Commitment Period or Medium Commitment Period. The Company may exercise an option to increase the Commitment Level no more than three times each calendar year. This financing facility is available to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes, including acquisitions as permitted under the revolving credit facility. This facility is due to expire on March 16, 2020. At June 30, 2018, there was $40,000,000 outstanding under the Company’s revolving credit facility. The Company had approximately $224,000 of other debt outstanding and approximately $175,000 of capital leases outstanding at June 30, 2018. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
On July 9, 2018, the Company entered into an amendment to its revolving credit facility which, among other modifications, (i) modifies the definition of consolidated EBIT (as defined in the credit agreement) to allow for the add-back of certain acquisition and integration costs; and (ii) modifies the definition of permitted acquisition (as defined in the credit agreement) to adjust the maximum consideration payable under such definition. The Company is in compliance with all debt covenants as of June 30, 2018.
As of June 30, 2018, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,182	—	—	—	$2,182
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and a lease security deposit. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.
In connection with the acquisition of Fitlosophy, the Company recorded a contingent earn-out obligation of $1,600,000 as of June 30, 2018. See further discussion in Note 2 to the consolidated financial statements.
As of June 30, 2018, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 80 employees as of June 30, 2018, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of goodwill and other intangible and long-lived assets; the valuation of inventory and accounts receivable; income tax accounting and resolution of litigation and other proceedings. There have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
ACCOUNTING PRONOUNCEMENTS
See Note 10 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding: new product initiatives; the Company's future ability to provide unique added value to its customers; the period of time over which inventory acquired as part of the McCall, Simplicity and Fitlosophy acquisitions will be sold; the estimated earn-out obligation expected to be paid related to the Fitlosophy acquisition; the expected future impact of legal proceedings; the timing of future expense recognition for unrecognized compensation costs; the timing and amount of future amortization expense for intangibles and of an expected future inventory write-down; and the expected future effect of certain accounting pronouncements; future diversification of product lines; future organic growth; future growth through acquisitions; expected future volatility in the Company's effective tax rate; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); inherent uncertainties associated with accounting estimates; information technology risks, such as cyber attacks, data breaches and risks associated with new systems, system updates and system integration projects; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; uncertainties associated with projecting the impact on the Company of potential future tariffs on products imported from China; currency risks and other risks associated with international markets; difficulties achieving organic growth; risks associated with acquisitions, including difficulties identifying and evaluating suitable acquisition opportunities, realization of intangible assets and recoverability of long-lived assets, acquisition integration costs, and the risk that the Company may not be able to integrate and derive the expected benefits from acquisitions; risks associated with the combination of the facilities and/or operations of the Company’s operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations, and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates, primarily related to its revolving credit facility, and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. The Company also entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of June 30, 2018 have not materially changed from March 31, 2018 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018).
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

(b)
Changes in Internal Controls. On April 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as ASC 606), "Revenue from Contracts with Customers." Although the new standard is not expected to have an impact on our ongoing net income, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. As a result of this assessment, we did implement some updates to the control activities surrounding our current processes related to revenue recognition. These updates included implementing new training and contract review controls specific to ASC 606, and the development of new processes for gathering data for the new disclosure requirements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit 10.1
Amendment No. 4 to Credit Agreement, dated as of July 9, 2018, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 9, 2018).

Exhibit 10.2
CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (as amended through May 22, 2018) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).

Exhibit 10.3
CSS Industries, Inc. 2013 Equity Compensation Plan, as amended and restated effective May 22, 2018 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).

Exhibit 10.4	Form of Grant Instrument for service-based restricted stock units granted May 29, 2018 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018).
Exhibit 10.5
Form of Grant Instrument for performance-based restricted stock units with cumulative adjusted EBITDA performance condition granted May 29, 2018 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018).

Exhibit 10.6
Form of Grant Instrument for service-based restricted stock units with cumulative net sales performance condition granted May 29, 2018 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018).

*Exhibit 10.7	CSS Industries, Inc. FY 2019 Management Incentive Program Criteria.
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: August 1, 2018	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: August 1, 2018	By:	/s/ John M. Roselli
John M. Roselli
Executive Vice President – Finance and Chief Financial Officer
(principal financial officer)