Form 10-Q
period 2018-09-30
CSS INDUSTRIES INC
filed 2018-11-02
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 26, 2018, there were 8,835,900 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net sales	$112,901	$101,397	$177,028	$149,721
Cost of sales	88,220	74,722	140,700	111,234
Gross profit	24,681	26,675	36,328	38,487
Selling, general and administrative expenses	28,348	23,282	57,277	43,978
Restructuring expenses	2,127	—	2,127	—
Impairment of goodwill	—	—	1,390	—
Operating income (loss)	(5,794)	3,393	(24,466)	(5,491)
Interest expense (income), net	434	47	696	(7)
Other expense (income), net	(166)	(169)	(283)	(328)
Income (loss) before income taxes	(6,062)	3,515	(24,879)	(5,156)
Income tax expense (benefit)	(1,152)	502	(1,493)	(1,105)
Net income (loss)	$(4,910)	$3,013	$(23,386)	$(4,051)

Weighted average shares outstanding:
Basic	9,057	9,109	9,088	9,099
Diluted	9,057	9,143	9,088	9,099

Net income (loss) per common share:
Basic	$(0.54)	$0.33	$(2.57)	$(0.45)
Diluted	$(0.54)	$0.33	$(2.57)	$(0.45)

Cash dividends per share of common stock	$0.20	$0.20	$0.40	$0.40

Net income (loss)	$(4,910)	$3,013	$(23,386)	$(4,051)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(246)	302	(966)	610
Fair value of interest rate swap agreements	211	—	476	—
Other comprehensive income (loss)	(35)	302	(490)	610
Comprehensive income (loss)	$(4,945)	$3,315	$(23,876)	$(3,441)
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2018	March 31, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$15,112	$58,560	$27,214
Accounts receivable, net of allowances of $1,757, $1,576 and $1,216	101,762	63,083	95,014
Inventories	116,350	102,436	106,896
Asset held for sale	2,391	—	—
Prepaid expenses and other current assets	13,660	11,962	13,245
Total current assets	249,275	236,041	242,369
Property, plant and equipment, net	49,657	52,126	35,453
Deferred income taxes	12,486	10,439	—
Goodwill	—	—	19,916
Intangible assets, net	56,494	57,029	42,198
Other assets	10,487	9,553	8,977
Total assets	$378,399	$365,188	$348,913
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$21,185	$—	$—
Current portion of long-term debt	231	228	226
Accounts payable	37,696	20,581	26,067
Accrued payroll and other compensation	11,164	11,496	8,081
Accrued customer programs	16,171	12,284	6,338
Accrued other liabilities	16,050	14,751	11,839
Total current liabilities	102,497	59,340	52,551
Long-term debt, net of current portion	40,111	40,228	342
Deferred income taxes	1,218	1,639	4,144
Other long-term obligations	10,964	10,286	3,971
Total liabilities	154,790	111,493	61,008
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at September 30, 2018, March 31, 2018 and September 30, 2017	1,470	1,470	1,470
Additional paid-in capital	59,934	58,877	57,742
Retained earnings	311,387	339,088	375,330
Accumulated other comprehensive income (loss), net of tax	673	1,163	546
Common stock in treasury, 5,813,926 shares at September 30, 2018, 5,583,338 at March 31, 2018 and 5,591,338 shares at September 30, 2017, at cost	(149,855)	(146,903)	(147,183)
Total stockholders' equity	223,609	253,695	287,905
Total liabilities and stockholders' equity	$378,399	$365,188	$348,913
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(23,386)	$(4,051)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	6,721	4,246
Amortization of inventory step-up	8,889	7,028
Accretion of asset retirement obligation	62	—
Accretion of investment discount	—	(69)
Impairment of property, plant and equipment	1,570	—
Impairment of goodwill	1,390	—
Provision for accounts receivable allowances	1,867	1,298
Deferred tax (benefit) provision	(2,414)	(362)
Share-based compensation expense	1,057	803
Loss (gain) on sale or disposal of assets	4	(14)
Changes in assets and liabilities, net of effects of purchase of a business:
Accounts receivable	(40,323)	(47,443)
Inventories	(22,661)	(8,436)
Prepaid expenses and other assets	(2,263)	(3,516)
Accounts payable	17,022	11,865
Accrued expenses and long-term obligations	6,644	4,489
Net cash used for operating activities	(45,821)	(34,162)
Cash flows from investing activities:
Maturities of investment securities	—	20,000
Final payment of purchase price for a business previously acquired	(2,500)	—
Purchase of a business	(2,500)	—
Purchase of property, plant and equipment	(5,891)	(2,021)
Purchase of company owned life insurance policy	(750)	(750)
Proceeds from sale of fixed assets	—	14
Net cash (used for) provided by investing activities	(11,641)	17,243
Cash flows from financing activities:
Borrowings on notes payable	21,185	—
Payments on long-term debt	(114)	(109)
Dividends paid	(3,633)	(3,644)
Purchase of treasury stock	(3,393)	—
Proceeds from exercise of stock options, net of tax withholdings	—	37
Payment of financing transaction costs	(33)	—
Net cash provided by (used for) financing activities	14,012	(3,716)
Effect of exchange rate changes on cash	2	156
Net (decrease) increase in cash and cash equivalents	(43,448)	(20,479)
Cash and cash equivalents at beginning of period	58,560	47,693
Cash and cash equivalents at end of period	$15,112	$27,214
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2018	—	—	14,703,084	$1,470	$58,877	$339,088	$1,163	(5,583,338)	$(146,903)	$253,695
Share-based compensation expense	—	—	—	—	1,057	—	—	—	—	1,057
Purchase of treasury shares	—	—	—	—	—	—	—	(249,908)	(3,628)	(3,628)
Issuance of common stock under equity plan	—	—	—	—	—	(676)	—	19,320	676	—
Cash dividends ($.40 per common share)	—	—	—	—	—	(3,639)	—	—	—	(3,639)
Other comprehensive income (loss)	—	—	—	—	—	—	(490)	—	—	(490)
Net income (loss)	—	—	—	—	—	(23,386)	—	—	—	(23,386)
Balance, September 30, 2018	—	—	14,703,084	$1,470	$59,934	$311,387	$673	(5,813,926)	$(149,855)	$223,609
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
Nature of Business
CSS is a creative consumer products company, focused on the craft, gift and seasonal categories.  For these design-driven categories, we engage in the creative development, manufacture, procurement, distribution and sale of our products with an omni-channel approach focused primarily on mass market retailers in the United States.  Our core products within the craft category include sewing patterns, ribbons, trims, buttons, and kids crafts. For the gift category, our core products are designed to celebrate certain life events or special occasions, with a focus on packaging items, such as ribbons, bows, bags and wrap, as well as stationery, baby gift items, and party and entertaining products.  For the seasonal category, we focus on holiday gift packaging items including ribbons, bows, bags, tags and gift card holders, in addition to specific holiday-themed decorations and activities, including Easter egg dyes and Valentine’s Day classroom exchange cards.  In keeping with our corporate mission, all of our products are designed to help make life memorable.
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

	September 30, 2018	March 31, 2018	September 30, 2017
Raw material	$14,212	$11,602	$11,437
Work-in-process	15,616	17,809	15,438
Finished goods	86,522	73,025	80,021
	$116,350	$102,436	$106,896
In connection with the acquisitions of substantially all of the net assets and business of The McCall Pattern Company ("McCall") on December 13, 2016, Simplicity Creative Group ("Simplicity") on November 3, 2017 and Fitlosophy, Inc. ("Fitlosophy") on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, at the date of such acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of September 30, 2018, March 31, 2018 and September 30, 2017 was $2,076,000, $10,683,000 and $11,295,000, respectively. The acquired McCall inventory was sold through the second quarter of fiscal 2019, and the Company expects the acquired Simplicity inventory to be sold through the first quarter of fiscal 2020, and the acquired Fitlosophy inventory to be sold through the third quarter of fiscal 2019.
Asset Held for Sale
Asset held for sale of $2,391,000 at September 30, 2018 represents a distribution facility which the Company is in the process of selling. As further discussed in Note 3, the Company recorded an impairment of this facility in the second quarter of fiscal 2019 to reduce the asset to fair value less costs to sell the facility. The Company expects to sell this facility within the next 12 months. The Company ceased depreciating this facility at the time it was classified as held for sale. There were no such assets classified as held for sale as of March 31, 2018 or September 30, 2017.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2018	March 31, 2018	September 30, 2017
Land	$6,372	$7,100	$5,918
Buildings, leasehold interests and improvements	42,345	45,164	41,014
Machinery, equipment and other	108,595	104,497	89,677
	157,312	156,761	136,609
Less - Accumulated depreciation and amortization	(107,655)	(104,635)	(101,156)
Net property, plant and equipment	$49,657	$52,126	$35,453
Depreciation expense was $2,124,000 and $1,280,000 for the quarters ended September 30, 2018 and 2017, respectively, and was $4,154,000 and $2,565,000 for the six months ended September 30, 2018 and 2017, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired.
The Company uses a dual approach to determine the fair value of its reporting unit, including both a market approach and an income approach. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of the reporting unit. The Company assessed its segment and reporting unit structure and determined the Company has a single reporting unit. The test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be reported. During the six months ended September 30, 2018, the Company impaired goodwill of $1,390,000 associated with the acquisition of Fitlosophy acquired on June 1, 2018. See Note 2 for further discussion.
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company recorded an impairment of property, plant and equipment of $1,570,000 in the second quarter of fiscal 2019 related to a restructuring plan to combine its operations in the United Kingdom. There were no other such events or circumstances during the six months ended September 30, 2018. See Note 3 for further discussion of this restructuring and Note 6 for further information on other intangible assets.
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
Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which the Company expects to be entitled to in exchange for transferring the goods. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variable consideration consists of revenues that are subject to reductions to the transaction price for customer programs, which may include special pricing arrangements for specific customers, volume incentives and other promotions. The Company has significant historical experience with customer programs and estimates the expected consideration considering historical trends. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. In limited cases, the Company may provide the right to return product to certain customers. The Company also records estimated reductions to revenue, based primarily on known claims, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are included in accrued customer programs in the consolidated balance sheets. If the amount of actual customer returns and chargebacks were to increase or decrease from the estimated amount, revisions to the estimated reserve would be recorded.
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

The Company operates as a single reporting segment, engaged in the creative development, manufacture, procurement, distribution, and sale of seasonal, gift, and craft products, primarily to mass market retailers in the United States. The following represents our net sales disaggregated by product category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Seasonal	$39,815	$49,534	$44,614	$54,170
Gift	30,614	31,679	54,654	56,824
Craft	42,472	20,184	77,760	38,727
Total	$112,901	$101,397	$177,028	$149,721
Net Income (Loss) Per Common Share
Due to the Company's net losses in the three- and six months ended September 30, 2018 and six months ended September 30, 2017, potentially dilutive securities of 525,000 shares, 525,000 shares and 553,000 shares, respectively, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect. The Company has excluded 553,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three months ended September 30, 2017 because their effects were antidilutive.

(2)	ACQUISITION
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash and transaction costs of approximately $25,000, which are included in selling, general and administrative expenses in the six months ended September 30, 2018. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). No such payments of contingent consideration have been earned or paid as of September 30, 2018. The estimated fair value of the contingent earn-out consideration is $1,600,000, which is included in accrued other liabilities in the consolidated balance sheet as of September 30, 2018. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value. The following table summarizes the estimated purchase price at the date of acquisition (in thousands):

Cash	$2,500
Contingent earn-out consideration	1,600
Estimated purchase price	$4,100
Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization, and therefore, was expensed during the first quarter of fiscal 2019.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$389
Inventory	452
Other assets	5
Total current assets	846
Intangible assets	2,032
Goodwill	1,390
Total assets acquired	4,268
Current liabilities	(168)
Net assets acquired	$4,100

Our consolidated statements of operations include the operating results of Fitlosophy from the acquisition date through September 30, 2018. Pro forma results of operations for this acquisition have not been presented as the financial impact to our consolidated results of operations is not material.

(3)	BUSINESS RESTRUCTURING
In the first quarter of fiscal 2019, the Company announced a restructuring plan to combine its operations in the United Kingdom and its operations in Australia. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of 1) redundant back office functions; 2) certain staffing positions and 3) excess distribution and warehouse capacity, and was substantially completed in the second quarter of fiscal 2019. As part of the restructuring plan, the Company recorded a restructuring reserve of $557,000, including severance related to 31 employees. Also, in connection with the restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,570,000, which is included in restructuring expenses, and made payments of $54,000 during the quarter ended September 30, 2018. As of September 30, 2018, the remaining liability of $503,000 was classified in accrued other liabilities in the accompanying consolidated balance sheet and will be paid in fiscal 2019.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Termination Costs	Facility Exit Costs	Other Costs	Total
Initial accrual	$297	$127	$133	$557
Cash paid	—	(13)	(41)	(54)
Restructuring reserve as of September 30, 2018	$297	$114	$92	$503

(4)	SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Service-based stock options outstanding as of September 30, 2018 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of September 30, 2018 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: 1) the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted or 2) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of September 30, 2018 will not vest until July 29, 2019. Market-based and performance-based RSUs outstanding at September 30, 2018 will vest only if certain market or performance conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market or performance conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At September 30, 2018, there were 601,455 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan during the first six months of fiscal 2018 was estimated on the date of grant using a Black-Scholes option pricing model with assumptions of a risk-free interest rate of 2.21%, volatility of 34.45%, dividend yield of 2.90% and expected life of 6.25 years. There were no stock options granted during the first six months of fiscal 2019.
The fair value of each performance-based and service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock. There were no market-based RSUs granted during the six months ended September 30, 2018 and 2017.
During the six months ended September 30, 2017, the Company granted 119,000 stock options with a weighted average fair value of $7.42. During the six months ended September 30, 2018 and 2017, the Company granted 189,013 and 73,680 RSUs, respectively, with a weighted average fair value of $14.65 and $25.63, respectively. As of September 30, 2018, there were 414,975 and 304,373 outstanding stock options and RSUs, respectively.
As of September 30, 2018, there was $994,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.1 years. As of September 30, 2018, there was $3,402,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.
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
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $586,000 and $541,000 in the quarters ended September 30, 2018 and 2017, respectively, and $1,057,000 and $860,000 in the six months ended September 30, 2018 and 2017, respectively.

(5)	DERIVATIVE FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized loss of $10,000 and $5,000 was recorded in the three- and six months ended September 30, 2018, respectively, and a realized loss of $13,000 and $32,000 was recorded in the three- and six months ended September 30, 2017, respectively. As of September 30, 2018 and 2017, the notional amount of open foreign currency forward contracts was $1,132,000 and $1,105,000, respectively. The related unrealized loss was $13,000 and $46,000 at September 30, 2018 and 2017, respectively. The Company believes it does not have significant counterparty credit risks as of September 30, 2018 and 2017.
Interest Rate Swap Agreement
On February 1, 2018, the Company entered into an interest rate swap agreement with a term of five years to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The notional amount of the interest rate swap contract subject to fixed rates was $40,000,000 and fixed interest rate payments were at a weighted average rate of 2.575% during the three- and six months ended September 30, 2018. Interest rate differentials paid under this agreement were recognized as adjustments to interest expense and were $55,000 and $133,000 in the three- and six months ended September 30, 2018, respectively. There were no interest rate swap arrangements in place during the six months ended September 30, 2017.

The following table shows the fair value of the foreign currency forward contracts and interest rate swap agreement designated as hedging instruments and included in the Company’s consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	September 30, 2018	September 30, 2017
Foreign currency forward contracts	Accrued other liabilities	$13	$46
Interest rate swap agreement	Other assets	516	—

(6)	INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the six months ended September 30, 2018 is as follows (in thousands):

Balance as of March 31, 2018	$—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of September 30, 2018	$—
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2018		March 31, 2018		September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$24,353	$—	$24,353	$—	$19,953	$—
Customer relationships	48,657	21,968	48,657	19,976	39,757	18,050
Favorable lease contracts	3,882	657	3,882	299	—	—
Trademarks	2,435	499	403	393	403	378
Patents	1,164	999	1,164	941	1,164	883
Non-compete	530	404	530	351	530	298
	$81,021	$24,527	$78,989	$21,960	$61,807	$19,609
With the acquisition of substantially all of the business and net assets of Fitlosophy on June 1, 2018, the Company recorded intangible assets of $2,032,000 relating to trademarks which are being amortized over the estimated useful life of seven years.
Amortization expense related to intangible assets was $1,300,000 and $840,000 for the quarters ended September 30, 2018 and 2017, respectively, and was $2,567,000 and $1,681,000 for the six months ended September 30, 2018 and 2017, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2019 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2019	$2,587
Fiscal 2020	5,041
Fiscal 2021	4,554
Fiscal 2022	4,458
Fiscal 2023	3,741

(7)	LONG-TERM DEBT
There was $61,185,000 and $40,000,000 outstanding under the Company's revolving credit facility as of September 30, 2018 and March 31, 2018, respectively, and there were no amounts outstanding as of September 30, 2017. The Company has classified $40,000,000 of its outstanding debt as long-term because of its intent and ability to maintain the debt outstanding for greater than one year.
On November 2, 2018, the Company and the lenders under the revolving credit facility entered into a waiver and amendment (the “Amendment”) of the underlying credit agreement in which the lenders waived certain events of default thereunder, and the parties amended certain provisions thereof. The events of default were based on: (A) the Company’s non-compliance as of September 30, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00; and (B) the making by the Company of certain payments otherwise permitted under the credit agreement, but which were not permitted due to the existence of the foregoing events of default.
The Amendment modifies the revolving credit agreement by (i) reducing the maximum credit available to the Company under the facility at any one time (the “Committed Amount”) to $100,000,000 until January 31, 2019, and to $50,000,000 from February 1, 2019 until facility expiration; (ii) providing the lenders with a consent right on all acquisitions; (iii) effectively restricting any further repurchases, redemptions or retirements by the Company of the Company’s capital stock; (iv) providing for a borrowing base (the “Borrowing Base”) based on specified percentage amounts of the Company’s domestic accounts receivable and inventory; (v) limiting the aggregate amount that can be used by the Company at any one time for borrowings and letters of credit to the lesser of the Committed Amount and the Borrowing Base; (vi) increasing the marginal per annum interest rate applicable to borrowings from 0.95% to (a) 2.00% from November 1, 2018 until December 31, 2018, (b) 3.00% from January 1, 2019 until January 31, 2019, and (c) 3.50% from January 31, 2019 until expiration; and (vii) reducing the minimum required interest coverage ratio to 1.05 to 1.00 for the fiscal quarter ending December 31, 2018.
Under the Amendment, the lenders will receive a collateral security interest in all of the Company’s domestic property and assets, including all accounts receivable, inventory, equipment, general intangible assets, and commercial personal property. Further, under the Amendment, the Company has agreed to grant the lenders liens against all its domestic real estate, if requested by the lenders at any time after February 1, 2019.
The Company currently expects to be in compliance with the financial covenants included in the amended credit facility in all future periods.
The Company leases certain equipment under capital leases which is classified in the accompanying balance sheets as follows (in thousands):

	September 30, 2018	March 31, 2018	September 30, 2017
Current portion of long-term debt	$73	$74	$76
Long-term debt, net of current portion	84	120	156
	$157	$194	$232
The Company also finances certain equipment which is classified in the accompanying balance sheets as follows (in thousands):

	September 30, 2018	March 31, 2018	September 30, 2017
Current portion of long-term debt	$158	$154	$150
Long-term debt, net of current portion	27	108	186
	$185	$262	$336

(8)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program that had been previously authorized by the Company's Board of Directors, the Company repurchased 249,908 shares of the Company's common stock for approximately $3,628,000 during the six months ended September 30, 2018. As payment for stock repurchases occurs upon settlement two business days after the trade transaction, $235,000 of this amount was paid by the Company subsequent to September 30, 2018. There were no such repurchases of the Company's common stock by the Company during the six months ended September 30, 2017. As of September 30, 2018, the Company had 53,258 shares remaining available for repurchase under the Board's authorization.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate risk and foreign currency risk. The Company recorded all derivatives on the consolidated balance sheets at fair value based on quotes obtained from financial institutions as of September 30, 2018 and March 31, 2018.
The Company maintains a nonqualified Deferred Compensation Plan ("Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets as of September 30, 2018 and March 31, 2018.
In connection with the above Deferred Comp Plan, the Company has invested in company-owned life insurance policies. The Company also maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of September 30, 2018 and March 31, 2018.
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
The Company’s recurring assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheets as of September 30, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurements at September 30, 2018 Using
	September 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$2,872	$—	$2,872	$—
Interest rate swap agreement	516	—	516	—
Total assets	$3,388	$—	$3,388	$—
Liabilities
Deferred compensation plans	$1,016	$1,016	$—	$—
Foreign currency forward contracts	13	—	13	—
Total liabilities	$1,029	$1,016	$13	$—

		Fair Value Measurements at March 31, 2018 Using
	March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$359	$359	$—	$—
Cash surrender value of life insurance policies	2,007	—	2,007	—
Total assets	$2,366	$359	$2,007	$—
Liabilities
Interest rate swap agreement	$110	$—	$110	$—
Deferred compensation plans	776	776	—	—
Total liabilities	$886	$776	$110	$—
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value in the consolidated balance sheets and such amounts are a reasonable estimate of their fair values due to the short-term nature of these instruments. The outstanding balance of the Company’s short-term borrowings and long-term debt approximated its fair value based on the current rates available to the Company for debt of the same maturity and represents Level 2 financial instruments.
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. In making the assessment of impairment, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value. As discussed in Note 3, the Company recorded an impairment of property, plant and equipment of $1,570,000 in the second quarter of fiscal 2019 related to a restructuring plan to combine its operations in the United Kingdom.
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

(11)	INCOME TAXES
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
New tax legislation in the U.S., commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 (the "Tax Act"). The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on previously unremitted foreign earnings, allows for immediate expensing of qualified property, and provides for the taxation of global intangible low-taxed income ("GILTI"), among other provisions.
Accounting Standards Codification 740, "Accounting for Income Taxes" ("ASC 740") requires companies to recognize the effect of tax law changes in the period of enactment. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting effect in fiscal 2018, other significant provisions were not effective or did not begin to result in accounting effects for the Company until April 1, 2018.
Given the significance of the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. During the measurement period, impacts of the Tax Act should be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. In the current period, the Company did not revise any provisional income tax adjustments previously recorded related to the Tax Act. Any subsequent adjustments to the provisional amounts will be recorded in the related period that the accounting for the effects of the Tax Act is complete, no later than the one-year measurement period provided by SAB 118. Also, the Company is still evaluating the effect of the GILTI provision of the Tax Act, and has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether it will account for GILTI as a period cost if and when incurred.
In the six months ended September 30, 2018, the Company recorded a lower income tax benefit primarily due to a provision in ASC 740 that limits, under certain circumstances, the recognition of an interim period tax benefit to the tax benefit expected to be recognized for the full year. The Company expects to continue to experience volatility in its effective tax rate due to this ASC 740 provision, in conjunction with the seasonal nature of its business.

(12)	RECENT ACCOUNTING PRONOUNCEMENTS
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefits Plans" ("ASU 2018-14"), which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit pension or other postretirement plans. ASU 2018-14 is required to be applied on a retrospective basis to all periods presented and is effective for the Company in its fiscal year ending March 31, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangements That Is a Service Contract," ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. ASU 2018-02 requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. ASU 2016-02 and all subsequently issued amendments, collectively "ASC 842," is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard also requires certain quantitative and qualitative disclosures.
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We expect to adopt the new standard on April 1, 2019 and use the effective date as our date of initial application. The Company expects this standard to have a material impact on its consolidated balance sheets, but does not believe that it will have a material impact on its consolidated net income. The Company has developed a comprehensive project plan for the adoption of ASC 842 that included representatives from across the Company's domestic and international locations. The project plan includes evaluating the Company's lease portfolio, analyzing the standard’s impact on the Company’s various types of lease contracts and identifying the reporting requirements of the new standard. The Company has selected a software solution to aid in the accounting and disclosure requirements under this new standard. Contract review and software configuration are currently underway in preparation for our adoption of the requirements of Topic 842. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. The Company is also continuing to evaluate transition considerations such as whether to elect practical expedients, use of hindsight, and comparative reporting periods.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single model for entities to use in accounting for revenue arising from contracts with customers. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and all subsequently issued amendments, collectively “ASC 606,” is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits the use of either a full retrospective or a modified retrospective approach.
The Company adopted ASC 606 on April 1, 2018 using the modified retrospective method. The amount and timing of revenue recognition was not impacted by the new standard, and therefore, no cumulative adjustment was recognized in retained earnings upon adoption. Certain liabilities for estimated product returns were inconsequential and have been reclassified to accrued customer programs from a contra-asset within accounts receivable, net, in the accompanying consolidated balance sheet as of September 30, 2018. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting methods. See Note 1 for further information.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
The overall objective of the Company is to grow profitable sales and improve return on invested capital ("ROIC") through five strategic pillars. These strategic pillars include:

*	Defend the base business: leverage our design expertise, product innovation, and category leadership

*	Identify adjacent product categories with a focus on brands: focus on fragmented markets, brands, and omni-channel approach

*	Build an omni-channel business model: use dedicated resources and leverage technology

*	Improve ROIC by maximizing margins while minimizing capital investment: fix underperforming product lines and focus on working capital

*	Build a collaborative, dynamic "One CSS" culture: increase communication, accountability and talent infusion
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
The Company has relatively high market share in many products across its categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented customers' bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines, craft ribbon product lines and in our non-retail packaging and floral product lines due to factors such as continued price pressure, inventory destocking, as well as a decline in usage.
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
The Company has evaluated the impact of new tariffs that the United States government imposes on a broad range of products imported from China.  Certain products that the Company currently imports from China are subject to tariff duties.  The Company is actively managing its business through the impacts of tariffs on products imported from China and its plans around this are actively being implemented. At this time, the Company does not expect the new tariffs to have a material impact on its business for fiscal 2019.
Our domestically-manufactured decorative plastic ribbon product lines have experienced price pressure and reduced sales volume because of competition from low-priced imports from China. In December 2017, our Berwick Offray company filed trade remedy petitions with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) asserting that the competing Chinese products are being imported at less-than-fair-value and that they benefit from unfair governmental subsidies.  In the petitions, Berwick Offray requested the imposition of trade remedies in the form of antidumping and countervailing duties on decorative plastic ribbon from China. In June 2018, the Commerce

Department issued an affirmative preliminary determination in the countervailing duty (“CVD”) case. The preliminary CVD subsidy rate is 13.54% for most Chinese producers and exporters of decorative plastic ribbon, and the preliminary CVD subsidy rates assigned to certain individual Chinese producers and exporters range from 12.81% to 94.67%.  As a result of this preliminary determination, imports into the United States of decorative plastic ribbon from China are now subject to cash deposit requirements based on these preliminary rates.  In July 2018, the Commerce Department announced its affirmative preliminary determination in the antidumping duty ("ADD") case.  The preliminary ADD deposit rates assigned to Chinese producers and exporters of plastic decorative ribbon range from 45.16% to 370.04%.  As a result of this preliminary determination, imports into the United States of decorative plastic ribbon from China are now subject to cash deposit requirements based on these preliminary ADD rates.  The Commerce Department’s preliminary determinations are subject to change when the Commerce Department issues its final determination, which is expected to occur in December 2018. Thereafter, the final outcome of the petitions will be known when the ITC completes the final phase of its investigation and issues its final determination.  We expect that the proceedings before the ITC and Commerce Department will conclude by not later than January 2019.  The potential impact of these proceedings is not determinable at this time.
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
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy, Inc. ("Fitlosophy") for $2,500,000 in cash and transaction costs of approximately $25,000, which are included in selling, general and administrative expenses in the six months ended September 30, 2018. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). The estimated fair value of the contingent earn-out consideration is $1,600,000 which is included in accrued other liabilities in the consolidated balance sheet as of September 30, 2018. Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, expensed during the first quarter of fiscal 2019.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for total consideration of $69,617,000 and transaction costs of approximately $3,411,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its revolving credit facility and recorded a working capital adjustment due to Wilton of $2,500,000, which was recorded in other current liabilities in the accompanying consolidated balance sheet as of March 31, 2018, and was paid on April 4, 2018. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $9,642,000 was recorded as goodwill. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in the fourth quarter of fiscal 2018.
RESULTS OF OPERATIONS
Seasonality
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net sales for the three months ended September 30, 2018 increased 11% to $112,901,000 from $101,397,000 in the three months ended September 30, 2017 primarily due to incremental sales of $21,782,000 related to the acquisition of Simplicity on

November 3, 2017, partially offset by lower sales of seasonal products of $9,719,000 primarily due to the later timing of Christmas ribbon and bow shipments and Christmas gift card holders, as well as lower sales of gift products of $1,065,000.
Cost of sales, as a percentage of net sales, increased to 78% in the three months ended September 30, 2018 from 74% in the three months ended September 30, 2017. Cost of sales included amortization of acquisition inventory step-up of $3,845,000 and $3,843,000 in the quarter ended September 30, 2018 and 2017, respectively, which relates to the portion of acquired inventory in the McCall, Simplicity and Fitlosophy acquisitions that was sold during the period. In connection with these acquisitions, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the acquisition inventory step-up in the second quarter of fiscal 2019 and 2018, cost of sales, as a percentage of net sales, was 75% and 70%, respectively. The increase was primarily a result of an unfavorable mix impact of lower sales volume in the craft and gift categories compared to the same quarter in the prior year, and the mix of ribbon and bow shipments which are expected to ship in the third quarter of the current year compared to the second quarter of the prior year, partially offset by the higher margin mix profile of the Simplicity business acquired on November 3, 2017. Also contributing to the increase in cost of sales was the write-down of inventory and royalty guarantees of $2,053,000 in the second quarter of fiscal 2019 related to the restructuring of the Company's specialty gift product line.
Selling, general and administrative expenses of $28,348,000 in the three months ended September 30, 2018 increased from $23,282,000 in the three months ended September 30, 2017 primarily due to to incremental costs related to the acquired Simplicity business of $4,910,000.
Restructuring expenses of $2,127,000 were recorded in the three months ended September 30, 2018 associated with the consolidation of the Company's operations in the United Kingdom and in Australia. See further discussion in Note 3 to the consolidated financial statements. There were no such restructuring expenses recorded in the three months ended September 30, 2017.
Interest expense, net of $434,000 in the three months ended September 30, 2018 increased from $47,000 in the three months ended September 30, 2017 primarily due to the Company's borrowings under its revolving credit facility due to its acquisition of Simplicity on November 3, 2017. The Company had no borrowings outstanding under its revolving credit facility during the three months ended September 30, 2017.
Other income, net of $166,000 in the three months ended September 30, 2018 was comparable to $169,000 in the three months ended September 30, 2017.
Income tax benefit, as a percentage of income (loss) before income taxes, was 19% in the three months ended September 30, 2018 compared to income tax expense, as a percentage of income (loss) before income taxes, of 14% in the three months ended September 30, 2017. The change was primarily attributable to the Company's forecast change in the annual effective tax rate allocated to the interim period, a provision in Accounting Standards Codification 740, “Accounting for Income Taxes” (“ASC 740”) that limits, under certain circumstances, the recognition of an interim period tax benefit to the tax benefit expected to be recognized for the full year, and the impact of provisions in the Tax Cuts and Jobs Act (the “Tax Act”). The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Based on its current assessment of negative and positive evidence, the Company expects to realize the benefits of its deferred tax assets as of September 30, 2018. However, declines in projected earnings during the remainder of fiscal 2019 could require an increase to the valuation allowance. The Company expects to continue to experience volatility in its effective tax rate due to these factors, in conjunction with the seasonal nature of its business.
The net loss for the three months ended September 30, 2018 was $4,910,000, or $0.54 per diluted share compared to net income of $3,013,000, or $0.33 per diluted share for the three months ended September 30, 2017.
Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017
Net sales for the six months ended September 30, 2018 increased 18% to $177,028,000 from $149,721,000 in the six months ended September 30, 2017 primarily due to incremental sales of $41,328,000 related to the acquisition of Simplicity on November 3, 2017, partially offset by lower sales of seasonal products of $9,556,000 primarily due to the later timing of Christmas ribbon and bow shipments and Christmas gift card holders, as well as lower sales of gift products of $2,170,000.
Cost of sales, as a percentage of net sales, increased to 79% in the six months ended September 30, 2018 from 74% in the six months ended September 30, 2017. Cost of sales included amortization of acquisition inventory step-up of $8,889,000 and $7,028,000 in the six months ended September 30, 2018 and 2017, respectively, which relates to the portion of acquired inventory in the McCall, Simplicity and Fitlosophy acquisitions that was sold during the period. In connection with these acquisitions, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the acquisition inventory step-up in the six months ended September 30, 2018 and 2017, cost of sales, as a percentage of net sales, was 74% and 70%, respectively. The increase was primarily a result of an unfavorable mix impact of lower sales volume in the craft and gift categories compared to the same period in the prior year, and the mix of ribbon and bow shipments which are expected to ship in the third quarter of the current year compared to the second quarter of the prior year, partially offset by the higher margin mix profile of the Simplicity business acquired on November 3, 2017. Also contributing to the increase in cost of sales was the write-down of inventory and royalty guarantees of $2,053,000 in the current period related to the restructuring of the Company's specialty gift product line.
Selling, general and administrative expenses of $57,277,000 in the six months ended September 30, 2018 increased from $43,978,000 in the six months ended September 30, 2017 primarily due to to incremental costs related to the acquired Simplicity business of $11,490,000 and an increase in professional fees and severance costs related to acquisition and integration initiatives.
Restructuring expenses of $2,127,000 were recorded in the six months ended September 30, 2018 associated with the consolidation of the Company's operations in the United Kingdom and in Australia. See further discussion in Note 3 to the consolidated financial statements. There were no such restructuring expenses recorded in the six months ended September 30, 2017.
An impairment of goodwill of $1,390,000 was recorded in the six months ended September 30, 2018 associated with the acquisition of Fitlosophy on June 1, 2018. The goodwill recorded in purchase accounting was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, was expensed. See further discussion in Note 2 to the consolidated financial statements. There was no such impairment recorded in the six months ended September 30, 2018.
Interest expense, net of $696,000 in the six months ended September 30, 2018 compared to interest income, net of $7,000 in the six months ended September 30, 2017 primarily due to the Company's borrowings under its revolving credit facility due to its acquisition of Simplicity on November 3, 2017. The Company had no borrowings outstanding under its revolving credit facility during the six months ended September 30, 2017.
Other income, net of $283,000 in the six months ended September 30, 2018 decreased from $328,000 in the six months ended September 30, 2017 primarily due to unfavorable foreign currency transactions recorded in the six months ended September 30, 2018 compared to the same quarter in the prior fiscal year.
Income tax benefit, as a percentage of income (loss) before income taxes, was 6% and 21% in the six months ended September 30, 2018 and 2017, respectively. The decrease in the income tax benefit, as a percentage of income (loss) before income taxes, was primarily attributable to forecast changes in the annual effective tax rate allocated to the interim period, a provision in ASC 740 that limits, under certain circumstances, the recognition of an interim period tax benefit to the tax benefit expected to be recognized for the full year, and the impact of provisions in the Tax Act. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Based on its current assessment of negative and positive evidence, the Company expects to realize the benefits of its deferred tax assets as of September 30, 2018. However, declines in projected earnings during the remainder of fiscal 2019 could require an increase to the valuation allowance. The Company expects to continue to experience volatility in its effective tax rate due to these factors, in conjunction with the seasonal nature of its business.
The net loss for the six months ended September 30, 2018 was $23,386,000, or $2.57 per diluted share compared to $4,051,000, or $0.45 per diluted share for the six months ended September 30, 2017.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2018, the Company had working capital of $146,778,000 and stockholders’ equity of $223,609,000. Operating activities used net cash of $45,821,000 during the six months ended September 30, 2018 compared to $34,162,000 in the six months ended September 30, 2017. Net cash used for operating activities during the six months ended September 30, 2018 reflected our working capital requirements which resulted in an increase in accounts receivable of $40,323,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections; an increase in inventories of $22,661,000 and accounts payable of $17,022,000 due to the normal seasonal inventory build necessary for the fiscal 2019 shipping season; an increase in accrued expenses and long-term obligations of $6,644,000 and an increase in prepaid expenses and other assets of $2,263,000. Included in net income (loss) for the six months ended September 30, 2018 were non-cash charges for amortization of inventory step-up of $8,889,000, depreciation and amortization of $6,721,000, provision for accounts receivable allowances of $1,867,000, impairment of property, plant and equipment of $1,570,000 related to a restructuring plan to combine its operations in the United Kingdom, impairment of goodwill of $1,390,000 associated with the acquisition of Fitlosophy, deferred tax benefit of $2,414,000 and share-based compensation of $1,057,000. Net cash used for operating activities during the six months ended September 30, 2017 reflected our working capital requirements which resulted in an increase in accounts receivable of $47,443,000 primarily reflecting seasonal billings of prior year Christmas accounts receivable, net of prior year collections; an increase in accounts payable of $11,865,000 and an increase inventory of $8,436,000 due to the normal seasonal inventory build necessary for the fiscal 2018 shipping season; an increase in accrued expenses and long-term obligations of $4,489,000; and an increase in prepaid expenses and other assets of $3,516,000. Included in net income (loss) for the six months ended September 30, 2017 were non-cash charges for amortization of inventory step-up of $7,028,000, depreciation and amortization of $4,246,000, provision for accounts receivable allowances of $1,298,000 and share-based compensation of $803,000.
Our investing activities used net cash of $11,641,000 in the six months ended September 30, 2018, consisting of capital expenditures of $5,891,000 primarily related to information technology and other integration projects, the purchase of Fitlosophy of $2,500,000, the final payment of purchase price of $2,500,000 related to the Simplicity business previously acquired, and the purchase of a company-owned life insurance policy of $750,000. In the six months ended September 30, 2017, our investing activities provided net cash of $17,243,000, consisting primarily of the proceeds from held-to-maturity securities of $20,000,000, partially offset by capital expenditures of $2,021,000 and the purchase of a company-owned life insurance policy of $750,000.
Our financing activities provided net cash of $14,012,000 in the six months ended September 30, 2018, consisting primarily of short-term borrowings of $21,185,000, partially offset by payments of cash dividends of $3,633,000 and purchases of treasury stock of $3,393,000. In the six months ended September 30, 2017, financing activities used net cash of $3,716,000, consisting primarily of payments of cash dividends of $3,644,000.
Under a stock repurchase program that had been previously authorized by the Company's Board of Directors, the Company repurchased 249,908 shares of the Company's common stock for $3,628,000 during the six months ended September 30, 2018. As payment for stock repurchases occurs upon settlement two business days after the trade transaction, $235,000 of this amount was paid by the Company subsequent to September 30, 2018. There were no such repurchases of the Company's common stock by the Company during the six months ended September 30, 2017. As of September 30, 2018, the Company had 53,258 shares remaining available for repurchase under the Board's authorization.
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
On November 2, 2018, the Company and the lenders under the revolving credit facility entered into a waiver and amendment (the “Amendment”) of the underlying credit agreement in which the lenders waived certain events of default thereunder, and the parties amended certain provisions thereof. The events of default were based on: (A) the Company’s non-compliance as of September 30, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00; and (B) the making by the Company of certain payments otherwise permitted under the credit agreement, but which were not permitted due to the existence of the foregoing events of default.
The Amendment modifies the revolving credit agreement by (i) reducing the maximum credit available to the Company under the facility at any one time (the “Committed Amount”) to $100,000,000 until January 31, 2019, and to $50,000,000 from February 1, 2019 until facility expiration; (ii) providing the lenders with a consent right on all acquisitions; (iii) effectively restricting any further repurchases, redemptions or retirements by the Company of the Company’s capital stock; (iv) providing for a borrowing base (the “Borrowing Base”) based on specified percentage amounts of the Company’s domestic accounts receivable and inventory; (v) limiting the aggregate amount that can be used by the Company at any one time for borrowings and letters of credit to the lesser of the Committed Amount and the Borrowing Base; (vi) increasing the marginal per annum interest rate applicable to borrowings from 0.95% to (a) 2.00% from November 1, 2018 until December 31, 2018, (b) 3.00% from January 1, 2019 until January 31, 2019, and (c) 3.50% from January 31, 2019 until expiration; and (vii) reducing the minimum required interest coverage ratio to 1.05 to 1.00 for the fiscal quarter ending December 31, 2018.
Under the Amendment, the lenders will receive a collateral security interest in all of the Company’s domestic property and assets, including all accounts receivable, inventory, equipment, general intangible assets, and commercial personal property. Further, under the Amendment, the Company has agreed to grant the lenders liens against all of its domestic real estate, if requested by the lenders at any time after February 1, 2019.
The Company’s non-compliance with the financial covenants under the credit facility for the quarterly period ended September 30, 2018 was caused primarily by (i) lower levels of income from its operations over recent annual periods, including the recognition of significant non-cash impairment charges, and (ii) cash expenses related to the integration of recently-acquired companies as part of its strategy to drive profitable growth. The Company expects to continue to incur cash expenses related to integration activities. The Company currently expects to be in compliance with the financial covenants included in the amended credit facility in all future periods.
To meet its future financing needs, the Company has been working with a national financial institution to replace its current credit facility with a new credit facility. The Company currently expects to transition to a new credit facility by no later than February 2019. Until a new credit facility is in place, the Company believes its current credit facility is adequate to fund the Company's seasonal borrowing needs and to provide the Company with sources of capital for general corporate purposes. The current revolving credit facility is due to expire on March 16, 2020.
At September 30, 2018, there was $61,185,000 outstanding under the Company’s revolving credit facility. The Company had approximately $185,000 of other debt outstanding and approximately $157,000 of capital leases outstanding at September 30, 2018. Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its future cash needs for at least the next 12 months.
As of September 30, 2018, the Company’s letter of credit commitments are as follows (in thousands):

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
In connection with the acquisition of Fitlosophy, the Company recorded a contingent earn-out obligation of $1,600,000 as of September 30, 2018. See further discussion in Note 2 to the consolidated financial statements.
As of September 30, 2018, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 80 employees as of September 30, 2018, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020.
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
ACCOUNTING PRONOUNCEMENTS
See Note 12 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding: new product initiatives; the Company's future ability to provide unique added value to its customers; the period of time over which inventory acquired as part of the Simplicity and Fitlosophy acquisitions will be sold; the estimated earn-out consideration expected to be paid related to the Fitlosophy acquisition; the expected future impact of legal proceedings; the timing of future expense recognition for unrecognized compensation costs; the timing and amount of future amortization expense for intangibles; the expected future effect of certain accounting pronouncements; future expansion and diversification of product lines; future organic growth; future growth through acquisitions; expected future volatility in the Company's effective tax rate; expected future realization of deferred tax assets; expected third quarter shipments of certain ribbon and bow products; the expected impact on the Company in fiscal 2019 of new tariffs on products from China; expected future compliance with credit agreement covenants; the timing for expected future refinancing of the current revolving credit facility; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); inherent uncertainties associated with accounting estimates; information technology risks, such as cyber attacks, data breaches and risks associated with new systems, system updates and system integration projects; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; uncertainties associated with projecting the impact on the Company of new tariffs on products imported from China; currency risks and other risks associated with international markets; difficulties achieving organic growth; risks associated with acquisitions, including difficulties identifying and evaluating suitable acquisition opportunities, realization of intangible assets and recoverability of long-lived assets, acquisition integration costs, and the risk that the Company may not be able to integrate and derive the expected benefits from acquisitions; risks associated with the combination of the facilities and/or operations of the Company’s operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations, and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates, primarily related to its revolving credit facility, and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. The Company also entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of September 30, 2018 have not materially changed from March 31, 2018 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018).

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

(b)
Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 249,908 shares were repurchased at an average price of $14.52 in the second quarter of fiscal 2019. As of September 30, 2018, there remained an outstanding authorization to repurchase 53,258 shares of outstanding CSS common stock as represented in the table below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
July 1 through July 31, 2018	—	$—	—	303,166
August 1 through August 31, 2018	110,919	14.70	110,919	192,247
September 1 through September 30, 2018	138,989	14.37	138,989	53,258
Total Second Quarter	249,908	$14.52	249,908	53,258

(1) All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2) The Company's Board of Directors previously authorized the repurchase of up to 2,000,000 shares of the Company's common stock (the "Repurchase Program"). As of September 30, 2018, the Company repurchased an aggregate of 1,946,742 shares pursuant to the Repurchase Program. An expiration date has not been established for the Repurchase Program.

Item 6. Exhibits

Exhibit 10.1
Amendment No. 4 to Credit Agreement, dated as of July 9, 2018, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 12, 2018).

Exhibit 10.2
Employment Agreement dated August 30, 2018 between CSS Industries, Inc. and Keith Pfeil (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated August 31, 2018).

Exhibit 10.3	Offer letter dated April 24, 2018 between CSS Industries, Inc. and Steven W. Eck (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated August 6, 2018).
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
(Registrant)

Date: November 2, 2018	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: November 2, 2018	By:	/s/ Keith W. Pfeil
Keith W. Pfeil
Executive Vice President – Finance and Chief Financial Officer
(principal financial officer)