Form 10-Q
period 2018-12-31
CSS INDUSTRIES INC
filed 2019-02-07
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of February 1, 2019, there were 8,835,900 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net sales	$133,231	$130,642	$310,259	$280,363
Cost of sales	99,768	93,183	240,468	204,417
Gross profit	33,463	37,459	69,791	75,946
Selling, general and administrative expenses	28,718	29,138	85,995	73,116
Restructuring expenses	1,050	—	3,177	—
Impairment of goodwill	—	—	1,390	—
Operating income (loss)	3,695	8,321	(20,771)	2,830
Interest expense, net	784	344	1,480	337
Other expense (income), net	(154)	99	(437)	(229)
Income (loss) before income taxes	3,065	7,878	(21,814)	2,722
Income tax expense	9,835	1,926	8,342	821
Net income (loss)	$(6,770)	$5,952	$(30,156)	$1,901

Weighted average shares outstanding:
Basic	8,845	9,116	9,007	9,105
Diluted	8,845	9,157	9,007	9,142

Net income (loss) per common share:
Basic	$(0.77)	$0.65	$(3.35)	$0.21
Diluted	$(0.77)	$0.65	$(3.35)	$0.21

Cash dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Net income (loss)	$(6,770)	$5,952	$(30,156)	$1,901
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(183)	(44)	(1,149)	566
Fair value of interest rate swap agreements	(585)	—	(109)	—
Other comprehensive income (loss)	(768)	(44)	(1,258)	566
Comprehensive income (loss)	$(7,538)	$5,908	$(31,414)	$2,467
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2018	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$18,917	$58,560	$30,297
Accounts receivable, net of allowances of $3,098, $1,576 and $1,888	119,600	63,083	120,613
Inventories	94,902	102,436	110,762
Asset held for sale	2,514	—	—
Prepaid expenses and other current assets	12,445	11,962	11,508
Total current assets	248,378	236,041	273,180
Property, plant and equipment, net	49,407	52,126	51,468
Deferred income taxes	—	10,439	—
Goodwill	—	—	26,070
Intangible assets, net	55,200	57,029	63,350
Other assets	10,288	9,553	8,644
Total assets	$363,273	$365,188	$422,712
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$58,695	$—	$48,431
Current portion of long-term debt	305	228	313
Accounts payable	36,658	20,581	27,618
Accrued payroll and other compensation	8,513	11,496	8,425
Accrued customer programs	16,501	12,284	13,517
Accrued income taxes	—	—	805
Accrued other liabilities	19,404	14,751	18,683
Total current liabilities	140,076	59,340	117,792
Long-term debt, net of current portion	16	40,228	285
Deferred income taxes	1,189	1,639	884
Other long-term obligations	7,800	10,286	11,019
Total liabilities	149,081	111,493	129,980
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at December 31, 2018, March 31, 2018 and December 31, 2017	1,470	1,470	1,470
Additional paid-in capital	60,571	58,877	58,324
Retained earnings	302,845	339,088	379,338
Accumulated other comprehensive income (loss), net of tax	(95)	1,163	503
Common stock in treasury, 5,867,184 shares at December 31, 2018, 5,583,338 at March 31, 2018 and 5,583,338 shares at December 31, 2017, at cost	(150,599)	(146,903)	(146,903)
Total stockholders' equity	214,192	253,695	292,732
Total liabilities and stockholders' equity	$363,273	$365,188	$422,712
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(30,156)	$1,901
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	10,264	7,125
Amortization of inventory step-up	9,830	12,237
Accretion of asset retirement obligation	95	20
Accretion of contingent earn-out consideration	44	—
Accretion of investment discount	—	(69)
Impairment of property, plant and equipment	1,398	—
Impairment of goodwill	1,390	—
Provision for accounts receivable allowances	4,386	2,977
Deferred tax (benefit) provision	10,050	(3,555)
Share-based compensation expense	1,694	1,386
Loss (gain) on sale or disposal of assets	4	(14)
Changes in assets and liabilities, net of effects of purchase of a business:
Accounts receivable	(60,718)	(62,905)
Inventories	(2,222)	14,147
Prepaid expenses and other assets	(530)	85
Accounts payable	15,865	5,948
Accrued expenses and long-term obligations	4,093	10,312
Net cash used for operating activities	(34,513)	(10,405)
Cash flows from investing activities:
Maturities of investment securities	—	20,000
Final payment of purchase price for a business previously acquired	(2,500)	—
Purchase of a business	(2,500)	(65,228)
Purchase of property, plant and equipment	(7,757)	(3,964)
Purchase of company owned life insurance policy	(750)	(750)
Proceeds from sale of fixed assets	—	14
Net cash used for investing activities	(13,507)	(49,928)
Cash flows from financing activities:
Borrowings on notes payable	33,695	78,781
Payments on notes payable	(15,000)	(30,350)
Payments on long-term debt	(136)	(200)
Dividends paid	(5,401)	(5,469)
Purchase of treasury stock	(4,372)	—
Proceeds from exercise of stock options, net of tax withholdings	—	201
Payment of financing transaction costs	(425)	—
Net cash provided by financing activities	8,361	42,963
Effect of exchange rate changes on cash	16	(26)
Net decrease in cash and cash equivalents	(39,643)	(17,396)
Cash and cash equivalents at beginning of period	58,560	47,693
Cash and cash equivalents at end of period	$18,917	$30,297
See notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2018	—	—	14,703,084	$1,470	$58,877	$339,088	$1,163	(5,583,338)	$(146,903)	$253,695
Share-based compensation expense	—	—	—	—	1,694	—	—	—	—	1,694
Purchase of treasury shares	—	—	—	—	—	—	—	(303,166)	(4,372)	(4,372)
Issuance of common stock under equity plan	—	—	—	—	—	(676)	—	19,320	676	—
Cash dividends ($.60 per common share)	—	—	—	—	—	(5,411)	—	—	—	(5,411)
Other comprehensive income (loss)	—	—	—	—	—	—	(1,258)	—	—	(1,258)
Net income (loss)	—	—	—	—	—	(30,156)	—	—	—	(30,156)
Balance, December 31, 2018	—	—	14,703,084	$1,470	$60,571	$302,845	$(95)	(5,867,184)	$(150,599)	$214,192
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

	December 31, 2018	March 31, 2018	December 31, 2017
Raw material	$14,837	$11,602	$11,608
Work-in-process	10,581	17,809	14,070
Finished goods	69,484	73,025	85,084
	$94,902	$102,436	$110,762
In connection with the acquisitions of substantially all of the net assets and business of The McCall Pattern Company ("McCall") on December 13, 2016, Simplicity Creative Group ("Simplicity") on November 3, 2017 and Fitlosophy, Inc. ("Fitlosophy") on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, at the date of such acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of December 31, 2018, March 31, 2018 and December 31, 2017 was $1,135,000, $10,683,000 and $16,249,000, respectively. The acquired McCall inventory and Fitlosophy inventory was sold through the second quarter and third quarter, respectively, of fiscal 2019, and the Company expects the acquired Simplicity inventory to be sold through the first quarter of fiscal 2020.
Asset Held for Sale
Asset held for sale of $2,514,000 at December 31, 2018 represents a distribution facility in Havant, England which the Company is in the process of selling. As further discussed in Note 3, the Company recorded an impairment of this facility in the nine months ended December 31, 2018 to reduce the asset to fair value less costs to sell the facility. The Company expects to sell this facility within the next 12 months. The Company ceased depreciating this facility at the time it was classified as held for sale. There were no such assets classified as held for sale as of March 31, 2018 or December 31, 2017.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2018	March 31, 2018	December 31, 2017
Land	$5,888	$7,100	$7,052
Buildings, leasehold interests and improvements	42,854	45,164	45,009
Machinery, equipment and other	110,524	104,497	102,311
	159,266	156,761	154,372
Less - Accumulated depreciation and amortization	(109,859)	(104,635)	(102,904)
Net property, plant and equipment	$49,407	$52,126	$51,468
Depreciation expense was $2,249,000 and $1,749,000 for the quarters ended December 31, 2018 and 2017, respectively, and was $6,403,000 and $4,314,000 for the nine months ended December 31, 2018 and 2017, respectively.
Long-Lived Assets including Goodwill and Other Intangible Assets
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired.
The Company uses a dual approach to determine the fair value of its reporting unit, including both a market approach and an income approach. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of the reporting unit. The Company assessed its segment and reporting unit structure and determined the Company has a single reporting unit. The test compares the fair value of a reporting unit to its carrying amount, including goodwill, as of the date of the test. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be reported. During the nine months ended December 31, 2018, the Company impaired goodwill of $1,390,000 associated with the acquisition of Fitlosophy acquired on June 1, 2018. See Note 2 for further discussion.
Other indefinite-lived intangible assets consist primarily of tradenames, which are also required to be tested annually for impairment. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. Long-lived assets (including property, plant and equipment), except for goodwill and indefinite-lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company recorded an impairment of property, plant and equipment of $1,398,000 in the nine months ended December 31, 2018 related to a restructuring plan to combine its operations in the United Kingdom. There were no other such events or circumstances during the nine months ended December 31, 2018. See Note 3 for further discussion of this restructuring and Note 6 for further information on other intangible assets.
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

The Company operates as a single reporting segment, engaged in the creative development, manufacture, procurement, distribution, and sale of seasonal, gift, and craft products, primarily to mass market retailers in the United States. The following represents our net sales disaggregated by product category (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Seasonal	$63,924	$60,217	$108,538	$114,387
Gift	29,543	33,997	84,197	90,821
Craft	39,764	36,428	117,524	75,155
Total	$133,231	$130,642	$310,259	$280,363
Net Income (Loss) Per Common Share
Due to the Company's net losses in the three- and nine months ended December 31, 2018, potentially dilutive securities of 513,000 shares and 503,000 shares, respectively, consisting of outstanding stock options and unearned restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect. The Company has excluded 208,000 shares and 545,000 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income per common share for the three- and nine months ended December 31, 2017, respectively, because their effects were antidilutive.

(2)	ACQUISITIONS
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash and transaction costs of approximately $25,000, which are included in selling, general and administrative expenses in the nine months ended December 31, 2018. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). No such payments of contingent consideration have been earned or paid as of December 31, 2018. At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value. The present value of the expected future payments is accreted over the earn-out period and was $44,000 in the nine months ended December 31, 2018. The contingent consideration liability is included in accrued other liabilities in the consolidated balance sheet as of December 31, 2018. The following table summarizes the estimated purchase price at the date of acquisition (in thousands):

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
Our consolidated statements of operations include the operating results of Fitlosophy from the acquisition date through December 31, 2018. Pro forma results of operations for this acquisition have not been presented as the financial impact to our consolidated results of operations is not material.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for total consideration of $69,617,000 and transaction costs of approximately $3,411,000 (of which $3,243,000 was included in selling, general and administrative expenses in the nine months ended December 31, 2017 and an additional $168,000 was recorded in the fourth quarter of fiscal 2018). Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its revolving credit facility and recorded an estimated working capital adjustment due to Wilton of $1,799,000, which was recorded in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017. In the fourth quarter of fiscal 2018, the working capital adjustment was finalized and increased to $2,500,000, and was paid on April 4, 2018. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2017. The goodwill associated with the acquisition of Simplicity was subsequently written off as a result of the Company's annual impairment testing in the fourth quarter of fiscal 2018.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$1,889
Accounts receivable	11,787
Inventory	31,651
Other assets	1,289
Total current assets	46,616
Property, plant and equipment	14,975
Intangible assets	22,282
Goodwill	6,154
Other	211
Total assets acquired	90,238
Current liabilities	16,782
Long-term debt	17
Other long-term liabilities	4,523
Total liabilities assumed	21,322
Net assets acquired	$68,916

(3)	RESTRUCTURING PLANS
Business Restructuring
In the first quarter of fiscal 2019, the Company announced a restructuring plan to combine its operations in the United Kingdom and its operations in Australia. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of (i) redundant back office functions; (ii) certain staffing positions and (iii) excess distribution and warehouse capacity, and was substantially completed in the second quarter of fiscal 2019. As part of this restructuring plan, the Company recorded a restructuring reserve of $557,000 in the second quarter of fiscal 2019. In the third quarter of fiscal 2019, the Company increased the restructuring reserve by $425,000 primarily for costs related to the wind down of one of its operations in Australia. Also, in connection with this restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000, which is included in restructuring expenses. During the quarter and nine months ended December 31, 2018, the Company made payments of $649,000 and $703,000, respectively, related to the restructuring reserve. As of December 31, 2018, the remaining liability of $279,000 was classified in accrued other liabilities in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Initial accrual	$297	$127	$133	$557
Charges to expense	132	152	141	425
Cash paid	(400)	(87)	(216)	(703)
Restructuring reserve as of December 31, 2018	$29	$192	$58	$279
Strategic Business Initiative
In the third quarter of fiscal 2019, the Company announced that it engaged an international consulting firm to perform a comprehensive review of its operating structure with the goal of improving the alignment of processes across the business, as the Company continues to integrate recent acquisitions and evaluate its portfolio. In connection with this initiative, the Company recorded a restructuring reserve of $797,000 for severance in the third quarter of fiscal 2019. This liability was classified in accrued other liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

(4)	SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Service-based stock options outstanding as of December 31, 2018 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of December 31, 2018 become exercisable only if certain market conditions and service requirements are satisfied, and the date(s) on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: (i) the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted or (ii) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of December 31, 2018 will not vest until July 29, 2019. Market-based and performance-based RSUs outstanding at December 31, 2018 will vest only if certain market or performance conditions and service requirements have been met, and the date(s) on which they vest will depend on the period in which such market or performance conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. At December 31, 2018, there were 582,180 shares available for grant under the 2013 Plan.

The fair value of each stock option granted under the above plan was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended December 31,
	2018	2017
Risk-free interest rate	3.22%	2.21%
Volatility	30.94%	34.44%
Dividend yield	5.97%	2.90%
Expected life of option (in years)	6.25	6.25
The fair value of each performance-based and service-based RSU granted to employees was estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, was estimated on the day of grant based on the closing price of the Company's common stock. There were no market-based RSUs granted during the nine months ended December 31, 2018 and 2017.
During the nine months ended December 31, 2018 and 2017, the Company granted 10,000 and 124,000 stock options with a weighted average fair value of $2.19 and $7.40. During the nine months ended December 31, 2018 and 2017, the Company granted 201,013 and 88,680 RSUs, respectively, with a weighted average fair value of $14.46 and $25.42, respectively. As of December 31, 2018, there were 403,975 and 308,648 outstanding stock options and RSUs, respectively.
As of December 31, 2018, there was $863,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.0 years. As of December 31, 2018, there was $2,959,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.0 years.
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
Compensation cost related to stock options and RSUs (inclusive of the liability classified awards described above) recognized in operating results (included in selling, general and administrative expenses) was $637,000 and $583,000 in the quarters ended December 31, 2018 and 2017, respectively, and $1,694,000 and $1,443,000 in the nine months ended December 31, 2018 and 2017, respectively.

(5)	DERIVATIVE FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations on sales denominated in a foreign currency. Derivatives are not used for trading or speculative activities. Firmly committed transactions and the related receivables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $28,000 and $23,000 was recorded in the three- and nine months ended December 31, 2018, respectively, and a realized loss of $28,000 and $60,000 was recorded in the three- and nine months ended December 31, 2017, respectively. As of December 31, 2018 and 2017, the notional amount of open foreign currency forward contracts was $675,000 and $1,355,000, respectively. The related unrealized gain was de minimis at December 31, 2018 and the related unrealized loss was $12,000 at December 31, 2017. The Company believes it does not have significant counterparty credit risks as of December 31, 2018 and 2017.
Interest Rate Swap Agreement
On February 1, 2018, the Company entered into an interest rate swap agreement with a term of five years to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The notional amount of the interest rate swap contract subject to fixed rates was $40,000,000 and fixed interest rate payments were at a weighted average rate of 2.575% during the three- and nine months ended December 31, 2018. Interest rate differentials paid under this agreement were recognized as adjustments to interest expense and were $35,000 and $168,000 in the three- and nine months ended December 31, 2018, respectively. There were no interest rate swap arrangements in place during the nine months ended December 31, 2017.
The following table shows the fair value of the foreign currency forward contracts and interest rate swap agreement designated as hedging instruments and included in the Company’s consolidated balance sheet (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	December 31, 2018	December 31, 2017
Foreign currency forward contracts	Accrued other liabilities	$—	$12
Interest rate swap agreement	Accrued other liabilities	254	—

(6)	GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the nine months ended December 31, 2018 is as follows (in thousands):

Balance as of March 31, 2018	$—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of December 31, 2018	$—
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2018		March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$24,353	$—	$24,353	$—	$28,153	$—
Customer relationships	48,657	22,955	48,657	19,976	49,957	18,998
Favorable lease contracts	3,882	837	3,882	299	3,882	120
Trademarks	2,435	572	403	393	403	384
Patents	1,164	1,027	1,164	941	1,164	913
Non-compete	530	430	530	351	530	324
	$81,021	$25,821	$78,989	$21,960	$84,089	$20,739
With the acquisition of substantially all of the business and net assets of Fitlosophy on June 1, 2018, the Company recorded intangible assets of $2,032,000 relating to trademarks which are being amortized over the estimated useful life of seven years.
Amortization expense related to intangible assets was $1,294,000 and $1,130,000 for the quarters ended December 31, 2018 and 2017, respectively, and was $3,861,000 and $2,811,000 for the nine months ended December 31, 2018 and 2017, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2019 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2019	$1,293
Fiscal 2020	5,041
Fiscal 2021	4,554
Fiscal 2022	4,458
Fiscal 2023	3,741

(7)	LONG-TERM DEBT

There were loans outstanding under the Company's current revolving credit facility (the "Current Credit Facility") of $58,695,000, $40,000,000 and $48,431,000 as of December 31, 2018, March 31, 2018 and December 31, 2017, respectively.
On November 2, 2018, the Company and the lenders under the Current Credit Facility entered into a waiver and amendment (“Amendment No. 5”) of the underlying credit agreement in which the lenders waived certain events of default thereunder, and the parties amended certain provisions thereof. The events of default were based on: (A) the Company’s non-compliance as of September 30, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00; and (B) the making by the Company of certain payments otherwise permitted under the credit agreement, but which were not permitted due to the existence of the foregoing events of default.
Amendment No. 5 modified the credit agreement by (i) reducing the maximum credit available to the Company under the Current Credit Facility at any one time (the “Committed Amount”) to $100,000,000 until January 31, 2019, and to $50,000,000 from February 1, 2019 until facility expiration; (ii) providing the lenders with a consent right on all acquisitions; (iii) effectively restricting any further repurchases, redemptions or retirements by the Company of the Company’s capital stock; (iv) providing for a borrowing base (the “Borrowing Base”) based on specified percentage amounts of the Company’s domestic accounts receivable and inventory; (v) limiting the aggregate amount that can be used by the Company at any one time for borrowings and letters of credit to the lesser of the Committed Amount and the Borrowing Base; (vi) increasing the marginal per annum interest rate applicable to borrowings from 0.95% to (a) 2.00% from November 1, 2018 through December 31, 2018, (b) 3.00% from January 1, 2019 through January 31, 2019, and (c) 3.50% from February 1, 2019 until expiration; and (vii) reducing the minimum required interest coverage ratio to 1.05 to 1.00 for the fiscal quarter ended December 31, 2018.
Under Amendment No. 5, the lenders received a collateral security interest in all of the Company’s domestic property and assets, including all accounts receivable, inventory, equipment, general intangible assets, and commercial personal property. Further, under Amendment No. 5, the Company agreed to grant the lenders liens against all its domestic real estate, if requested by the lenders at any time after February 1, 2019.
On February 6, 2019, the Company and the lenders under the Current Credit Facility entered into a Waiver Agreement (“Waiver Agreement”) in which the lenders waived events of default that then existed under the Current Credit Facility. The events of default were based on: (A) the Company’s non-compliance as of December 31, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio as of that date of not less than 1.05 to 1.00; and (B) the Company’s partial non-compliance with covenants contained in Amendment No. 5 to the Current Credit Facility requiring the provision of certain documents to the lenders and/or the administrative agent within specified timeframes. Under the Waiver Agreement, the Company paid a waiver fee of $225,000, of which the lenders agreed to refund $150,000 if the Current Credit Facility is repaid and terminated on or before February 27, 2019, and $75,000 if the Current Credit Facility is repaid and terminated after February 27, 2019 and on or before March 6, 2019. As part of the Waiver Agreement, the Company agreed to repay and terminate the Current Credit Facility by not later than March 7, 2019 and waived the 30 day cure period that would otherwise apply if the Current Credit Facility is not repaid and terminated by such date.
The Company has experienced events of non-compliance with the financial covenants under the Current Credit Facility for the consecutive quarterly periods ended September 30, 2018 and December 31, 2018. Further, under Amendment No. 5, the Current Credit Facility limits the maximum credit available to the Company to no more than $50,000,000 from February 1, 2019 until its expiration on March 16, 2020. The Company's outstanding loan balance as of January 31, 2019 was $43,195,000. The Current Credit Facility will not likely provide adequate liquidity with which to continue normal operations in fiscal 2020 considering the Company's existing levels of indebtedness and projected new borrowings related to seasonal working capital requirements.
The Company’s management has concluded that it is “probable” (according to the U.S. GAAP definition of the term) that it will replace the Current Credit Facility with a new asset-backed revolving credit facility (the "New ABL Facility") during the fourth quarter of fiscal 2019. On January 28, 2019, the Company signed a non-binding term sheet for the New ABL Facility with a financial institution. The Company’s management has concluded that, when entered into, the New ABL Facility will provide the Company access to adequate funding to re-finance its existing long-term debt as well as provide additional borrowing capacity to address seasonal working capital requirements.
The Company has classified its outstanding loan balance under the Current Credit Facility of $58,695,000 as a current liability as of December 31, 2018 as (i) the Company does not project that it would be in compliance with the financial covenants included in the Current Credit Facility in future quarterly periods through expiration of the underlying credit agreement and (ii) the Company expects to repay all amounts owed under the Current Credit Facility during the quarter ending March 31, 2019. The Company classified $40,000,000 of its outstanding loan balance under its credit facility as long-term as of March 31, 2018 because it believed the criteria relating to the intent and ability to maintain the debt outstanding for greater than one year were met at the time.
The Company leases certain equipment under capital leases which is classified in the accompanying balance sheets as follows (in thousands):

	December 31, 2018	March 31, 2018	December 31, 2017
Current portion of long-term debt	$132	$74	$161
Long-term debt, net of current portion	16	120	138
	$148	$194	$299
The Company also finances certain equipment which is classified in the accompanying balance sheets as follows (in thousands):

	December 31, 2018	March 31, 2018	December 31, 2017
Current portion of long-term debt	$173	$154	$152
Long-term debt, net of current portion	—	108	147
	$173	$262	$299

(8)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program that had been previously authorized by the Company's Board of Directors, the Company repurchased 303,166 shares of the Company's common stock for approximately $4,372,000 during the nine months ended December 31, 2018. There were no such repurchases of the Company's common stock by the Company during the nine months ended December 31, 2017. As of December 31, 2018, the Company had no shares remaining available for repurchase under the Board's authorization.

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
Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate risk and foreign currency risk. The Company recorded all derivatives on the consolidated balance sheets at fair value based on quotes obtained from financial institutions as of December 31, 2018 and March 31, 2018.
The Company maintains a nonqualified Deferred Compensation Plan ("Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets as of December 31, 2018 and March 31, 2018.
In connection with the above Deferred Comp Plan, the Company has invested in company-owned life insurance policies. The Company also maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from the insurance company as of December 31, 2018 and March 31, 2018.
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheets as of December 31, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurements at December 31, 2018 Using
	December 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$2,659	$—	$2,659	$—
Total assets	$2,659	$—	$2,659	$—
Liabilities
Deferred compensation plans	$984	$984	$—	$—
Interest rate swap agreement	254	—	254	—
Total liabilities	$1,238	$984	$254	$—

		Fair Value Measurements at March 31, 2018 Using
	March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$359	$359	$—	$—
Cash surrender value of life insurance policies	2,007	—	2,007	—
Total assets	$2,366	$359	$2,007	$—
Liabilities
Interest rate swap agreement	$110	$—	$110	$—
Deferred compensation plans	776	776	—	—
Total liabilities	$886	$776	$110	$—
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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. In making the assessment of impairment, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value. As discussed in Note 3, the Company recorded an impairment of property, plant and equipment of $1,398,000 in the nine moths ended December 31, 2018 related to a restructuring plan to combine its operations in the United Kingdom.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Management assesses all available positive and negative evidence to determine whether a valuation allowance is required for the existing deferred tax assets. A significant piece of new objective negative evidence evaluated during the quarter ended December 31, 2018 was the cumulative U.S. pretax loss incurred over the most recent three-year period. Such objective negative evidence limits the ability to consider other subjective evidence, such as projections for future taxable income.
On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $7,573,000 was recorded to fully offset our U.S. net deferred tax assets, as they more likely than not will not be realized.
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
New tax legislation in the U.S., commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 (the "Tax Act"). The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on previously unremitted foreign earnings, allowed for immediate expensing of qualified property, and provided for the taxation of global intangible low-taxed income ("GILTI"), among other provisions.

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
Given the significance of the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. During the measurement period, impacts of the Tax Act were recorded at the time a reasonable estimate for all or a portion of the effects were made, and provisional amounts were recognized and adjusted as information became available. In the current period, the Company finalized its provisional income tax adjustments previously recorded related to the Tax Act, primarily related to the effect of the one-time mandatory transition tax on the net accumulated earnings and profits of our foreign subsidiaries. The Company previously recorded a liability of $2,866,000 for the transition tax. In the current period, in conjunction with filing its fiscal 2018 U.S. consolidated federal income tax return, the Company elected to offset the net accumulated earnings and profits subject to the transition tax with other taxable losses incurred during fiscal 2018. The net effect of this election eliminated the $2,866,000 transition tax liability, but correspondingly reduced the amount of taxable losses available for carryforward to future years.
Also, with respect to the GILTI provision of the Tax Act, the Company has elected a policy to account for GILTI as a period cost if and when incurred.

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
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
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
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We expect to adopt the new standard on April 1, 2019 and use the effective date as our date of initial application. The Company expects this standard to have a material impact on its consolidated balance sheets, but does not believe that it will have a material impact on its consolidated net income. The Company has developed a comprehensive project plan for the adoption of ASC 842 that includes representatives from across the Company's domestic and international locations. The project plan includes evaluating the Company's lease portfolio, analyzing the standard’s impact on the Company’s various types of lease contracts and identifying the reporting requirements of the new standard. The Company has selected a software solution to aid in the accounting and disclosure requirements under this new standard. Contract review and software configuration are currently underway in preparation for our adoption of the requirements of Topic 842. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. The Company is also continuing to evaluate transition considerations such as whether to elect practical expedients, use of hindsight, and comparative reporting periods.
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
The Company adopted ASC 606 on April 1, 2018 using the modified retrospective method. The amount and timing of revenue recognition was not impacted by the new standard, and therefore, no cumulative adjustment was recognized in retained earnings upon adoption. Certain liabilities for estimated product returns were inconsequential and have been reclassified to accrued customer programs from a contra-asset within accounts receivable, net, in the accompanying consolidated balance sheet as of December 31, 2018. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting methods. See Note 1 for further information.

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
The Company has relatively high market share in many products across its categories. Most of these markets have shown little growth and in some cases have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented customers' bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines, craft ribbon product lines, certain gift product lines and in our non-retail packaging and floral product lines due to factors such as continued price pressure, inventory destocking, as well as a decline in usage.
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
The Company has evaluated the impact of new tariffs that the United States government has imposed on a broad range of products imported from China.  Certain products that the Company currently imports from China are subject to tariff duties.  The Company is actively managing its business through the impacts of tariffs on products imported from China and its plans around this are actively being implemented. At this time, the Company does not expect the new tariffs to have a material impact on its business for fiscal 2019.
Our domestically-manufactured plastic decorative ribbon product lines have experienced price pressure and reduced sales volume because of competition from low-priced imports from China. In December 2017, our Berwick Offray company filed trade remedy petitions with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) asserting that the competing Chinese products are being imported at less-than-fair-value and that they benefit from unfair governmental subsidies.  In the petitions, Berwick Offray requested the imposition of trade remedies in the form of antidumping and countervailing duties on plastic decorative ribbon from China. In December 2018, the Commerce

Department issued affirmative final determinations in the countervailing duty (“CVD”) and antidumping duty ("ADD") cases, respectively.  The final CVD subsidy rates assigned to Chinese producers and exporters range from 14.27% to 94.67%.  These final CVD rates will become effective if the ITC makes a final affirmative determination that the U.S. industry is being materially injured or threatened with material injury on account of countervailable subsidies received by Chinese producers and exporters.  From June 2018 until October 2018, imports into the United States of plastic decorative ribbon from China were subject to cash deposit requirements based on preliminary CVD rates ranging from 12.81% to 94.67% previously determined by the Commerce Department in May 2018.  The final ADD deposit rates assigned to Chinese producers and exporters of plastic decorative ribbon range from 54.21% to 370.04%.  These final ADD rates will become effective if the ITC makes a final affirmative determination that the U.S. industry is being materially injured or threatened with material injury on account of dumped imports from China.  Pending the ITC’s final determination, imports into the United States of plastic decorative ribbon from China continue to be subject to cash deposit requirements based on preliminary ADD rates ranging from 45.16% to 370.04% previously determined by the Commerce Department in July 2018.  The final outcome of the petitions will be known when the ITC completes the final phase of its investigation and issues its final determination.  Due to the recently ended partial shutdown of the federal government, the final determination of the ITC (which we previously expected to occur in January 2019) has been delayed, and we are presently unable to determine the date of such final determination.  The potential impact of these proceedings is not determinable at this time.
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
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy, Inc. ("Fitlosophy") for $2,500,000 in cash and transaction costs of approximately $25,000, which are included in selling, general and administrative expenses in the nine months ended December 31, 2018. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000 which is included in accrued other liabilities in the consolidated balance sheet as of December 31, 2018. Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, expensed during the first quarter of fiscal 2019.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for total consideration of $69,617,000 and transaction costs of approximately $3,411,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its revolving credit facility and recorded an estimated working capital adjustment due to Wilton of $1,799,000, which was recorded in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017. In the fourth quarter of fiscal 2018, the working capital adjustment was finalized and increased to $2,500,000, and was paid on April 4, 2018. A portion of the purchase price is being held in escrow for certain post closing adjustments and indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in the fourth quarter of fiscal 2018.
RESULTS OF OPERATIONS
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

The following table presents the key results of our operations for the three- and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$133,231	$130,642	$310,259	$280,363
Cost of sales	99,768	93,183	240,468	204,417
Selling, general and administrative expenses	28,718	29,138	85,995	73,116
Restructuring expenses	1,050	—	3,177	—
Impairment of goodwill	—	—	1,390	—
Interest expense, net	784	344	1,480	337
Other expense (income), net	(154)	99	(437)	(229)
Income tax expense	9,835	1,926	8,342	821
Net income (loss)	$(6,770)	$5,952	$(30,156)	$1,901
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Net sales for the three months ended December 31, 2018 increased 2% to $133,231,000 from $130,642,000 in the three months ended December 31, 2017 due to incremental sales of $8,492,000 related to the acquisition of Simplicity on November 3, 2017 and higher sales of seasonal products of $3,707,000 due to the shift of Christmas ribbon and bow shipments from the second quarter into the third quarter compared to the prior year, partially offset by lower sales of craft products of $5,155,000 and gift products of $4,455,000.
Cost of sales, as a percentage of net sales, increased to 75% in the three months ended December 31, 2018 from 71% in the three months ended December 31, 2017. Cost of sales included amortization of acquisition inventory step-up of $941,000 and $5,209,000 in the quarters ended December 31, 2018 and 2017, respectively, which relates to the portion of acquired inventory in the McCall, Simplicity and Fitlosophy acquisitions that was sold during the period. In connection with these acquisitions, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the acquisition inventory step-up in the third quarter of fiscal 2019 and 2018, cost of sales, as a percentage of net sales, was 74% and 67%, respectively. The increase was a result of higher manufacturing costs primarily related to medical expenses and higher freight and distribution expenses, as well as incremental costs of $2,544,000 related to operational inefficiencies associated with the Christmas 2018 ribbon and bow production in connection with the ongoing trade remedy petition with the U.S. International Trade Commission and the U.S. Department of Commerce.
Selling, general and administrative expenses of $28,718,000 in the three months ended December 31, 2018 decreased from $29,138,000 in the three months ended December 31, 2017 primarily due to lower payroll related expenses and selling and marketing related expenses, partially offset by higher professional fees and severance costs related to acquisition and integration initiatives, as well as higher economist and legal fees associated with the preparation and administration of the trade remedy petition referred to above.
Restructuring expenses of $1,050,000 were recorded in the three months ended December 31, 2018 associated with the consolidation of the Company's operations in the United Kingdom and in Australia, as well as a restructuring related to a strategic business initiative. See further discussion of these restructuring activities in Note 3 to the consolidated financial statements. There were no such restructuring expenses recorded in the three months ended December 31, 2017.
Interest expense, net of $784,000 in the three months ended December 31, 2018 increased from $344,000 in the three months ended December 31, 2017 primarily due to higher average borrowing levels under the Company's revolving credit facility as a result of its acquisitions of Simplicity on November 3, 2017 and Fitlosophy on June 1, 2018, as well as stock repurchases in the current fiscal year compared to the prior year.
Other income, net of $154,000 in the three months ended December 31, 2018 was comparable to other expense, net of $99,000 in the three months ended December 31, 2017 primarily due to an increase in royalty income.
Income tax expense, as a percentage of income (loss) before income taxes, was 321% in the three months ended December 31, 2018 compared to income tax expense, as a percentage of income (loss) before income taxes, of 24% in the three months ended December 31, 2017. The increase was primarily attributable to the recording of a valuation allowance that fully offset the Company’s U.S. net deferred tax assets, following an assessment of positive and negative evidence to determine if a valuation allowance was required to be recognized against the existing deferred tax assets. A significant piece of new objective negative evidence evaluated during the quarter ended December 31, 2018 was the cumulative U.S. pretax loss incurred over the most recent three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future taxable income.
The net loss for the three months ended December 31, 2018 was $6,770,000, or $0.77 per diluted share compared to net income of $5,952,000, or $0.65 per diluted share for the three months ended December 31, 2017.
Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017
Net sales for the nine months ended December 31, 2018 increased 11% to $310,259,000 from $280,363,000 in the nine months ended December 31, 2017 due to incremental sales of $50,556,000 related to the acquisition of Simplicity on November 3, 2017, partially offset by lower sales of craft products of $8,187,000, gift products of $6,624,000 and seasonal products of $5,849,000.
Cost of sales, as a percentage of net sales, increased to 78% in the nine months ended December 31, 2018 from 73% in the nine months ended December 31, 2017. Cost of sales included amortization of acquisition inventory step-up of $9,830,000 and $12,237,000 in the nine months ended December 31, 2018 and 2017, respectively, which relates to the portion of acquired inventory in the McCall, Simplicity and Fitlosophy acquisitions that was sold during the period. In connection with these acquisitions, the inventory acquired was marked up to estimated fair value and is being recognized through cost of sales as the inventory is sold. Excluding the recognition of the acquisition inventory step-up in the nine months ended December 31, 2018 and 2017, cost of sales, as a percentage of net sales, was 74% and 69%, respectively. The increase was a result of higher manufacturing costs primarily related to medical expenses and higher freight and distribution expenses, as well as incremental costs of $2,544,000 related to operational inefficiencies associated with the Christmas 2018 ribbon and bow production in connection with the ongoing trade remedy petition with the U.S. International Trade Commission and the U.S. Department of Commerce. Also contributing to the increase in cost of sales was the write-down of inventory and royalty guarantees of $2,053,000 in the second quarter of fiscal 2019 related to the restructuring of the Company's specialty gift product line.
Selling, general and administrative expenses of $85,995,000 in the nine months ended December 31, 2018 increased from $73,116,000 in the nine months ended December 31, 2017 primarily due to incremental costs related to the acquired Simplicity business of $10,944,000 and an increase in professional fees and severance costs related to acquisition and integration initiatives, as well as higher economist and legal fees associated with the preparation and administration of the trade remedy petition referred to above. These unfavorable variances were partially offset by lower selling and marketing expenses.
Restructuring expenses of $3,177,000 were recorded in the nine months ended December 31, 2018 associated with the consolidation of the Company's operations in the United Kingdom and in Australia, as well as a restructuring related to a strategic business initiative. See further discussion of these restructuring activities in Note 3 to the consolidated financial statements. There were no such restructuring expenses recorded in the nine months ended December 31, 2017.
An impairment of goodwill of $1,390,000 was recorded in the nine months ended December 31, 2018 associated with the acquisition of Fitlosophy on June 1, 2018. The goodwill recorded in purchase accounting was deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization and, therefore, was expensed. See further discussion in Note 2 to the consolidated financial statements. There was no such impairment recorded in the nine months ended December 31, 2018.
Interest expense, net of $1,480,000 in the nine months ended December 31, 2018 increased from $337,000 in the nine months ended December 31, 2017 primarily due to higher average borrowing levels under its revolving credit facility as a result of its acquisitions of Simplicity on November 3, 2017 and Fitlosophy on June 1, 2018, as well as stock repurchases in the current fiscal year compared to the prior year.
Other income, net of $437,000 in the nine months ended December 31, 2018 increased from $229,000 in the nine months ended December 31, 2017 primarily due to an increase in royalty income.
Income tax expense, as a percentage of income (loss) before income taxes, was (38)% in the nine months ended December 31, 2018 compared to income tax expense, as a percentage of income (loss) before income taxes, of 30% in the nine months ended December 31, 2017. The increase was primarily attributable to the recording of a valuation allowance that fully offset the Company’s U.S. net deferred tax assets, following an assessment of positive and negative evidence to determine if a valuation allowance was required to be recognized against the existing deferred tax assets. A significant piece of new objective negative evidence evaluated during the quarter ended December 31, 2018 was the cumulative U.S. pretax loss incurred over the most recent three-year period. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future taxable income.
The net loss for the nine months ended December 31, 2018 was $30,156,000, or $3.35 per diluted share compared to net income of $1,901,000, or $0.21 per diluted share for the nine months ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2018, the Company had working capital of $108,302,000 and stockholders’ equity of $214,192,000. Operating activities used net cash of $34,513,000 during the nine months ended December 31, 2018 compared to $10,405,000 in the nine months ended December 31, 2017. Net cash used for operating activities during the nine months ended December 31, 2018 reflected our working capital requirements which resulted in an increase in accounts receivable of $60,718,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $2,222,000, partially offset by an increase in accounts payable of $15,865,000 and an increase in accrued expenses and long-term obligations of $4,093,000 due to increased accruals for freight, royalties, and contingent earn-out consideration associated with the acquisition of Fitlosophy. Included in net income (loss) for the nine months ended December 31, 2018 were non-cash charges for depreciation and amortization of $10,264,000, deferred tax provision of $10,050,000, amortization of inventory step-up of $9,830,000, provision for accounts receivable allowances of $4,386,000, share-based compensation of $1,694,000, impairment of property, plant and equipment of $1,398,000 related to a restructuring plan to combine its operations in the United Kingdom and impairment of goodwill of $1,390,000 associated with the acquisition of Fitlosophy. Net cash used for operating activities during the nine months ended December 31, 2017 reflected our working capital requirements which resulted in an increase in accounts receivable of $62,905,000 primarily reflecting seasonal billings of prior year Christmas accounts receivable, net of prior year collections, partially offset by a decrease in inventory of $14,147,000 due to a management initiative to reduce inventory levels; an increase in accrued expenses and long-term obligations of $10,312,000 primarily due to increased accruals for taxes, royalties, incentive compensation and freight, as well as an estimated working capital adjustment due to Wilton of $1,799,000 related to the acquisition of Simplicity as further discussed in Note 2 to the consolidated financial statements; and an increase in accounts payable of $5,948,000 due to the normal seasonal inventory build for the fiscal 2018 shipping season and management initiatives to extend vendor payment terms. Included in net income for the nine months ended December 31, 2017 were non-cash charges for amortization of inventory step-up of $12,237,000, depreciation and amortization of $7,125,000, provision for accounts receivable allowances of $2,977,000 and share-based compensation of $1,386,000.
Our investing activities used net cash of $13,507,000 in the nine months ended December 31, 2018, consisting of capital expenditures of $7,757,000 primarily related to information technology and other integration projects, the purchase of Fitlosophy of $2,500,000, the final payment of purchase price of $2,500,000 related to the Simplicity business previously acquired, and the purchase of a company-owned life insurance policy of $750,000. In the nine months ended December 31, 2017, our investing activities used net cash of $49,928,000, consisting primarily of the purchase of Simplicity of $65,228,000, capital expenditures of $3,964,000 and the purchase of a company-owned life insurance policy of $750,000, partially offset by proceeds from held-to-maturity securities of $20,000,000.
Our financing activities provided net cash of $8,361,000 in the nine months ended December 31, 2018, consisting primarily of net borrowings of $18,695,000, partially offset by payments of cash dividends of $5,401,000 and purchases of treasury stock of $4,372,000. In the nine months ended December 31, 2017, financing activities provided net cash of $42,963,000, consisting primarily of net borrowings of $48,431,000 under the Company's revolving credit facility, partially offset by payments of cash dividends of $5,469,000.
Under a stock repurchase program that had been previously authorized by the Company's Board of Directors, the Company repurchased 303,166 shares of the Company's common stock for $4,372,000 during the nine months ended December 31, 2018. There were no such repurchases of the Company's common stock by the Company during the nine months ended December 31, 2017. As of December 31, 2018, the Company had no shares remaining available for repurchase under the Board's authorization.
The Company relies primarily on cash on hand, cash generated from its operations and seasonal borrowings under its current revolving credit facility (the "Current Credit Facility") to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 64% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter.
On November 2, 2018, the Company and the lenders under the Current Credit Facility entered into a waiver and amendment (“Amendment No. 5”) of the underlying credit agreement in which the lenders waived certain events of default thereunder, and the parties amended certain provisions thereof. The events of default were based on: (A) the Company’s non-compliance as of September 30, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00; and (B) the making by the Company of certain payments otherwise permitted under the credit agreement, but which were not permitted due to the existence of the foregoing events of default.

Amendment No. 5 modified the credit agreement by (i) reducing the maximum credit available to the Company under the Current Credit Facility at any one time (the “Committed Amount”) to $100,000,000 until January 31, 2019, and to $50,000,000 from February 1, 2019 until facility expiration; (ii) providing the lenders with a consent right on all acquisitions; (iii) effectively restricting any further repurchases, redemptions or retirements by the Company of the Company’s capital stock; (iv) providing for a borrowing base (the “Borrowing Base”) based on specified percentage amounts of the Company’s domestic accounts receivable and inventory; (v) limiting the aggregate amount that can be used by the Company at any one time for borrowings and letters of credit to the lesser of the Committed Amount and the Borrowing Base; (vi) increasing the marginal per annum interest rate applicable to borrowings from 0.95% to (a) 2.00% from November 1, 2018 through December 31, 2018, (b) 3.00% from January 1, 2019 through January 31, 2019, and (c) 3.50% from February 1, 2019 until expiration; and (vii) reducing the minimum required interest coverage ratio to 1.05 to 1.00 for the fiscal quarter ended December 31, 2018.
Under Amendment No. 5, the lenders received a collateral security interest in all of the Company’s domestic property and assets, including all accounts receivable, inventory, equipment, general intangible assets, and commercial personal property. Further, under Amendment No. 5, the Company agreed to grant the lenders liens against all of its domestic real estate, if requested by the lenders at any time after February 1, 2019.
On February 6, 2019, the Company and the lenders under the Current Credit Facility entered into a Waiver Agreement (“Waiver Agreement”) in which the lenders waived events of default that then existed under the Current Credit Facility. The events of default were based on: (A) the Company’s non-compliance as of December 31, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio as of that date of not less than 1.05 to 1.00; and (B) the Company’s partial non-compliance with covenants contained in Amendment No. 5 to the Current Credit Facility requiring the provision of certain documents to the lenders and/or the administrative agent within specified timeframes. Under the Waiver Agreement, the Company paid a waiver fee of $225,000, of which the lenders agreed to refund $150,000 if the Current Credit Facility is repaid and terminated on or before February 27, 2019, and $75,000 if the Current Credit Facility is repaid and terminated after February 27, 2019 and on or before March 6, 2019. As part of the Waiver Agreement, the Company agreed to repay and terminate the Current Credit Facility by not later than March 7, 2019 and waived the 30 day cure period that would otherwise apply if the Current Credit Facility is not repaid and terminated by such date.
The Company has experienced events of non-compliance with the financial covenants under its Current Credit Facility for the consecutive quarterly periods ended September 30, 2018 and December 31, 2018. These circumstances were caused primarily by (i) lower levels of income from its operations over recent periods, including the recognition of significant non-cash impairment charges, (ii) cash expenses related to operational and legal expenses associated with the onshoring of plastic decorative ribbons in connection with the Company's ongoing trade remedy petition with the U.S. International Trade Commission and U.S. Department of Commerce, and (iii) cash expenses related to the integration of recently-acquired companies as part of its strategy to drive profitable growth. Further, under Amendment No. 5, the Company’s Current Credit Facility limits the maximum credit available to the Company to no more than $50,000,000 from February 1, 2019 until its expiration on March 16, 2020. The Company’s outstanding loan balance as of January 31, 2019 was $43,195,000. The Current Credit Facility will not likely provide adequate liquidity with which to continue normal operations in fiscal 2020 considering the Company's existing levels of indebtedness and projected new borrowings related to seasonal working capital requirements.
The Company’s management has concluded that it is “probable” (according to the U.S. GAAP definition of the term) that it will replace the Current Credit Facility with a new asset-backed revolving credit facility (the "New ABL Facility") during the fourth quarter of fiscal 2019. On January 28, 2019, the Company signed a non-binding term sheet for the New ABL Facility with a financial institution. The Company’s management has concluded that, when entered into, the New ABL Facility will provide the Company access to adequate funding to re-finance its existing long-term debt as well as provide additional borrowing capacity to address seasonal working capital requirements.
The Company has classified its outstanding loan balance under the Current Credit Facility of $58,695,000 as a current liability as of December 31, 2018 as (i) the Company does not project that it would be in compliance with the financial covenants included in the Current Credit Facility in future quarterly periods through the expiration of the underlying credit agreement and (ii) the Company expects to repay all amounts owed under the Current Credit Facility during the quarter ending March 31, 2019. The Company classified $40,000,000 of its outstanding loan balance under its credit facility as long-term as of March 31, 2018 because it believed the criteria relating to the intent and ability to maintain the debt outstanding for greater than one year were met at the time.
The Company had approximately $173,000 of other debt outstanding and approximately $148,000 of capital leases outstanding at December 31, 2018.

As of December 31, 2018, the Company’s letter of credit commitments are as follows (in thousands):

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
In connection with the acquisition of Fitlosophy on June 1, 2018, the Company recorded a contingent earn-out obligation of $1,600,000. See further discussion in Note 2 to the consolidated financial statements.
As of December 31, 2018, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2018. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 83 employees as of December 31, 2018, CSS employees are not represented by labor unions. Because of the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020.
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
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding: expected future non-compliance with financial covenants under the Current Credit Facility; the expected future refinancing of the Current Credit Facility with the proceeds of the proposed New ABL Facility; and the future adequacy of the proposed New ABL Facility, when entered into, to re-finance existing long-term debt and to address seasonal working capital requirements; the Company’s overall strategy and its five strategic pillars; new product initiatives; the Company's future ability to provide unique added value to its customers; the period of time over which inventory acquired as part of the Simplicity acquisition will be sold; the estimated earn-out consideration expected to be paid related to the Fitlosophy acquisition; the expected future impact of legal proceedings; the timing of future expense recognition for unrecognized compensation costs; the timing and amount of future amortization expense for intangibles; the expected future effect of certain accounting pronouncements; future expansion and diversification of product lines; future organic growth; future growth through acquisitions; and the expected impact on the Company in fiscal 2019 of new tariffs on products from China. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation: risks associated with the Company’s projected future noncompliance with the financial covenants in the Current Credit Facility; risks associated with the proposed New ABL Facility, including the risk that the Company may not close on such facility within the currently expected timeframe, or at all; risks associated with the Company’s overall strategy and its five strategic pillars, including the risk that the Company may not successfully execute on its strategy and the risk that execution of the strategy will not yield favorable results; general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); inherent uncertainties associated with accounting estimates; information technology risks, such as cyber attacks, data breaches and risks associated with new systems, system updates and system integration projects; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; uncertainties associated with projecting the impact on the Company of new tariffs on products imported from China; currency risks and other risks associated with international markets; difficulties achieving organic growth; risks associated with acquisitions, including difficulties identifying and evaluating suitable acquisition opportunities, realization of intangible assets and recoverability of long-lived assets, acquisition integration costs, and the risk that the Company may not be able to integrate and derive the expected benefits from acquisitions; risks associated with the combination of the facilities and/or operations of the Company’s operating businesses; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations, and government investigations; liability associated with non-compliance with governmental regulations, including regulations pertaining to the environment, federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; and other factors described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and elsewhere in the Company’s filings with the Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates, primarily related to its revolving credit facility, and foreign currency exchange rates. The Company actively monitors these exposures and, where considered appropriate, manages these risks. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. The Company also entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The Company manages its exposure to foreign currency fluctuations by entering into foreign currency forward contracts to hedge the majority of firmly committed transactions and related receivables that are denominated in a foreign currency. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The market risks associated with debt obligations and other significant instruments as of December 31, 2018 have not materially changed from March 31, 2018 (see Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018).
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

(b)
Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 53,258 shares were repurchased at an average price of $13.98 in the third quarter of fiscal 2019. As of December 31, 2018, there were no shares of CSS common stock remaining available for repurchase as represented in the table below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2018	53,258	$13.98	53,258	—
November 1 through November 30, 2018	—	—	—	—
December 1 through December 31, 2018	—	—	—	—
Total Third Quarter	53,258	$13.98	53,258	—

(1) All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2) The Company's Board of Directors previously authorized the repurchase of up to 2,000,000 shares of the Company's common stock (the "Repurchase Program"). As of December 31, 2018, the Company repurchased an aggregate of 2,000,000 shares pursuant to the Repurchase Program and there are no shares remaining available for repurchase under the Board's authorization.

Item 6. Exhibits

Exhibit 10.1
Waiver and Amendment No. 5 to Credit Agreement, dated as of November 2, 2018, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent and as a lender, and Citizens Bank of Pennsylvania, as a lender (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 2, 2018).

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

CSS INDUSTRIES, INC.
(Registrant)

Date: February 7, 2019	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: February 7, 2019	By:	/s/ Keith W. Pfeil
Keith W. Pfeil
Executive Vice President – Finance and Chief Financial Officer
(principal financial officer)