Form 10-K
period 2019-03-31
CSS INDUSTRIES INC
filed 2019-05-31
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-2661

CSS INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

Delaware	13-1920657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 Plymouth Road, Suite 300, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 729-3959
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	CSS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant is $121,676,333. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the New York Stock Exchange on September 28, 2018, being the last trading day of the registrant’s most recently completed second fiscal quarter. Such calculation excludes the shares of common stock beneficially owned at such date by certain directors and officers of the registrant, as described under the section entitled “Ownership of CSS Common Stock” in the proxy statement to be filed by the registrant for its 2019 Annual Meeting of Stockholders. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.
At May 28, 2019, there were outstanding 8,837,238 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CSS INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2019

PART I
Item 1. Business.
General
CSS Industries, Inc. (“CSS” or the “Company”) is a creative consumer products company, focused on the seasonal, gift and craft categories. For these design-driven categories, the Company engages in the creative development, manufacture, procurement, distribution and sale of our products with an omni-channel approach focused primarily on mass market retailers.
Seasonal The seasonal category includes holiday gift packaging items such as ribbon, bows, greeting cards, bags, tags and gift card holders, in addition to specific holiday-themed decorations, accessories, and activities, such as Easter egg dyes and novelties and Valentine's Day classroom exchange cards. These products are sold to mass market and online retailers, and production forecasts for these products are generally known well in advance of shipment.
Gift The gift category includes products designed to celebrate certain life events or special occasions, such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Products include ribbons and bows, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery and other items that commemorate life's celebrations. Products in this category are primarily sold into mass, specialty and online retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year.
Craft The craft category includes sewing patterns, ribbons and trims, buttons, knitting needles, needle arts and kids' crafts. These products are sold to mass market, specialty, and online retailers, and are generally ordered on a replenishment basis throughout the year.
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
The overall objective of the Company is to grow profitable sales and improve return on invested capital ("ROIC") through five strategic pillars. These strategic pillars include:
*Defend the base business - Design, product innovation, category leadership

*	Expand to adjacent categories with a focus on brands - Focus on fragmented markets, brands, omni-channel
*Build an omni-channel business model - Dedicated resources, leverage technology

*	Improve ROIC by maximizing margins while minimizing capital investment - Streamline and focus on economic value add and working capital
*Build a collaborative, One CSS culture - Communication, accountability, diversity
Principal Products CSS designs, manufactures, procures, distributes and sells a broad range of craft and gift consumer products. Craft and gift consumer products include ribbons and bows, trims, buttons, sewing patterns, knitting needles, needle arts, kids' crafts, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery, and other gift and craft items, sold to its mass market, craft, specialty and floral retail and wholesale distribution customers. CSS also designs, manufactures, procures, distributes and sells a broad range of seasonal consumer products primarily through the mass market distribution channel. Christmas products include packaging ribbons and bows, boxed greeting cards, gift bags, gift boxes, gift tags, gift card holders, tissue paper and decorations. CSS’ Valentine's Day product offerings include classroom exchange Valentine's Day cards and other related Valentine's Day products, while its Easter product offerings include Easter egg dyes and related Easter seasonal products. Its school products include teachers’ aids and other learning oriented products to the education market sold through mass market retailers, school supply distributors and teachers’ stores.

Key brands include Simplicity®, McCall’s®, Vogue Patterns®, Paper Magic®, Berwick®, Offray®, Butterick®, Kwik Sew®, Markings®, Stepping Stones®, Tapestry®, Seastone®, Dudley’s®, Eureka®, Stickerfitti®, Favorite Findings®, La Mode®, Wrights®, Boye®, Dimensions®, fitlosophy ®, X&O Paper Goods®, and Perler® .
CSS operates sixteen manufacturing and/or distribution facilities located in Pennsylvania, Maryland, New Hampshire, South Carolina, Alabama, Illinois, Kansas, the United Kingdom, Australia and India. A description of the Company’s product lines and related manufacturing and/or distribution facilities is as follows:

•
Ribbon and bows are primarily manufactured and warehoused in nine facilities located in Pennsylvania, Maryland, South Carolina and Alabama. The manufacturing process is vertically integrated. Non-woven ribbon and bow products are primarily made from polypropylene resin, a petroleum-based product, which is mixed with color pigment, melted and pressed through an extruder. Large rolls of extruded film go through various combinations of manufacturing processes before being made into bows or packaged on ribbon spools or reels as required by various markets and customers. Woven fabric ribbons are manufactured domestically or imported from Mexico and Asia. Imported woven products are either narrow woven or converted from bulk rolls of wide width textiles. Domestic woven products are narrow woven.

•
Journals, educational products, memory books, scrapbooks, stationery, infant products, and other gift items are imported from Asian manufacturers and warehoused and distributed primarily from two distribution facilities in Alabama.

•
Floral accessories, including pot covers, foil, waxed tissue, shred, aisle runners, corsage bags and other paper and film products, are manufactured in a facility located in New Hampshire or imported from Mexico. Manufacturing includes gravure and flexo printing, waxing and converting. Products are warehoused and distributed from a distribution facility in Pennsylvania.

•
Sewing patterns are purchased and distributed from a third party printer and are also manufactured and distributed from a facility located in Kansas. Sewing patterns are also warehoused and distributed from a distribution facility in the United Kingdom and a distribution facility in Australia.

•	Certain craft items, including trims, braids and tassels, are manufactured from two facilities in India and imported and distributed from a facility in Illinois.
Other products including, but not limited to, buttons, knitting needles, needle arts, kids crafts, boxed greeting cards, gift tags, gift card holders, gift bags, gift wrap, decorative tissue paper, classroom exchange Valentine's Day products, Easter products, and decorations are produced to the specifications of CSS and are imported primarily from Asian manufacturers and warehoused and distributed from facilities in Illinois, Alabama, and Pennsylvania.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2019 refers to the fiscal year ended March 31, 2019.
During our fiscal 2019, CSS experienced no material difficulties in obtaining raw materials or finished goods from suppliers.
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
Sales and Marketing Most of CSS’ products are sold in the United States and Canada by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains permanent showrooms in Pennsylvania, Georgia, Arkansas, Ohio, Tennessee, Hong Kong and Australia where buyers for retail customers will typically visit for a presentation and review of new product lines. Products are also displayed and presented in showrooms maintained by various independent manufacturers’ representatives in major cities in the United States and Canada. Relationships are developed with key retail customers by CSS sales personnel and independent manufacturers’ representatives. Social stationery products are sold by sales representatives that specialize in the gift and specialty channel, as well as by key account representatives. Craft ribbon and bow products are also sold through sales representatives or independent manufacturers’ representatives to wholesale distributors and independent small retailers who serve the floral, craft and retail packaging trades. The Company also sells custom products to private label customers, to other social expression companies, and to converters of the Company’s ribbon products. Custom products are sold by both independent manufacturers’ representatives and CSS sales managers.
Customers are generally mass market retailers, discount department stores, specialty chains, warehouse clubs, drug and food chains, dollar stores, office supply stores, online retailers, independent card, gift and floral shops and retail teachers’ stores. Sales to Walmart Stores, Inc. and its affiliates accounted for 24% of our sales during fiscal 2019 and sales to Jo-Ann Stores, LLC and its affiliates accounted for 13% of our sales during fiscal 2019. No other customer accounted for 10% or more of the Company’s sales in fiscal 2019. Our ten largest customers, which include mass market retailers, warehouse clubs, national craft chains and national drug store chains, accounted for 66% of our sales in our fiscal 2019. Approximately 70% of the Company’s net sales are attributable to gift and craft products with the remainder attributable to seasonal (Christmas, Valentine’s Day, Easter and back to-school) products. Approximately 22% of CSS’ net sales relate to the Christmas season. Seasonal products are generally designed and marketed beginning up to 18 to 20 months before the holiday event and manufactured during an eight to ten month production cycle. Due to these long lead time requirements, timely communication with third party factories, licensors, customers and independent manufacturers’ representatives is critical to the timely production of seasonal products. Sales terms for our seasonal products do not generally require payment until just before or just after the holiday, in accordance with industry practice. CSS products, with some customer specific exceptions, are not sold under guaranteed or return privilege terms. The Company has certain limited products, primarily sewing patterns, that are on consignment at mass market retailers and the Company recognizes the sale as products are sold to end consumers at point-of-sale terminals.
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
Employees
At May 28, 2019, approximately 2,000 persons were employed by CSS (increasing to approximately 2,400 as seasonal employees are added). The Company believes that relationships with its employees are good. Due to the seasonal nature of certain of its businesses, the number of production employees fluctuates during the year.
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 86 employees as of May 28, 2019, CSS employees are not represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
Acquisitions
The Company endeavors to build on existing relationships with seasonal, gift and craft customers by expanding and diversifying its product lines to grow its presence in the largest retailers in North America. This includes both capitalizing on opportunities for organic growth in existing businesses as well as acquiring companies which fit into appropriate acquisition parameters. Though we are pausing on acquisitions in the near term, we will continue to actively meet with seasonal, gift and craft companies to review and assess potential acquisition targets. Historically, significant revenue growth at CSS has come through acquisitions. Over the long term, management anticipates that it will continue to consider acquisitions as a strategy to stimulate growth.

On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy, Inc. ("Fitlosophy") for $2,500,000 in cash and transaction costs of $25,000, which are included in selling, general and administrative expenses in the consolidated statement of operations for fiscal 2019. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. As of March 31, 2019, we updated our assessment of the fair value of the contingent consideration to be $1,366,000 which is included in accrued other liabilities in the consolidated balance sheet as of March 31, 2019. Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. The Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of March 31, 2019 and 2018, the Company had no goodwill.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group ("Simplicity") from Wilton Brands LLC ("Wilton") for a total consideration of $69,617,000 and transaction costs of $3,411,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its credit facility. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $9,642,000 was recorded as goodwill. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in the fourth quarter of fiscal 2018 as further described in Note 3 to the consolidated financial statements.
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain affiliated subsidiaries ("McCall"), for $13,914,000 in cash, plus transaction costs of $1,484,000. McCall designs, manufactures, and sells home sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $33,528,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of $19,614,000 in the consolidated statements of operations in fiscal 2017.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Lawrence Schiff Silk Mills, Inc. ("Schiff") for $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of $376,000 in the consolidated statements of operations in fiscal 2017.
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
Approximately 70% of the Company’s sales for fiscal 2019 were attributable to products within our gift and craft categories, with the remainder attributable to products in the seasonal category. Approximately 22% of our sales relate to the Christmas season. The seasonal nature of our business has historically resulted in lower sales levels and operating losses in our first and fourth quarters, and higher sales levels and operating profits in our second and third quarters. As a result, our quarterly results of operations fluctuate during our fiscal 2019, and a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future. For example, our overall results of operations in the future may fluctuate substantially based on seasonal demand for our products. Such variations in demand could have a material adverse effect on the timing of cash flow and therefore our ability to meet our obligations with respect to our debt and other financial commitments. Seasonal fluctuations also affect our inventory levels. We must carry significant amounts of inventory, especially before the Christmas retail selling period. If we are not successful in selling the inventory during the relevant period, we may have to sell the inventory at significantly reduced prices, or we may not be able to sell the inventory at all.

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
A few of our customers are material to our business and operations. Our sales to Walmart Stores, Inc. and its affiliates accounted for 24% of our sales during our fiscal 2019 and sales to JoAnn- Stores, LLC and its affiliates accounted for 13% of our sales during fiscal 2019. No other single customer accounted for 10% or more of our sales in fiscal 2019. Our ten largest customers, which include mass market retailers, warehouse clubs and national drug store chains, accounted for 66% of our sales in our fiscal 2019. Our business depends, in part, on our ability to identify and define product and market trends, and to anticipate, understand and react to changing consumer demands in a timely manner. There can be no assurance that our large customers will continue to purchase our products in the same quantities that they have in the past. The loss of sales, or a significant reduction of sales, with one or more of our large customers, including without limitation a loss or significant reduction in sales resulting from our failure or inability to comply with one or more of any of our customers’ sourcing requirements, may adversely affect our business, results of operations and financial condition. Further, in recent years there has been consolidation among our retail customer base. As the retail sector consolidates, our customers become larger, and command increased leverage in negotiating prices and other terms of sale of our products, including credits, discounts, allowances and other incentive considerations to these customers. Past and future consolidation may lead to reduced profit margins, which may adversely affect our business, results of operations and financial condition.

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
For a large portion of our product lines, with the exception of our decorative ribbon and bow product lines and sewing patterns, we use foreign suppliers to manufacture a significant portion of our products. Approximately 62% of our sales in fiscal 2019 were related to products sourced from foreign suppliers. Our use of foreign suppliers exposes us to risks inherent in doing business outside of the United States, including risks associated with foreign currency fluctuations, transportation costs and delays or disruptions, difficulties in maintaining and monitoring quality control (including without limitation risks associated with defective products), enforceability of agreed upon contract terms, compliance with existing and new United States and foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and legislation and regulations relating to imported products, costs relating to the imposition or retrospective application of antidumping and countervailing duties or other trade-related sanctions on imported products, economic, civil or political instability, acts of war, threats of war, terrorism, civil unrest, labor-related issues, such as labor shortages or wage disputes or increases, international public health issues, and restrictions on the repatriation of profits and assets.

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
We regularly evaluate potential acquisition opportunities to support, strengthen and grow our business. In fiscal 2019, we completed the acquisition of substantially all of the business and net assets of Fitlosophy. In fiscal 2018, we completed the acquisition of substantially all of the business and net assets of Simplicity. In fiscal 2017, we completed the acquisitions of substantially all of the businesses and net assets of McCall and Schiff. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully. Future acquisitions may require us to incur debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Also, prior to our completion of any acquisition, we could fail to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator in spite of any investigation we may make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may adversely affect our business, results of operations and financial condition.

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

Additionally, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In fiscal 2019, the Company recorded a valuation allowance to fully offset its net deferred tax assets. Increases in our income tax liabilities could adversely affect our business, results of operations and financial condition.

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

Further, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense). An increase in our effective tax rate as a result of provisions in the Tax Act may adversely affect our business, results of operations, and financial condition.

Our business, results of operations and financial condition may be adversely affected by national or global changes in economic or political conditions.

Our business, results of operations and financial condition may be adversely affected by national or global changes in economic or political conditions, including foreign currency fluctuations and fluctuations in inflation and interest rates, trade disputes such as so-called "Section 301" tariffs imposed on certain goods imported from China into the United States, a national or international economic downturn, any future terrorist attacks, acts of war, threats of war, civil unrest, and the national and global military, diplomatic and financial exposure to such attacks or other threats.

We are subject to a number of restrictive covenants under our borrowing arrangement, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.
Our borrowing arrangement contains a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in activities such as incurring additional debt, making investments, granting liens on our assets, making capital expenditures, paying dividends and making other distributions on our capital stock, and engaging in mergers, acquisitions, asset sales and repurchases of our capital stock. Under such arrangements, we are also subject to customary financial covenants, including covenants requiring us to maintain our fixed charge coverage ratio at or above a specified minimum level and to attain specified minimum EBITDA levels. Compliance with the financial covenants contained in our borrowing arrangements is based on financial measures derived from our operating results.
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

The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt.
On July 27, 2017, the Financial Conduct Authority, or FCA, announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend the credit and loan agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.

Significant developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.
We have operations in the United Kingdom. On June 23, 2016, the U.K. held a referendum and voted in favor of leaving the European Union, or EU (commonly referred to as “Brexit”). The U.K.’s exit from the EU is expected to occur by the end of October 2019, but the U.K. government has thus far not passed a withdrawal agreement through Parliament, and has experienced difficulty in its efforts to do so. If an agreement is passed and the U.K. exits the EU prior to the end of October 2019, there will be a transition period (currently expected to last through December 2020) to allow for businesses and individuals to adjust to its changes. Otherwise, the U.K. is expected to be required to leave the EU without an agreement or transition period in place. Brexit has created political and economic uncertainty, particularly in the U.K. and the EU. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K. referendum. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual or threatened withdrawal from the EU, may adversely affect our business, results of operations and financial condition.

We may experience economic harm as a result of the effects of climate change.
We cannot predict the future effects of climate change or how climate change may progress. However, the impact of climate change could have a material adverse effect on our properties, operating results and financial condition. Potential impacts of climate change could include changes in weather patterns affecting the frequency and intensity of storms and rising sea levels. Our properties or the regions in which they are located may become adversely affected by these conditions. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, or by impacting our operating activities. We may not be able to mitigate effectively any such effects, which may adversely affect our business, results of operations and financial condition.

Engaging in proxy contests can be costly and time-consuming and may thus have an adverse effect on our business, results of operations and financial condition.
Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.
On April 25, 2019, we received a letter from Varana Capital Focused, LP (“Varana”), the beneficial holder of approximately four percent of our outstanding shares of common stock, that indicates Varana’s intention to nominate ten director candidates to replace our eight-member Board of Directors and cause a change of control of the Company at our 2019 Annual Meeting of Stockholders. If a proxy contest involving Varana ensues, or if we become engaged in a proxy contest with another activist stockholder in the future, our business could be adversely affected because:

•
responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our business, results of operations and financial condition;

•
perceived uncertainties as to our future direction as a result of changes to composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, or result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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
In fiscal 2019, the Company recorded a non-cash impairment charge of $15,309,000 due to a full impairment of goodwill from a fiscal 2019 acquisition of $1,390,000, full impairment of certain customer relationship intangibles of $4,620,000, and partial and full impairment of certain tradename intangibles of $9,299,000. Also, in connection with a restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000, which is included in restructuring expense on the consolidated statement of operations. If our business, results of operations or financial condition are adversely affected by one or more circumstances, such as any one or more of the risk factors above or other factors described in this annual report on Form 10-K and elsewhere in our SEC filings, we then may be required under applicable accounting rules to incur additional charges associated with reducing the carrying value on our financial statements of certain assets, such as goodwill, intangible assets or tangible assets.

Other indefinite lived intangible assets, such as our tradenames, are required to be tested annually for impairment. Authoritative guidance gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. We calculate the fair value of our tradenames using a “relief from royalty payments” methodology. We also review long-lived assets, except for goodwill and indefinite lived intangible assets, for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, we will recognize, for impairment purposes, an amount by which the carrying amount of the assets exceeds the fair value of the assets.

If we are required to incur any of the foregoing financial charges, our results of operations and financial condition may be further adversely affected.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table sets forth the location and approximate square footage of the Company’s manufacturing and distribution facilities:

	Use	Approximate Square Feet
		Owned	Leased
U.S. Properties:
Florence, Alabama	Distribution	—	100,000
Florence, Alabama	Distribution	—	180,000
Shorewood, Illinois	Distribution	—	493,000
Manhattan, Kansas	Manufacturing and distribution	282,000	—
Hagerstown, Maryland	Manufacturing and distribution	284,000	—
Milford, New Hampshire	Manufacturing	—	58,000
Danville, Pennsylvania	Distribution	133,000	—
Berwick, Pennsylvania	Manufacturing and distribution	213,000	—
Berwick, Pennsylvania	Manufacturing and distribution	220,000	—
Berwick, Pennsylvania	Distribution	226,000	—
Berwick, Pennsylvania	Distribution	—	441,000
Batesburg, South Carolina	Manufacturing	229,000	—
Total U.S. Properties		1,587,000	1,272,000

International Properties:
Revesby, Australia	Distribution	—	27,000
Coimbatore, India	Manufacturing and distribution	100,000	—
Coimbatore, India	Manufacturing	—	31,000
Stockport, United Kingdom	Distribution	—	20,000
Total International Properties		100,000	78,000
Total Properties		1,687,000	1,350,000
In addition to the above facilities, the Company also utilizes owned and leased space aggregating approximately 254,000 square feet for various marketing and administrative purposes in the United States, and utilizes approximately 9,000 square feet as an office and showroom in Hong Kong. The headquarters and principal executive office of the Company are located in Plymouth Meeting, Pennsylvania.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is listed for trading on the New York Stock Exchange. The following table sets forth the high and low sales prices per share of that stock, and the dividends declared per share, for each of the quarters during fiscal 2019 and fiscal 2018.

Fiscal 2019			Dividends Declared
	High	Low
First Quarter	$17.99	$15.34	$0.20
Second Quarter	17.63	13.72	0.20
Third Quarter	14.10	8.90	0.20
Fourth Quarter	11.21	5.99	0.20

Fiscal 2018			Dividends Declared
	High	Low
First Quarter	$27.77	$24.60	$0.20
Second Quarter	28.97	26.02	0.20
Third Quarter	30.13	26.54	0.20
Fourth Quarter	28.20	17.50	0.20
At May 28, 2019, there were approximately 3,450 holders of the Company’s common stock and there were no shares of preferred stock outstanding.
Under the terms of the amended asset-based credit facility described in Note 15, the Company does not have the ability to pay cash dividends.

Item 6. Selected Financial Data.

	Years Ended March 31,
	2019 (a)	2018 (b)	2017 (c)	2016	2015
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$382,263	$361,896	$322,431	$317,017	$313,044
Income (loss) from continuing operations before income taxes	(45,441)	(46,059)	29,687	26,641	26,641
Net income (loss)	(53,545)	(36,520)	28,504	17,236	16,954

Net income (loss) per common share:
Basic	$(5.97)	$(4.01)	$3.14	$1.88	$1.82
Diluted	$(5.97)	$(4.01)	$3.13	$1.87	$1.80

Balance Sheet Data:
Working capital	$91,963	$176,701	$196,106	$176,886	$190,047
Total assets	285,595	365,188	339,194	309,926	309,473
Short term borrowings	26,139	—	—	—	—
Current portion of long-term debt	316	228	220	—	—
Long-term debt, net of current portion	13	40,228	456	—	—
Stockholders’ equity	189,931	253,695	294,154	271,490	270,255

Cash dividends declared per common share	$0.80	$0.80	$0.80	$0.74	$0.63

(a)
In fiscal 2019, the Company recorded a non-cash impairment charge of $15,309,000 due to a full impairment of goodwill from a fiscal 2019 acquisition of $1,390,000, full impairment of certain customer relationship intangibles of $4,620,000, and partial and full impairment of certain tradename intangibles of $9,299,000. Also, in connection with a restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000, which is included in restructuring expense on the consolidated statement of operations.

(b)
In fiscal 2018, the Company recorded a non-cash pre-tax impairment charge of $33,358,000 due to a full impairment of goodwill and partial impairment of a tradename. The foregoing impairment charge was partially offset by a $6,233,000 tax benefit.

(c)
In fiscal 2017, the Company recorded a non-taxable bargain purchase gain of $19,990,000 related to the acquisition of substantially all of the net assets and business of McCall on December 13, 2016 and the acquisition of all of the assets of Schiff on July 8, 2016. These acquisitions were accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $35,029,000 exceeding the amount paid of $15,039,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The overall objective of the Company is to grow profitable sales and improve return on invested capital ("ROIC") through five strategic pillars. These strategic pillars include:
*Defend the base business - Design, product innovation, category leadership

*	Expand to adjacent categories with a focus on brands - Focus on fragmented markets, brands, omni-channel
*Build an omni-channel business model - Dedicated resources, leverage technology

*	Improve ROIC by maximizing margins while minimizing capital investment - Streamline and focus on economic value add and working capital
*Build a collaborative, One CSS culture - Communication, accountability, diversity
Approximately 70% of the Company’s net sales for fiscal 2019 are attributable to products within our gift and craft categories, with the remainder attributable to products in the seasonal category. The seasonal product category is defined as products designed, produced and sold to mass market and online retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment. The gift product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Gift products are primarily sold into mass, specialty, and online retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year. The craft product category reflects products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids crafts. Craft products are sold to mass market, specialty, and online retailers and are generally ordered on a replenishment basis throughout the year.
The Company has relatively high market share in many products across its categories. Most of these markets have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented customers' bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines, craft ribbon product lines, gift stationery, infant product line, and in our non-retail packaging and floral product lines due to factors such as continued price pressure, inventory destocking, as well as a decline in brick and mortar retail traffic.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core product offerings which have allowed it to compete effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to seasonal, gift and craft products, including new licensed and non-licensed product offerings, as well as increased investment in omni-channel offerings.
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
CSS' domestically-manufactured plastic decorative ribbon product lines have experienced price pressure and reduced sales volume because of competition from low-priced imports from China. In December 2017, our Berwick Offray company filed trade remedy petitions with the U.S. International Trade Commission (“ITC”) and the U.S. Department of Commerce (“Commerce Department”) asserting that the competing Chinese products are being imported at less-than-fair value and that they benefit from unfair governmental subsidies.  In the petitions, Berwick Offray requested the imposition of trade remedies in the form of antidumping (“AD”) and countervailing (“CV”) duties on plastic decorative ribbon from China.  The ITC and the Commerce Department completed their respective investigations and issued their final determinations during the fourth quarter of fiscal 2019.  In February 2019, the ITC found that U.S. producers of plastic decorative ribbon have been materially injured by unfairly traded imports of plastic decorative ribbon from China.  In March 2019, the Commerce Department imposed trade remedies, in the form of AD and CV duties, on imports of plastic decorative ribbon from China at combined AD and CV duty rates ranging from 78.14% to 464.71%.  These rates are subject to possible adjustment through an annual administrative review process, and the AD and CV duty orders issued by the Commerce Department are subject to a sunset review once every five years.  The potential impact of these proceedings is not determinable at this time.

The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, which ends March 31, thereby causing significant fluctuations in the quarterly results of operations of the Company.
The Company will continue to build on existing relationships with seasonal, gift and craft customers by expanding and diversifying its product lines and thereby growing its presence in the largest retailers in North America. This includes both capitalizing on opportunities for organic growth in existing businesses as well as acquiring companies which fit into appropriate acquisition parameters. Though we are pausing on acquisitions in the near term, we will continue to actively meet with seasonal, gift and craft companies to review and assess potential acquisition targets. Historically, significant revenue growth at CSS has come through acquisitions. Over the long term, management anticipates that it will continue to consider acquisitions as a strategy to stimulate growth.
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy, Inc. ("Fitlosophy") for $2,500,000 in cash and transaction costs of $25,000, which are included in selling, general and administrative expenses in the consolidated statement of operations. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. As of March 31, 2019, we updated our assessment of the fair value of the contingent consideration to be $1,366,000 which is included in accrued other liabilities in the consolidated balance sheet as of March 31, 2019. Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. The Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of March 31, 2019 and 2018, the Company had no goodwill.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group from Wilton for a total consideration of $69,617,000 and transaction costs of $3,411,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its credit facility. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $9,642,000 was recorded as goodwill. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in the fourth quarter of fiscal 2018 as further described in Note 3 to the consolidated financial statements.
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries for $13,914,000 in cash plus transaction costs of $1,484,000. McCall designs, manufactures, and sells home sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $33,528,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of $19,614,000 in the consolidated statement of operations in fiscal 2017.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets of Schiff for $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $1,501,000 exceeding the amount paid. In connection with this bargain purchase, the Company recorded a gain of $376,000 in the consolidated statement of operations in fiscal 2017.
Litigation
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.
Results of Operations
Fiscal 2019 Compared to Fiscal 2018
Consolidated net sales for fiscal 2019 increased to $382,263,000 from $361,896,000 in fiscal 2018. The increase in net sales was due to incremental sales of $55,459,000 related to the acquisition of Simplicity on November 2, 2017. This increase was offset by a $14,418,000 decrease in gift sales consisting primarily of a decrease of $6,700,000 in infant products, $2,266,000 in journals, $1,710,000 in social gifts, $1,766,000 in all occasion cards, and $1,007,000 in packaging and floral. Craft sales had a decrease of $11,660,000 primarily driven by a decrease of $6,423,000 in ribbons and $1,865,000 in buttons. Seasonal sales experienced a decrease of $9,014,000 which was primarily driven by a decrease of $3,729,000 in Valentine products, $1,718,000 in Easter products, $1,780,000 in Christmas bows and ribbons, and $1,658,000 in Christmas tags.
Gross profit for fiscal 2019 decreased to $89,290,000 from $92,829,000 in fiscal 2018. The decrease in gross profit excluding Simplicity was primarily driven by a decrease in gross sales of $16,268,000 due to lower sales volume and $10,416,000 due to changes in product mix, furthered by $1,375,000 higher customer claims and an increase in cost of sales of $1,771,000 as a result of the Company's initiative to streamline product offerings. This decrease in gross profit was partially offset by $8,354,000 of lower McCall’s inventory step-up amortization. The overall decrease in gross profit for the base business was partially offset by an increased gross profit of $18,260,000 from a full year of the Simplicity business results.
Selling, general and administrative (“SG&A”) expenses for fiscal 2019 increased to $113,349,000 from $105,201,000 in fiscal 2018 primarily driven by a full year results of the Simplicity business resulting in an incremental increase in SG&A expenses of $9,818,000. This increase was driven by increased selling and marketing costs of $8,006,000, and general and administration expenses of $1,628,000. This increase in cost was partially offset by lower SG&A expenses of $2,447,000 for McCall’s due to savings attributable to the integration of the Simplicity and McCall businesses. Further increases in SG&A were driven by higher consulting and technology costs related to systems implementations, offset by lower personnel related costs resulting in a net increase of $1,060,000. This was partially offset by lower commission and selling expenses of $234,000.
During fiscal 2019, the Company incurred $15,309,000 of impairment charges compared to $33,358,000 in fiscal 2018. Fiscal 2019 charges included impairment of goodwill from a fiscal 2019 acquisition, impairment of a customer list intangible, and a partial and full impairment of certain tradename intangibles. See further discussion in Note 3 to the consolidated financial statements.
Interest expense, net for fiscal 2019 increased to $3,184,000 from $681,000 in fiscal 2018. The increase in interest expense was primarily driven by the increase in average borrowings and higher borrowing rates under the Company's credit facilities throughout fiscal 2019. Further increase in interest expense was driven by the write-off of the deferred financing costs related to the early termination of the Prior Credit Facillity, and the recognition of the fair value of the interest rate swap agreement. See further discussion in Notes 8 and 10 to the consolidated financial statements.
Income taxes, as a percentage of income (loss) before income taxes, were (18)% in fiscal 2019 and 21% in fiscal 2018. The increase in income taxes was primarily attributable to the recording of a valuation allowance that fully offset the Company’s U.S. net deferred tax assets.
The net loss for the fiscal year ended March 31, 2019 was $53,545,000, or $5.97 per diluted share compared to a net loss of $36,520,000, or $4.01 per diluted share in fiscal 2018.
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
SG&A expenses, as a percentage of net sales, increased to 29% in fiscal 2018 compared to 26% in fiscal 2017 primarily due to incremental costs related to the acquired Simplicity business of $13,409,000 (which includes transaction costs of $3,411,000), incremental costs related to the acquired McCall business of $6,735,000 and higher payroll and employee expenses of $4,115,000, partially offset by lower commissions of $819,000, selling and marketing expenses of $773,000, professional fees of $718,000, and travel expenses of $305,000.
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
Gain on bargain purchases of $19,990,000 in fiscal 2017 related to the acquisitions of McCall on December 13, 2016 and Schiff on July 8, 2016. These acquisitions were accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $35,029,000 exceeding the amount paid of $15,039,000. There was no such gain recorded in fiscal 2018.

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
Liquidity and Capital Resources
As of March 31, 2019 and 2018, the Company had working capital of $91,963,000 and $176,701,000, respectively, and stockholders’ equity of $189,931,000 and $253,695,000, respectively. Operating activities provided net cash of $1,000,000 in fiscal 2019 compared to $31,368,000 in fiscal 2018 and $14,871,000 in fiscal 2017. Net cash provided by operating activities in fiscal 2019 reflects our working capital requirements which resulted in a decrease in accounts receivable of $4,151,000 and accrued expenses and long-term obligations of $3,888,000, and an increase in accounts payable of $5,694,000, inventory of $4,358,000, and prepaid expenses and other assets of $3,382,000. Included in the fiscal 2019 net loss were non-cash charges for impairment of property, plant, and equipment of $1,408,000 that is within restructuring expense, impairment of $15,309,000 related to goodwill and intangible assets, amortization of inventory step-up of $10,681,000, depreciation and amortization of $13,967,000, deferred tax provision of $6,736,000, provision for accounts receivable allowances of $5,299,000 and share-based compensation of $2,044,000. Net cash provided by operating activities in fiscal 2018 reflects our working capital requirements which resulted in an increase in accounts receivable of $6,409,000, a decrease in inventory of $16,082,000 and an increase in accrued expenses and long-term obligations of $5,164,000. Included in the fiscal 2018 net loss were non-cash charges for impairment of $33,358,000 related to goodwill and an intangible asset, amortization of inventory step-up of $17,881,000, depreciation and amortization of $10,487,000, deferred tax benefit of $14,125,000, provision for accounts receivable allowances of $4,035,000 and share-based compensation of $1,938,000. Net cash provided by operating activities in fiscal 2017 reflects our working capital requirements which resulted in an increase in accounts receivable of $6,095,000, an increase in inventory of $3,607,000, a decrease in prepaid expenses and other assets of $2,506,000, a decrease in accounts payable of $1,153,000 and a decrease in accrued expenses and long-term obligations of $2,473,000. Included in fiscal 2017 net income was a non-cash gain on bargain purchases of $19,990,000 related to the acquisitions of McCall and Schiff on December 13, 2016 and July 8, 2016, respectively, and non-cash charges for depreciation and amortization of $8,477,000, provision for accounts receivable allowances of $5,188,000, amortization of inventory step-up of $3,577,000, share-based compensation of $1,653,000 and a deferred tax benefit of $1,608,000.
Net cash used for our investing activities was $14,990,000 in fiscal 2019, consisting primarily of the purchase of a business of $2,500,000, final payment of a previously acquired business of $2,500,000, capital expenditures of $10,597,000 and the purchase of a company-owned life insurance policy of $750,000, partially offset by proceeds from sale of assets of $1,659,000. Net cash used for our investing activities was $53,233,000 in fiscal 2018, consisting primarily of the purchase of a business of $65,228,000, capital expenditures of $7,291,000 and the purchase of a company-owned life insurance policy of $750,000, partially offset by maturities of investment securities of $20,000,000. Net cash provided by our investing activities was $20,287,000 in fiscal 2017, consisting primarily of maturities of investment securities of $60,000,000, partially offset by the purchase of held-to-maturity investment securities of $19,928,000, purchase of businesses of $15,039,000 and capital expenditures of $4,957,000.
Net cash used for our financing activities was $27,512,000 in fiscal 2019, consisting primarily of net repayments under the credit facility of $13,861,000, payments of financing transaction costs of $1,964,000, payments of cash dividends of $7,179,000, and the purchase of treasury stock of $4,372,000. Net cash provided by our financing activities was $32,688,000 in fiscal 2018, consisting primarily of net borrowings under the credit facility of $40,000,000, partially offset by payments of cash dividends of $7,293,000. Net cash used for financing activities in fiscal 2017 consisted primarily of payments of cash dividends of $7,273,000.
The Company relies primarily on cash on hand, cash generated from its operations and seasonal borrowings under its credit facility to meet its liquidity requirements throughout the year. Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with 64% of sales recognized in the second and third quarters. As payment for sales of Christmas related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter.
On March 7, 2019, the Company entered into a $125,000,000 asset based senior secured credit facility with three banks (the “ABL Credit Facility”). The Company used the proceeds from borrowings under the ABL Credit Facility to repay in full the Company’s prior credit facility with two banks (the “Prior Credit Facility”), under which the maximum credit available to the Company at any one time (the “Committed Amount”) was $50,000,000 at the time the Prior Credit Facility was repaid and terminated on March 7, 2019. For information concerning this ABL facility, see Note 8 to the consolidated financial statements. As of March 31, 2019, there was $26,139,000 outstanding under the Company’s ABL Credit Facility. The Company had $173,000 of other debt outstanding and $156,000 of capital leases outstanding as of March 31, 2019.
Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.
As of March 31, 2019, the Company’s contractual obligations and commitments are as follows (in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt (1)	$26,462	$14	$—	$—	$26,476
Capital lease obligations	145	13	—	—	158
Operating leases	10,520	17,806	13,564	21,818	63,708
Other long-term obligations (2)	273	456	604	4,147	5,480
Royalty obligations (3)	947	1,970	—	—	2,917
	$38,347	$20,259	$14,168	$25,965	$98,739

(1)	Debt includes the outstanding borrowings under the Company's credit facility as of March 31, 2019 as well as the principle and interest related to an equipment financing agreement at a rate of 5.72%.

(2)
Other long-term obligations consist primarily of postretirement medical liabilities, deferred compensation arrangements, pension obligations, and deferred rent. Future timing of payments for other long-term obligations is estimated by management.

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
As of March 31, 2019, the Company’s other commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,182,000	$—	$—	$—	$2,182,000
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
Revenue
Revenue from the sale of the Company's products is recognized when control of the promised goods is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to receive from its customers in exchange for those goods. The Company's revenue is recognized using the five-step model identified in Accounting Standards Codification 606, "Revenue from Contracts with Customers." These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the performance obligations are satisfied.
The Company's contracts with customers generally include one performance obligation under the revenue recognition standard. For most product sales, the performance obligation is the delivery of a specified product, and is satisfied at the point in time when control of the product has transferred to the customer, which takes place when title and risk of loss transfer in accordance with the applicable shipping terms, typically either at shipping point or at delivery to a specified destination. The Company has certain limited products, primarily sewing patterns, which are sold on consignment at mass market retailers. The Company recognizes revenue on these products as they are sold to end consumers as recorded at point-of-sale terminals, which is the point in time when control of the product is transferred to the customer.
Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring the goods. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variable consideration consists of revenues that are subject to reductions to the transaction price for customer programs, which may include special pricing arrangements for specific customers, volume incentives and other promotions. The Company has significant historical experience with customer programs and estimates the expected consideration based on historical trends. The related reserves are included in accrued customer programs in the consolidated balance sheets. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. In limited cases, the Company may provide the right to return product to certain customers. The Company also records estimated reductions to revenue, based primarily on known claims, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are included as a reduction of accounts receivable in the consolidated balance sheets. If the amount of actual customer returns and chargebacks were to increase or decrease from the estimated amount, revisions to the estimated reserve would be recorded.
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
Inventory Valuation
Inventories are valued at the lower of cost or net realizable value. Cost is primarily determined by the first-in, first-out method although certain inventories are valued based on the last-in, first-out method. The Company writes down its inventory for estimated obsolescence in an amount equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. Additional inventory write downs could result from unanticipated additional carryover of finished goods and raw materials, or from lower proceeds offered by parties in our traditional closeout channels. In connection with the acquisitions of McCall on December 13, 2016, Simplicity on November 3, 2017, and Fitlosophy on June 1, 2018, there was a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, recorded at the applicable dates of acquisition. This was a result of the inventory acquired being marked up to estimated net selling price in purchase accounting, and is recognized through cost of sales as the inventory turns. The amount of step-up to fair value of the acquired inventory remaining as of March 31, 2019 and 2018 was $284,000 and $10,683,000. The Company expects the acquired Simplicity inventory to be sold through the first quarter of fiscal 2020. See Note 2 to the consolidated financial statements for further discussion of these acquisitions.
Other Intangibles and Long-Lived Assets
Other indefinite lived intangible assets consist primarily of tradenames, which are required to be tested annually for impairment. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.
Long-lived assets (including property, plant and equipment) and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.
Accounting for Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax expense or benefit (state, federal and foreign), including the impact of permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant and equipment, and valuation of inventories. Temporary differences and operating loss and credit carryforwards result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase (decrease) such allowance in a period, the Company would record additional tax expense (benefit) in the accompanying consolidated statements of operations. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.
New tax legislation in the U.S., commonly referred to as the Tax Act, was enacted on December 22, 2017. Accounting Standards Codification 740, "Accounting for Income Taxes," required companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions was for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting effect, other significant provisions were not effective or did not result in accounting effects for the Company until April 1, 2018.
Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period was deemed to have ended earlier when the registrant obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law were expected to be recorded at the time a reasonable estimate for all or a portion of the effects could be made, and provisional amounts recognized and adjusted as information became available, prepared or analyzed.
In fiscal 2018, the Company estimated the impact of the Tax Act incorporating assumptions based on our current interpretations of its provisions. We recognized the tax impacts related to deemed repatriated earnings and revaluation of our deferred tax assets and liabilities, and included those amounts in our consolidated financial statements for fiscal 2018. In fiscal 2019, the Company completed the accounting within the one-year measurement period allowed under SAB 118. After further refinement of our calculations, any changes in interpretations and assumptions we made, and review of additional guidance issued, the actual impact of the Tax Act did not materially differ from the amounts recorded in fiscal 2018. In addition, we adopted a policy to record any tax liability associated with the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act as a period cost.
Accounting Pronouncements
See Note 13 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
Forward-Looking and Cautionary Statements
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements related to: the Company’s future organic growth; new product initiatives; the Company's future ability to provide unique added value to its customers; the period of time over which inventory acquired as part of the Simplicity acquisition will be sold; the expected future impact of legal proceedings; the expected future impact of foreign currency exchange rate fluctuations; the timing and amount of future expense recognition for amortization expense and unrecognized compensation expense; the timing and amount of future lease payments, royalty obligations and other contractual obligations and commitments; the expected future sale of a distribution facility; the expected future timing for the receipt of funds from an escrow arrangement; the expected future effect of certain accounting pronouncements; and the Company’s belief that its sources of available capital are adequate to meet its future cash needs for at least the next 12 months. Forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management as to future events and financial performance with respect to the Company’s operations.
Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they were made. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation: risks associated with the Company’s strategic plan and its five strategic pillars, including the risk that the Company may not successfully implement its strategic plan, and the risk that implementation of the strategic plan may not yield favorable results; difficulties achieving organic growth; currency risks and other risks associated with international markets; general market and economic conditions; increased competition (including competition from foreign products which may be imported at less than fair value and from foreign products which may benefit from foreign governmental subsidies); information technology risks, such as cyber attacks and data breaches; the risk that customers may become insolvent, may delay payments or may impose deductions or penalties on amounts owed to the Company; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to the environment, Federal and state employment laws, and import and export controls, customs laws and consumer product safety regulations; uncertainties associated with projecting the impact on the Company of recently enacted and possible future tariffs on products imported from China; risks associated with completed acquisitions, including acquisition integration costs and the risk that the Company may not be able to integrate and derive expected benefits and synergies from completed acquisitions; risks associated with realization of intangible assets and recoverability of long-lived assets; increased operating costs, including labor-related and energy costs and costs relating to the imposition or retrospective application of duties on imported products; and other factors described more fully elsewhere in this annual report on Form 10-K and in the Company’s other filings with the U.S. Securities and Exchange Commission. As a result of these factors, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 8. Financial Statements and Supplementary Data.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CSS Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSS Industries, Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three‑year period ended March 31, 2019, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 31, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Philadelphia, Pennsylvania
May 31, 2019

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,100	$58,560
Accounts receivable, net of allowances of $2,198 and $1,576	53,835	63,083
Inventories	96,231	102,436
Asset held for sale	131	—
Prepaid expenses and other current assets	12,568	11,962
Total current assets	179,865	236,041
Net property, plant and equipment	50,920	52,126
Deferred income taxes	—	10,439
Intangible assets, net of accumulated amortization of $27,119 and $21,960	40,285	57,029
Other assets	14,525	9,553
Total assets	$285,595	$365,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$26,139	$—
Current portion of long-term debt	316	228
Accounts payable	27,916	20,581
Accrued payroll and other compensation	6,962	11,496
Accrued customer programs	12,101	12,284
Accrued other expenses	14,468	14,751
Total current liabilities	87,902	59,340
Long-term debt, net of current portion	13	40,228
Deferred income taxes	619	1,639
Other long-term obligations	7,130	10,286
Total liabilities	95,664	111,493
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at March 31, 2018 and 2017	1,470	1,470
Additional paid-in capital	60,921	58,877
Retained earnings	277,613	339,088
Accumulated other comprehensive income (loss), net of tax	465	1,163
Common stock in treasury, 5,865,846 and 5,583,338 shares, at cost	(150,538)	(146,903)
Total stockholders’ equity	189,931	253,695
Total liabilities and stockholders’ equity	$285,595	$365,188
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2019	2018	2017
Net sales	$382,263	$361,896	$322,431
Cost of sales	292,973	269,067	229,342
Gross profit	89,290	92,829	93,089
Selling, general and administrative expenses	113,349	105,201	83,375
Restructuring expenses	3,103	—	—
Impairment of goodwill and intangible assets	15,309	33,358	—
Operating income (loss)	(42,471)	(45,730)	9,714
Gain on bargain purchases	—	—	(19,990)
Interest expense (income), net	3,184	681	29
Other expense (income), net	(214)	(352)	(12)
Income (loss) before income taxes	(45,441)	(46,059)	29,687
Income tax expense (benefit)	8,104	(9,539)	1,183
Net income (loss)	$(53,545)	$(36,520)	$28,504

Net income (loss) per common share:
Basic	$(5.97)	$(4.01)	$3.14
Diluted	$(5.97)	$(4.01)	$3.13

Weighted average shares outstanding:
Basic	8,964	9,108	9,074
Diluted	8,964	9,108	9,115

Net income (loss)	$(53,545)	$(36,520)	$28,504
Other comprehensive income (loss), net:
Currency translation adjustments:	(976)	943	45
Total currency translation gain (loss)	(976)	943	45
Pension and postretirement benefits:
Net income (loss) arising from pension and postretirement benefits, net of tax expense of $50 in 2019, tax expense of $101 in 2018 and tax benefit of $12 in 2017	194	367	(46)
Total effects of pension and postretirement benefits	194	367	(46)
Interest rate swap agreement:
Termination of interest rate swap agreement	84	—	—
Fair value adjustment, net of tax of $26 in 2018		(84)	—
Total effects of interest rate swap agreement	84	(84)	—
Other comprehensive income (loss), net	(698)	1,226	(1)
Comprehensive income (loss)	$(54,243)	$(35,294)	$28,503

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(53,545)	$(36,520)	$28,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,967	10,487	8,477
Amortization of inventory step-up	10,681	17,881	3,577
Accretion of asset retirement obligation	129	51	—
Accretion of contingent consideration	64	—	—
Accretion of investment discount	—	(69)	(196)
Change in valuation of contingent consideration	(298)	—	—
Impairment of goodwill and intangible assets	15,309	33,358	—
Impairment of property, plant, and equipment	1,408	—	—
Provision for accounts receivable allowances	5,299	4,035	5,188
Deferred tax provision (benefit)	6,736	(14,125)	(1,608)
Share-based compensation expense	2,044	1,938	1,653
Gain on bargain purchases	—	—	(19,990)
(Gain) loss on sale or disposal of assets	409	(12)	88
(Gain) loss on interest rate swap	580	—	—
Changes in assets and liabilities, net of effects of purchase of businesses:
Accounts receivable	4,151	(6,409)	(6,095)
Inventories	(4,358)	16,082	(3,607)
Prepaid expenses and other assets	(3,382)	(273)	2,506
Accounts payable	5,694	(220)	(1,153)
Accrued expenses and long-term obligations	(3,888)	5,164	(2,473)
Net cash provided by operating activities	1,000	31,368	14,871
Cash flows from investing activities:
Maturities of investment securities	—	20,000	60,000
Purchase of held-to-maturity investment securities	—	—	(19,928)
Purchase of businesses	(2,500)	(65,228)	(15,039)
Final payment of purchase price for a business previously acquired	(2,500)	—	—
Purchase of property, plant and equipment	(10,597)	(7,291)	(4,957)
Purchase of company owned life insurance policy	(750)	(750)	—
Purchase of intangibles	(302)	—	(100)
Proceeds from sale of assets	1,659	36	311
Net cash (used for) provided by investing activities	(14,990)	(53,233)	20,287
Cash flows from financing activities:
Borrowings on credit facility	41,714	87,476	—
Repayments on credit facility	(55,575)	(47,476)	—
Payment of financing transaction costs	(1,964)	—	—
Payments on long-term debt	(127)	(220)	(65)
Dividends paid	(7,179)	(7,293)	(7,273)
Purchase of treasury stock	(4,372)	—	—
Proceeds from exercise of stock options	—	201	123
Payments for tax withholding on net restricted stock settlements	(9)	—	(527)
Tax effect of stock awards	—	—	286
Net cash provided by (used for) financing activities	(27,512)	32,688	(7,456)
Effect of exchange rate changes on cash	42	44	64
Net increase (decrease) in cash and cash equivalents	(41,460)	10,867	27,766
Cash and cash equivalents at beginning of year	58,560	47,693	19,927
Cash and cash equivalents at end of year	$17,100	$58,560	$47,693
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

							Accumulated
					Additional		Other	Common Stock
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2016	—	$—	14,703,084	$1,470	$56,157	$364,030	$(62)	(5,670,819)	$(150,105)	$271,490
Share-based compensation expense	—	—	—	—	1,653	—	—	—	—	1,653
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(373)	—	14,177	496	123
Issuance of common stock under equity plan	—	—	—	—	—	(2,079)	—	40,323	1,552	(527)
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—
Tax effect of stock awards	—	—	—	—	286	—	—	—	—	286
Reduction of deferred tax assets due to expired stock options	—	—	—	—	(99)	—	—	—	—	(99)
Cash dividends ($.80 per common share)	—	—	—	—	—	(7,275)	—	—	—	(7,275)
Other comprehensive loss	—	—	—	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	—	28,504	—	—	—	28,504
Balance, March 31, 2017	—	—	14,703,084	1,470	57,997	382,807	(63)	(5,616,319)	(148,057)	294,154
Cumulative effective change in accounting principle	—	—	—	—	(1,059)	1,059	—	—	—	—
Share-based compensation expense	—	—	—	—	1,939	—	—	—	—	1,939
Issuance of common stock upon exercise of stock options	—	—	—	—	—	(346)	—	15,629	547	201
Issuance of common stock under equity plan	—	—	—	—	—	(607)	—	17,352	607	—
Cash dividends ($.80 per common share)	—	—	—	—	—	(7,305)	—	—	—	(7,305)
Other comprehensive income	—	—	—	—	—	—	1,226	—	—	1,226
Net income	—	—	—	—	—	(36,520)	—	—	—	(36,520)
Balance, March 31, 2018	—	—	14,703,084	1,470	58,877	339,088	1,163	(5,583,338)	(146,903)	253,695
Share-based compensation expense	—	—	—	—	2,044	—	—	—	—	2,044
Issuance of common stock under equity plan	—	—	—	—	—	(746)	—	20,658	737	(9)
Purchase of treasury shares	—	—	—	—	—	—	—	(303,166)	(4,372)	(4,372)
Cash dividends ($.80 per common share)	—	—	—	—	—	(7,184)	—	—	—	(7,184)
Other comprehensive loss	—	—	—	—	—	—	(698)	—	—	(698)
Net loss	—	—	—	—	—	(53,545)	—	—	—	(53,545)
Balance, March 31, 2019	—	$—	14,703,084	$1,470	$60,921	$277,613	$465	(5,865,846)	$(150,538)	$189,931
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2019 refers to the fiscal year ended March 31, 2019.
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
Seasonal The seasonal category includes holiday gift packaging items such as ribbon, bows, greeting cards, bags, tags and gift card holders, in addition to specific holiday-themed decorations, accessories, and activities, such as Easter egg dyes and novelties and Valentine's Day classroom exchange cards. These products are sold to mass market retailers, and production forecasts for these products are generally known well in advance of shipment.
Gift The gift category includes products designed to celebrate certain life events or special occasions, such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Products include ribbons and bows, floral accessories, infant products, journals, gift card holders, all occasion boxed greeting cards, memory books, scrapbooks, stationery, and other items that commemorate life's celebrations. Products in this category are primarily sold into mass, specialty, and online retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year.
Craft The craft category includes sewing patterns, ribbons and trims, buttons, sewing patterns, knitting needles, needle arts and kids crafts. These products are sold to mass market, specialty, and online retailers, and are generally ordered on a replenishment basis throughout the year.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to revenue recognition, the valuation of inventory and accounts receivable, the assessment of the recoverability of other intangible and long-lived assets, income tax accounting and resolution of litigation and other proceedings. Actual results could differ from these estimates.
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

Inventories
The Company records inventory when title is transferred, which occurs upon receipt or prior to receipt dependent on supplier shipping terms. The Company adjusts unsaleable and slow-moving inventory to its estimated net realizable value. Substantially all of the Company’s inventories are stated at the lower of first-in, first-out (FIFO) cost or net realizable value. The remaining portion of the inventory is valued at the lower of last-in, first-out (LIFO) cost or net realizable value, which was $162,000 and $98,000 at March 31, 2019 and 2018, respectively. Had all inventories been valued at the lower of FIFO cost or market, inventories would have been greater by $576,000 and $524,000 at March 31, 2019 and 2018, respectively. During fiscal 2019, the Company recognized a charge of $1,771,000 as a result of the Company's initiative to streamline product offerings. Inventories consisted of the following (in thousands):

	March 31,
	2019	2018
Raw material	$14,246	$11,602
Work-in-process	16,816	17,809
Finished goods	65,169	73,025
	$96,231	$102,436

Finished goods inventory includes $11,598,000 and $19,555,000 of inventory on consignment as of March 31, 2019 and 2018, respectively. In connection with the acquisition of McCall on December 13, 2016, Simplicity on November 3, 2017, and Fitlosophy on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, recorded at the date of such acquisition. This was a result of the inventory acquired being marked up to estimated fair value in purchase accounting and is recognized through cost of sales as the inventory turns. The amount of step-up to fair value of the acquired inventory remaining as of March 31, 2019 and 2018 was $284,000 and $10,683,000, respectively. The Company expects the acquired Simplicity inventory to be sold through the first quarter of fiscal 2020. See Note 2 to the consolidated financial statements for further discussion of the McCall, Simplicity, and Fitlosophy acquisitions.

Asset Held for Sale
Asset held for sale of $131,000 as of March 31, 2019 represents a distribution facility in Danville, Pennsylvania which the Company is in the process of selling. The Company expects to sell this facility within the next 12 months and at the end of fiscal 2019, the Company ceased depreciating this facility at the time it was classified as held for sale. There were no such assets classified as held for sale as of March 31, 2018.
On March 29, 2019, the Company sold a distribution facility in Havant, England for $2,366,000 that was previously classified as asset held for sale for $2,570,000. The Company received cash proceeds of $1,778,000 with the remaining balance placed in escrow. The purpose of the escrow is to ensure that current licensees of the building exit the building as their licenses expire. As each license agreement expires and the applicable licensee vacates its unit, the funds held in escrow related to such unit will be released to the Company. It is expected that the funds held in escrow as of March 31, 2019 will be released within six months. The Company incurred $118,000 of costs to sell the facility and recognized a loss of $322,000 on the sale that is included in other expense (income), net in the consolidated statement of operations.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	March 31,
	2019	2018
Land	$5,738	$7,100
Buildings, leasehold interests and improvements	40,893	45,164
Machinery, equipment and other	113,946	104,497
	160,577	156,761
Less – Accumulated depreciation and amortization	(109,657)	(104,635)
Net property, plant and equipment	$50,920	$52,126
Depreciation is provided generally on the straight-line method and is based on estimated useful lives or terms of leases as follows:

Buildings, leasehold interests and improvements	Lease term to 45 years
Machinery, equipment and other	3 to 15 years
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
For property, plant, and equipment, depreciation and amortization expense was $8,807,000, $6,455,000 and $5,173,000 for the years ended March 31, 2019, 2018 and 2017, respectively.
The Company maintains various operating leases and records rent expense on a straight-line basis over the lease term. See Note 9 for further discussion.

Impairment of Long-Lived Assets including Other Intangible Assets and Property, Plant and Equipment
Other indefinite lived intangible assets consist of tradenames which are required to be tested annually for impairment. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. We believe the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename.
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
The Company recognizes all derivatives on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions.
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
The Company enters into foreign currency forward contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts. Gains and losses arising from foreign currency forward contracts are recorded in other expense (income), net as offsets of gains and losses resulting from the underlying hedged transactions. A realized gain of $3,000 and $56,000 was recorded in the years ended March 31, 2019 and 2017, respectively, and a realized loss of $108,000 was recorded in the year ended March 31, 2018. There were no open foreign currency forward exchange contracts as of March 31, 2019 and 2018.
On February 1, 2018, the Company entered into an interest rate swap agreement with a term of five years to manage its exposure to interest rate movements by effectively converting a portion of its anticipated working capital debt from variable to fixed rates. The notional amount of the interest rate swap contract subject to fixed rates was $40,000,000 in fiscal 2019 and 2018. Fixed interest rate payments were at a weighted average rate of 2.575% in fiscal 2018. Interest rate differentials paid under this agreement were recognized as adjustments to interest expense and were $147,000 and $60,000 for the years ended March 31, 2019 and 2018, respectively. This interest rate swap effectively converted $40,000,000 of the Company's variable-rate debt into fixed-rate debt with an effective interest rate of 3.525% (2.575% fixed + .95% spread) through March 2019. On March 7, 2019, the Company terminated its Prior Credit Facility and entered into an asset-based senior secured revolving credit facility (see Note 8). As of March 31, 2019, the Company updated its assessment of the swap and determined it was no longer probable the original forecasted transaction would occur. Accordingly, the Company reclassified into earnings a realized loss of $580,000 for the March 31, 2019 fair value of the interest rate swap agreement as a result of the discontinuance of the hedge. The related loss is included in interest expense (income) in the consolidated statements of operations. The interest rate swap agreement tied to the $40,000,000 debt was terminated on April 1, 2019. There were no interest rate swap agreements in fiscal 2017.
 Interest Expense (Income)
Interest expense was $3,459,000, $904,000 and $298,000 in the years ended March 31, 2019, 2018 and 2017, respectively. Interest income was $275,000, $223,000 and $269,000 in the years ended March 31, 2019, 2018 and 2017, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. An assessment is made to determine the likelihood that our deferred tax assets will be recovered from future taxable income, and whether a valuation allowance is required to offset all or a portion of those deferred tax assets. To the extent the Company increases or decreases a valuation allowance, additional tax expense (benefit) is recorded in the consolidated statement of operations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes the impact of an uncertain tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. See Note 7 for further discussion.
Revenue Recognition
Revenue from the sale of the Company's products is recognized when control of the promised goods is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to receive from its customers in exchange for those goods. The Company's revenue is recognized using the five-step model identified in Accounting Standards Codification 606, "Revenue from Contracts with Customers." These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the performance obligations are satisfied.
The Company's contracts with customers generally include one performance obligation under the revenue recognition standard. For most product sales, the performance obligation is the delivery of a specified product, and is satisfied at the point in time when control of the product has transferred to the customer, which takes place when title and risk of loss transfer in accordance with the applicable shipping terms, typically either at shipping point or at delivery to a specified destination. The Company has certain limited products, primarily sewing patterns, that are sold on consignment at mass market retailers. The Company recognizes revenue on these products as they are sold to end consumers as recorded at point-of-sale terminals, which is the point in time when control of the product is transferred to the customer.
Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring the goods. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variable consideration consists of revenues that are subject to reductions to the transaction price for customer programs, which may include special pricing arrangements for specific customers, volume incentives and other promotions. The Company has significant historical experience with customer programs and estimates the expected consideration considering historical trends. The related reserves are included in accrued customer programs in the consolidated balance sheets. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. In limited cases, the Company may provide the right to return product to certain customers. The Company also records estimated reductions to revenue, based primarily on known claims, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are included as a reduction of accounts receivable in the consolidated balance sheets. If the amount of actual customer returns and chargebacks were to increase or decrease from the estimated amount, revisions to the estimated reserve would be recorded.
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
Product development costs capitalized as of March 31, 2019 were $2,495,000, of which $2,323,000 was recorded in other current assets and $172,000 was recorded in other long-term assets in the consolidated balance sheets. Product development costs capitalized as of March 31, 2018 were $3,835,000, of which $3,350,000 was recorded in prepaid expenses and other current assets and $485,000 was recorded in other long-term assets in the consolidated balance sheets. Product development expense of $8,051,000, $8,296,000 and $8,268,000 was recognized in the years ended March 31, 2019, 2018 and 2017, respectively.
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
Net Income (Loss) Per Common Share
The following table sets forth the computation of basic net income (loss) per common share and diluted net income (loss) per common share for the years ended March 31, 2019, 2018 and 2017:

	For the Years Ended March 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(53,545)	$(36,520)	$28,504

Denominator:
Weighted average shares outstanding for basic income (loss) per common share	8,964	9,108	9,074
Effect of dilutive stock options	—	—	41
Adjusted weighted average shares outstanding for diluted income (loss) per common share	8,964	9,108	9,115

Basic net income (loss) per common share	$(5.97)	$(4.01)	$3.14
Diluted net income (loss) per common share	$(5.97)	$(4.01)	$3.13
The Company has excluded 512,000 shares, 495,000 shares, and 505,175 shares, consisting of outstanding stock options and unearned restricted stock units, in computing diluted net income (loss) per common share for the years ended March 31, 2019, 2018 and 2017, respectively, because their effects were antidilutive.
Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all holdings of highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.

Supplemental Schedule of Cash Flow Information

	For the Years Ended March 31,
	2019	2018	2017
	(in thousands)
Cash paid during the year for:
Interest	$2,303	$511	$264
Income taxes	$1,467	$1,484	$2,270

Details of acquisitions:
Fair value of assets acquired	$4,268	$92,666	$50,445
Liabilities assumed	168	23,049	15,416
Net assets acquired	4,100	69,617	35,029
Amount due seller	—	2,500	—
Total consideration	4,100	67,117	35,029
Less cash acquired	—	1,889	—
Less contingent consideration	1,600	—	—
Less gain on bargain purchases	—	—	19,990
Net cash paid for acquisitions	$2,500	$65,228	$15,039

Components of Accumulated Other Comprehensive Income (Loss), Net

	For the Years Ended March 31,
	2019	2018	2017
	(in thousands)
Accumulated effect of currency translation adjustment:
Balance at beginning of year	$988	$45	$—
Currency translation adjustment during period	(976)	943	45
Balance at end of year	$12	$988	$45

Accumulated effect of pension and postretirement benefits:
Balance at beginning of year	$259	$(108)	$(62)
Net gain (loss) arising from pension and postretirement benefits	194	367	(46)
Balance at end of year	$453	$259	$(108)

Accumulated effect interest rate swap agreement:
Balance at beginning of year	$(84)	$—	$—
Amounts reclassified from accumulated other comprehensive income (loss): (a)
Termination of interest rate swap agreement	84	—	—
Fair value adjustment	—	(84)	—
Balance at end of year	$—	$(84)	$—

(a)	Amounts reclassified are recorded in interest expense on the consolidated statement of operations.
(2) BUSINESS ACQUISITIONS
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). No such payments of contingent consideration have been earned or paid as of March 31, 2019. At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value.
The following table summarizes the purchase price at the date of acquisition (in thousands):

Cash	$2,500
Contingent earn-out consideration	1,600
Purchase price	$4,100
Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was deemed impaired as a result of the discrepancy between the Company's stockholders' equity balance and its market capitalization, and therefore, was expensed during the first quarter of fiscal 2019.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition in fiscal 2019 (in thousands):

Accounts receivable	$389
Inventory	452
Other assets	5
Total current assets	846
Intangible assets	2,032
Goodwill	1,390
Total assets acquired	4,268
Current liabilities	168
Net assets acquired	$4,100
The consolidated statement of operations include the operating results of Fitlosophy from the acquisition date through March 31, 2019. Pro forma results of operations for this acquisition have not been presented as the financial impact to our consolidated results of operations is not material.
On November 3, 2017, the Company completed the acquisition of substantially all of the net assets and business of Simplicity Creative Group from Wilton Brands LLC ("Wilton") for a total consideration of $69,617,000 and transaction costs of $3,411,000. Simplicity is a leading provider of home sewing patterns, decorative trims, knitting and crocheting tools, needle arts and kids' crafts products under the Simplicity®, Wrights®, Boye®, Dimensions®, and Perler® brand names. Simplicity's products are sold to mass-market retailers, specialty fabric and craft chains, wholesale distributors and online customers. The Company primarily financed the acquisition with borrowings of $60,000,000 under its credit facility. A portion of the purchase price is being held in escrow for certain indemnification obligations. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $9,642,000 was recorded as goodwill. This goodwill was subsequently written off as a result of the Company’s annual impairment testing performed in the fourth quarter of fiscal 2018 as further described in Note 3.

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
In connection with the acquisition of Simplicity, the Company recorded an asset, within property, plant and equipment, and a liability of $1,163,000 related to an asset retirement obligation at a leased location which was subsequently remeasured as of March 31, 2018 and 2019 due to accretion and a revision in estimated cost. During fiscal 2019, the impact of the asset retirement obligation included $126,000 of the subsequent reduction in the fair value, $166,000 of depreciation expense and $129,000 of accretion expense. The asset retirement obligation of $1,217,000 and $1,214,000 as of March 31, 2019 and 2018 is included in other long-term obligations in the consolidated balance sheets.
The financial results of Simplicity, from the acquisition date of November 3, 2017, are included in the Company's results of operations for the year ended March 31, 2018 and 2019.
On December 13, 2016, the Company completed the acquisition of substantially all of the net assets and business of The McCall Pattern Company and certain subsidiaries ("McCall"), for $13,914,000 in cash plus transaction costs of $1,484,000. McCall designs, manufactures, and sells home sewing patterns under the McCall’s®, Butterick®, Kwik Sew® and Vogue Patterns® brand names. McCall is a leading provider of home sewing patterns, selling to mass market retailers, specialty fabric and craft chains, and wholesale distributors. The acquisition was accounted for using the acquisition method and, due to McCall's distressed financial condition and a motivated previous foreign owner who was seeking to exit operations in the United States, the transaction resulted in a bargain purchase due to the fair value of the net assets acquired of $33,528,000 exceeding the amount paid.
On July 8, 2016, a subsidiary of the Company completed the acquisition of substantially all of the assets and business of Lawrence Schiff Silk Mills, Inc. ("Schiff") for $1,125,000 in cash. Schiff was a leading U.S. manufacturer and distributor of narrow woven ribbon prior to its April 2016 Chapter 11 bankruptcy filing. The acquisition was accounted for using the acquisition method and resulted in a bargain purchase due to the fair value of the net assets acquired of $1,501,000 exceeding the amount paid.

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
As the fair value of identifiable net assets acquired exceeded the fair value of the consideration transferred, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and liabilities assumed were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recorded a gain on bargain purchases of $19,990,000 in fiscal 2017.
The following table summarizes the revenue and earnings of the Company had the date of the Simplicity, McCall, and Schiff acquisitions been April 1, 2016 (unaudited and in thousands):

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
(3) GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The following table shows changes in goodwill for the fiscal years ended March 31, 2018 and 2019 (in thousands):

Balance as of March 31, 2017	$19,916
Acquisition of Simplicity	9,642
Impairment charge	(29,558)
Balance as of March 31, 2018	—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of March 31, 2019	$—

In connection with the Company's review of the recoverability of its goodwill for fiscal 2018, the Company determined that a triggering event occurred due to the decline in the Company's trading price of its common stock and related decrease in the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $29,558,000, which was the carrying amount of its goodwill immediately before the charge. The Company determined that no impairment of goodwill existed in fiscal 2017. During the first quarter of fiscal 2019, the Fitlosophy acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. The Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of March 31, 2019 and 2018, the Company had no goodwill.

The change in the gross carrying amount of other intangible assets for the years ended March 31, 2018 and 2019 is as follows (in thousands):

	Tradenames and Trademarks	Customer Relationships	Favorable Lease Contracts	Patent	Trademarks
Balance as of March 31, 2017	$19,953	$39,757	$—	$1,164	$403
Acquisition of Simplicity	8,200	8,900	3,882	—	—
Impairment charge	(3,800)	—	—	—	—
Balance as of March 31, 2018	24,353	48,657	3,882	1,164	403
Acquisition of Fitlosophy	—	—	—	—	2,032
Asset Acquisition of Dimensional	—	—	—	302	—
Impairment charge	(9,299)	(4,620)	—	—	—
Balance as of March 31, 2019	$15,054	$44,037	$3,882	$1,466	$2,435

With the acquisition of Fitlosophy, the Company recorded an intangible asset for trademarks subject to amortization of $2,032,000 that is being amortized over 7 years. The Company also acquired patents of $302,000 in connection with Dimensional Paperworks asset acquisition which are subject to amortization over 15 years. With the acquisition of Simplicity, the Company recorded intangible assets of $8,200,000 for tradenames that are not subject to amortization, $8,900,000 for customer relationships with an estimated life of ten years, and $3,882,000 for favorable lease contracts with a weighted-average amortization period of eight years.
The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization and property and plant and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance, stock price, loss of a major customer and significant negative economic trends. For fiscal 2019, the current-period operating loss combined with historic operating losses was determined to be a triggering event for its other long-lived assets for impairment for fiscal 2019. The decline in the Company's trading price of its common stock at and around the end of fiscal 2018, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets for fiscal 2018. The Company performed a recoverability test during the fourth quarter of fiscal 2019 and 2018 using an undiscounted cash flow approach and determined that the carrying value of property, plant, and equipment, and certain amortizing intangibles are recoverable and not impaired. In connection with the Company’s review of the recoverability of its long-lived assets subject to amortization for fiscal 2017, no circumstances were identified that indicated the carrying value of the assets may not be recoverable and there was no impairment of assets recorded in fiscal 2017.
During the fourth quarter annual impairment test of indefinite lived and amortizing intangible assets performed in fiscal 2019, the Company determined that the carrying values of the C.R. Gibson, McCall's, and Blumenthal tradenames, as well as the C.R. Gibson customer relationships exceeded their fair value. The Company recorded non-cash tradename and customer relationships impairment charges of $9,299,000 and $4,620,000, respectively. During the fourth quarter annual impairment test of indefinite lived intangibles performed in fiscal 2018, the Company determined that the carrying value of the C.R. Gibson tradename exceeded its fair value. The Company recorded a non-cash tradename impairment charge of $3,800,000 related to the C.R. Gibson tradename. The Company determined that no impairment of indefinite-lived intangible assets existed in fiscal 2017.

The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2019 and 2018 is as follows (in thousands):

	March 31, 2019		March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,054	$—	$24,353	$—
Customer relationships	44,037	23,942	48,657	19,976
Favorable lease contracts	3,882	1,016	3,882	299
Patents	1,466	1,059	1,164	941
Trademarks	2,435	645	403	393
Covenants not to compete	530	457	530	351
	$67,404	$27,119	$78,989	$21,960

The weighted-average amortization period of customer relationships, favorable lease contracts, patents, trademarks and covenants not to compete are 11 years, 8 years, 11 years, 7 years, and 5 years, respectively.
Amortization expense was $5,159,000 for fiscal 2019, $4,032,000 for fiscal 2018, and $3,304,000 for fiscal 2017. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal
2020	$3,801
2021	3,314
2022	3,218
2023	2,922
2024	2,835

(4) TREASURY STOCK TRANSACTIONS
Under a stock repurchase program that had been previously authorized by the Company’s Board of Directors, the Company repurchased 303,166 shares of the Company’s common stock for $4,372,000 in fiscal 2019. There were no repurchases of the Company's common stock by the Company during fiscal 2018 and 2017. As of March 31, 2019, the Company had no shares remaining available for repurchase under the Board’s authorization.
(5) SHARE-BASED PLANS

On July 30, 2013, the Company's stockholders approved the CSS Industries, Inc. 2013 Equity Compensation Plan ("2013 Plan"). Under the terms of the Company's 2013 Plan, the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. The Human Resources Committee of the Company's Board of Directors ("Board"), or other committee appointed by the Board (collectively with the Human Resources Committee, the "2013 Equity Plan Committee") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the 2013 Equity Plan Committee, but in no event greater than ten years from the date of grant, and at the date of grant the 2013 Equity Plan Committee has discretion to determine the date or dates on which granted options become exercisable. Service-based options outstanding as of March 31, 2019 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of March 31, 2019, will become exercisable only if certain market conditions and service requirements are satisfied, and the dates on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: (i) the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted or (ii) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding at March 31, 2019 vest on July 29, 2019. Market-based and performance-based RSUs outstanding as of March 31, 2019 will vest only if certain market or performance conditions and service requirements have been met, and the dates on which they vest will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. The Company recognizes grants, cancellations, and forfeitures as they occur. As of March 31, 2019, there were 593,655 shares available for grant.

Compensation cost is recognized over the stated vesting period consistent with the terms of the arrangement (i.e. either on a straight-line or graded-vesting basis).

Stock Options

Activity and related information pertaining to stock options for the year ended March 31, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at April 1, 2018	537,800	$26.35
Granted	10,000	$13.39
Canceled	(123,856)	$25.34
Forfeited	(19,969)	$27.61
Outstanding at March 31, 2019	403,975	$26.27	4.5 years	$—
Exercisable at March 31, 2019	227,125	$25.89	3.2 years	$—
Expected to vest at March 31, 2019	176,850	$26.76	6.2 years	$—
The Company issues treasury shares for stock option exercises. The cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (referred to as excess tax benefits) are presented as operating cash flows in the consolidated statements of cash flows.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option valuation model with the following average assumptions:

	For the Years Ended March 31,
	2019	2018	2017
Expected dividend yield at time of grant	5.97%	2.91%	2.91%
Expected stock price volatility	31%	34%	35%
Risk-free interest rate	3.22%	2.21%	1.66%
Expected life of option (in years)	6.3	6.3	4.8
Expected volatilities are based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The expected option life reflects the average of the contractual term of the options and the weighted-average vesting period for all option tranches.
The weighted average fair value of stock options granted during fiscal 2019, 2018 and 2017 was $2.19, $7.40 and $6.25, per share, respectively. The total intrinsic value of options exercised during the years ended March 31, 2019, 2018 and 2017 was $0, $217,000 and $253,000, respectively. The total fair value of stock options vested during fiscal 2019, 2018 and 2017 was $832,000, $850,000 and $1,048,000, respectively.
As of March 31, 2019, there was $718,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.8 years.
Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) was $378,000, $628,000, and $666,000 in the years ended March 31, 2019, 2018 and 2017, respectively, and the associated future income tax benefit recognized was $0, $159,000, and $256,000 in the years ended March 31, 2019, 2018 and 2017, respectively.

Restricted Stock Units
Activity and related information pertaining to RSUs for the year ended March 31, 2019 was as follows:

	Number of RSUs	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at April 1, 2018	211,255	$21.66
Granted	201,013	$14.46
Vested	(21,320)	$26.65
Canceled	(39,215)	$17.88
Forfeited	(54,560)	$19.25
Outstanding at March 31, 2019	297,173	$17.37	2.1 years
There were no market-based RSUs granted during fiscal 2019 or 2018. The fair value of each market-based RSU granted during fiscal 2017 was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

March 31, 2017
Expected dividend yield at time of grant	2.99%
Expected stock price volatility	33%
Risk-free interest rate	1.20%
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
The total fair value of restricted stock units vested during fiscal 2019, 2018 and 2017 was $1,204,000, $1,108,000 and $806,000, respectively.
As of March 31, 2019, there was $2,351,000 of total unrecognized compensation cost related to non-vested RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.9 years.
Compensation cost related to RSUs recognized in operating results (included in selling, general and administrative expenses) was $1,666,000, $1,368,000 and $1,118,000 in the years ended March 31, 2019, 2018 and 2017, respectively, and the associated future income tax benefit recognized was $0, $345,000 and $431,000 in the years ended March 31, 2019, 2018 and 2017, respectively. During the fiscal 2019 annual employee grant, the Company issued performance-based RSUs. As of March 31, 2019, the Company assessed the likelihood of achievement to be improbable over the three-year term of the grant and no compensation cost related to this grant was recognized. The Company will reassess the probability of achievement on a quarterly basis until the expiration of the grant.
(6) RETIREMENT BENEFIT PLANS

Profit Sharing Plans
The Company maintains defined contribution profit sharing and 401(k) plans covering substantially all of the employees of the Company and its subsidiaries as of March 31, 2019. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plans for the years ended March 31, 2019, 2018 and 2017 was $1,553,000, $1,233,000 and $864,000, respectively.

Postretirement Medical Plan
The Company administers a postretirement medical plan covering certain persons who are employees or former employees of a former subsidiary. The plan is unfunded and frozen to new participants. The following table provides a reconciliation of the benefit obligation for the postretirement medical plan (in thousands):

	For the Years Ended March 31,
	2019	2018
Benefit obligation at beginning of year	$730	$787
Interest cost	26	30
Actuarial gain	(46)	(22)
Benefits paid	(62)	(65)
Benefit obligation at end of year	$648	$730
As of March 31, 2019, $65,000 of the benefit obligation was recorded in accrued other expenses and $583,000 was recorded in other long-term obligations in the consolidated balance sheet. As of March 31, 2018, $62,000 of the benefit obligation was recorded in accrued other expenses and $668,000 was recorded in other long-term obligations in the consolidated balance sheet.
The net loss recognized in accumulated other comprehensive income (loss) as of March 31, 2019 was $17,000, net of tax, and the actuarial gain/loss expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2020 is zero.
The assumptions used to develop the net periodic benefit cost for the years ended March 31, 2019, 2018 and 2017 were a discount rate of 3.75%, 4.00%, and 4.25%, respectively, and assumed health care cost trend rate of 9% for fiscal 2019, 2018 and 2017, trending down to an ultimate rate of 5% in 2027. The assumption used to develop the benefit obligation as of the years ended March 31, 2019 and 2018 was a discount rate of 4.00% and 3.75%, respectively. The discount rate is determined based on the average of the FTSE Pension Liability Index, Moody's Long Term Corporate Bond Yield, and Moody's Seasoned Aaa Corporate Bond Yield.
Net periodic benefit costs for the postretirement medical plan were $26,000, $30,000 and $33,000 for the years ended March 31, 2019, 2018 and 2017, respectively.

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

Reconciliations of changes in the defined benefit obligation, fair value of plan assets and statement of funded status are as follows (in thousands):

	For the Years Ended March 31,
	2019	2018
Change in benefit obligation:
Benefit obligation as of April 1, 2018 and 2017	$3,883	$4,027
Interest cost	88	107
Plan amendment	46	—
Actuarial gain	(243)	(233)
Benefits paid	(882)	(455)
Foreign currency impact	(262)	437
Benefit obligation as of March 31, 2019 and 2018	$2,630	$3,883

Change in plan assets:
Fair value of assets as of April 1, 2018 and 2017	$4,453	$3,929
Actual return on plan assets	105	451
Employer contributions	131	66
Benefits paid	(882)	(455)
Foreign currency impact	(304)	462
Fair value of plan assets as of March 31, 2019 and 2018	$3,503	$4,453

Funded status as of March 31, 2019 and 2018	$873	$570
As of March 31, 2019 and March 31, 2018, the net pension asset of $873,000 and $570,000, respectively, was recorded in other assets in the consolidated balance sheets.
The net gain recognized in accumulated other comprehensive income (loss) as of March 31, 2019 and 2018 was $431,000 and $304,000, net of tax, respectively. There is an estimated net gain of $161,000, prior service cost of $35,000 and no transition asset or obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal 2020.
The components of net periodic pension benefit for the years ended March 31, 2019 and 2018 are as follows (in thousands):

	For the Years Ended March 31,
	2019	2018
Interest cost	$88	$107
Expected return on plan assets	(151)	(148)
Net periodic pension benefit	$(63)	$(41)
The assumptions used to develop the net periodic pension benefit was 2.6% and 2.7% for the years ended March 31, 2019 and 2018, respectively. The assumptions used to develop the benefit obligation as of March 31, 2019 and 2018 was a discount rate of 2.3% and 2.6%, respectively. The Company has estimated the long-term rate of return on plan assets based primarily on contractual agreements with an insurance company. This rate of return approximated 3.8% during fiscal 2019 and 2018.
The Company's overall investment strategy is to outsource investment risk to an insurance company in return for a contractual rate of return. Funds are deposited with the insurance company in return for an agreed upon interest rate return on the principal balance.
The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note 10 for a discussion of the fair value hierarchy. The fair values of the pension plan assets represents a guaranteed investment contract with an insurance company as of March 31, 2019 and 2018. The guaranteed investment contract is a Level 3 asset.

The Company expects to make contributions of $65,000 to the pension plan in fiscal 2020. The following table reflects the total benefits expected to be paid from the pension plan (in thousands):

Fiscal
2020	$—
2021	—
2022	103
2023	52
2024	373
2025-2029	790
(7) INCOME TAXES

Income (loss) before income tax expense (benefit) was as follows (in thousands):

	For the Years Ended March 31,
	2019	2018	2017
United States	$(48,233)	$(51,270)	$14,502
Foreign	2,792	5,211	15,185
	$(45,441)	$(46,059)	$29,687

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income (loss) (in thousands):

	For the Years Ended March 31,
	2019	2018	2017
Current:
Federal	$—	$2,828	$728
State	(57)	236	352
Foreign	1,425	1,522	1,711
	1,368	4,586	2,791
Deferred:
Federal	$4,623	$(11,199)	$(1,260)
State	2,949	(2,200)	(161)
Foreign	(836)	(726)	(187)
	6,736	(14,125)	(1,608)
	$8,104	$(9,539)	$1,183

The differences between the statutory and effective federal income tax rates on income before income taxes were as follows:

	For the Years Ended March 31,
	2019	2018	2017
U.S. federal statutory rate	$(9,543)	$(14,509)	$10,390
State income taxes, less federal benefit	60	(1,681)	159
Non-deductible goodwill impairment	—	2,632	—
Foreign tax rate differential	(256)	(953)	(2,258)
Bargain purchase gain	—	—	(6,214)
U.S. tax legislation - revaluation of net deferred tax assets and liabilities	—	1,939	—
U.S. tax legislation - tax on unremitted foreign earnings	—	2,866	—
Change in tax reserves and valuation allowance	16,971	152	(562)
Tax effect of GILTI (U.S. tax reform)	798	—	—
Other permanent differences	(32)	(133)	(58)
Other, net	106	148	(274)
	$8,104	$(9,539)	$1,183
The Tax Cuts and Jobs Act (the "Tax Act"), was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously deferred and created new taxes on certain foreign earnings. ASC 740, "Accounting for Income Taxes," required companies to recognize the effect of the tax law changes in the period of enactment for those provisions that had an immediate accounting effect.
Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.
In fiscal 2018, the Company accrued $2,866,000 of tax expense for the one-time transition tax and recognized a tax benefit of $3,228,000 to re-measure deferred taxes. As of December 31, 2018, the Company completed the accounting for the effects of the Tax Act. In conjunction with filing its fiscal 2018 U.S. federal income tax return, the Company elected to offset the accumulated earnings of foreign subsidiaries subject to the one-time transition tax against other tax losses incurred in fiscal 2018. The net effect of that election eliminated the previously recorded $2,866,000 transition tax liability but correspondingly reduced the Company’s federal tax net operating loss carryforward to future years. The accounting effect on net tax expense was zero.
In fiscal 2019, the Tax Act subjected the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRS Section 163(j) interest limitation (“Interest Limitation”). Companies can make an accounting election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or treat GILTI tax as a current period expense. The Company has elected to account for GILTI tax as a current period expense. In fiscal 2019, all GILTI was offset by other taxable losses, no BEAT was incurred, and the impact of FDII was immaterial. The Company incurred an Interest Limitation, resulting in a deferred tax asset of $982,000 related to interest expense deduction carried forward, which was fully offset by a valuation allowance, as discussed below.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. A significant piece of objective negative evidence evaluated in fiscal 2019 was the cumulative U.S. pretax loss incurred over the most recent three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of that evaluation, as of December 31, 2018, a full valuation allowance was recorded to fully offset our U.S. net deferred tax assets, as they more likely than not will not be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projections for growth.
Income tax benefits related to the exercise of stock options and vesting of restricted stock units reduced current taxes payable by $0, $243,000 and $687,000 in fiscal 2019, 2018 and 2017, respectively.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and credit carryforwards. The following temporary differences gave rise to net deferred income tax assets (liabilities) as of March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Deferred income tax assets:
Inventories	$4,060	$1,820
Accrued expenses	2,597	1,523
Federal net operating loss and credit carryforwards	7,740	5,204
State net operating loss and credit carryforwards	17,381	19,397
Foreign net operating loss carryforwards	4,676	4,598
Intangibles	7,226	4,361
Share-based compensation	1,724	1,986
	45,404	38,889
Valuation allowance	(38,758)	(23,312)
	6,646	15,577
Deferred income tax liabilities:
Property, plant and equipment	7,174	6,529
Other	91	248
	7,265	6,777
Net deferred income tax asset (liability)	$(619)	$8,800
As of March 31, 2019 and 2018, the Company had potential federal income tax benefits of $7,740,000 and $5,204,000, respectively, from federal net operating losses that do not expire. As of March 31, 2019 and 2018, the Company had potential state income tax benefits of $17,381,000 (net of federal tax of $4,620,000) and $19,397,000 (net of federal tax of $5,156,000), respectively, from state deferred tax assets and state net operating loss carryforwards that expire in various years through 2039. As of March 31, 2019 and 2018, the Company had potential foreign income tax benefits of $4,676,000 and $4,598,000, respectively, from foreign net operating and capital losses, the majority of which do not expire. As of March 31, 2019 and 2018, the Company provided valuation allowances of $38,758,000 and $23,312,000, respectively. The valuation allowance reflects management’s assessment of the portion of the deferred tax asset that more likely than not will not be realized through future taxable earnings or implementation of tax planning strategies.
The Company recognizes in its consolidated financial statements the impact of a tax position, if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31,
	2019	2018
Gross unrecognized tax benefits at April 1	$1,852	$1,199
Additions based on tax positions related to the current year	—	24
Additions based on tax positions related to the Simplicity acquisition	—	774
Reductions for tax positions of prior years	(237)	(145)
Gross unrecognized tax benefits at March 31	$1,615	$1,852
The total amount of gross unrecognized tax benefits as of March 31, 2019 of $1,615,000 was classified in long-term obligations in the accompanying consolidated balance sheet and the amount that would favorably affect the effective tax rate in future periods, if recognized, is $949,000. The Company does not anticipate any significant changes to the amount of gross unrecognized tax benefits in the next 12 months.
The Company recognizes potential accrued interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Approximately $528,000 of interest and penalties are accrued as of March 31, 2019, $12,000 of which was recorded during the current year.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to fiscal 2016. State income tax returns generally remain open back to fiscal 2013 and foreign income tax returns generally remain open back to fiscal 2006 in major jurisdictions in which the Company operates.
(8) SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS
On March 7, 2019, the Company entered into a $125,000,000 asset based senior secured credit facility with three banks (the “ABL Credit Facility”). The Company used the proceeds from borrowings under the ABL Credit Facility to repay in full the Company’s prior credit facility with two banks (the “Prior Credit Facility”), under which the maximum credit available to the Company at any one time (the “Committed Amount”) was $50,000,000 at the time the Prior Credit Facility was repaid and terminated on March 7, 2019.
Before being amended on November 2, 2018 (the “November 2018 Amendment”), the Prior Credit Facility had a Committed Amount that adjusted upwards and downwards on a periodic basis among “low”, “medium” and “high” levels (each a “Commitment Level”), as follows:

Commitment Period Description	Commitment Period Time Frame	Commitment Level
Low	February 1 to June 30 (5 months)	$50,000,000
Medium	July 1 to October 31 (4 months)	$100,000,000
High	November 1 to January 31 (3 months)	$150,000,000
Prior to the November 2018 Amendment, the Company had the option under the Prior Credit Facility to increase the Commitment Level during part of any Low Commitment Period from $50,000,000 to an amount not less than $62,500,000 and not in excess of $125,000,000; except that the Commitment Level must remain at $50,000,000 for at least three consecutive months during each Low Commitment Period. During all or part of any Medium Commitment Period, the Company had the option to increase the Commitment Level from $100,000,000 to an amount not in excess $125,000,000. Prior to the November 2018 Amendment, the Prior Credit Facility had a maturity date of March 16, 2020.
The Prior Credit Facility contained financial covenants requiring the Company to maintain as of the last day of each fiscal quarter: (i) a tangible net worth of not less than $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00.  The Prior Credit Facility also contained covenants that addressed, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness; grant liens on their assets; engage in mergers, acquisitions, divestitures and/or sale-leaseback transactions; pay dividends and make other distributions in respect of their capital stock; make investments and capital expenditures; and enter into “negative pledge” agreements with respect to their assets. The restriction on the payment of dividends applied only upon the occurrence and continuance of a Company default under the Prior Credit Facility, or when a dividend payment would give rise to such a default. As of March 31, 2018, the Company was in compliance with all debt covenants under the Prior Credit Facility.
The November 2018 Amendment was an agreement in which the lenders under the Prior Credit Facility waived certain events of default thereunder, and the parties amended certain provisions thereof. The events of default that were waived were based on: (A) the Company’s non-compliance as of September 30, 2018 with the financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio of not less than 3.50 to 1.00; and (B) the making by the Company of certain payments otherwise permitted under the Prior Credit Facility but which were not permitted due to the existence of the foregoing events of default.
The November 2018 Amendment modified the credit agreement that governed the Prior Credit Facility by (i) reducing the Committed Amount to $100,000,000 until January 31, 2019, and to $50,000,000 from February 1, 2019 until facility expiration; (ii) providing the lenders with a consent right on all acquisitions; (iii) effectively restricting any further repurchases, redemptions or retirements by the Company of the Company’s capital stock; (iv) providing for a borrowing base (the “Borrowing Base”) based on specified percentage amounts of the Company’s domestic accounts receivable and inventory; (v) limiting the aggregate amount that can be used by the Company at any one time for borrowings and letters of credit to the lesser of the Committed Amount and the Borrowing Base; (vi) increasing the marginal per annum interest rate applicable to borrowings from 0.95% to (a) 2.00% from November 1, 2018 through December 31, 2018, (b) 3.00% from January 1, 2019 through January 31, 2019, and (c) 3.50% from February 1, 2019 until expiration; and (vii) reducing the minimum required interest coverage ratio to 1.05 to 1.00. Under the November 2018 Amendment, the lenders received a collateral security interest in all of the Company’s domestic property and assets, including all accounts receivable, inventory, equipment, general intangible assets, and commercial personal property.

On February 6, 2019, the Company and the lenders under the Prior Credit Facility entered into a Waiver Agreement (“Waiver Agreement”) in which the lenders waived events of default that then existed under the Prior Credit Facility. The events of default that were waived were based on: (A) the Company’s non-compliance as of December 31, 2018 with financial covenants requiring the Company to maintain: (i) a minimum tangible net worth of at least $170,000,000, and (ii) an interest coverage ratio as of that date of not less than 1.05 to 1.00; and (B) the Company’s partial non-compliance with covenants contained in the November 2018 Amendment requiring the provision of certain documents to the lenders and/or the administrative agent within specified timeframes. Under the Waiver Agreement, the Company paid a waiver fee of $225,000. As part of the Waiver Agreement, the Company agreed to repay and terminate the Prior Credit Facility by not later than March 7, 2019 and waived the 30-day cure period that would otherwise have applied if the Prior Credit Facility was not repaid and terminated by such date.
On March 7, 2019, the Company and certain of its subsidiaries (together with the Company, the “Borrowers”) entered into the ABL Credit Facility and concurrently repaid and terminated the Prior Credit Facility. The credit agreement for the ABL Credit Facility (the “ABL Credit Agreement”) provides for a $125,000,000 revolving credit facility, with sublimits of $10,000,000 for letters of credit and $12,500,000 for swingline loans. Availability under the ABL Credit Facility is equal to the lesser of $125,000,000 or a Borrowing Base (as defined in the ABL Credit Agreement), in each case, minus (i) revolving loans outstanding and (ii) $15,000,000 until the Agent’s receipt of a compliance certificate demonstrating compliance with the financial covenants contained in the ABL Credit Agreement, as described below. The Borrowing Base consists of specified advance rates applied to certain of the Borrowers’ assets, including accounts receivable, inventory, equipment and real estate, as further set forth in the ABL Credit Agreement. The Borrowers may request an increase of up to $25,000,000 to the ABL Credit Facility on the terms set forth in the ABL Credit Agreement. The ABL Credit Facility has a maturity date of March 7, 2024, unless earlier terminated.
At the Company’s election, loans made under the ABL Credit Facility will bear interest at either: (i) a base rate (“Base Rate”) plus an applicable rate or (ii) an “Adjusted LIBO Rate” (as defined in the ABL Credit Agreement) plus an applicable rate, subject to adjustment if an event of default under the Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the Adjusted LIBO Rate for an interest period of one month plus 1%. During the period prior to March 31, 2020, Adjusted LIBO Rate loans made under the ABL Credit Facility will bear interest at the Adjusted LIBO Rate plus an applicable rate of 2.50%, and Base Rate loans made under the ABL Credit Facility will bear interest at the Base Rate plus an applicable rate of 1.50%. After March 31, 2020, the applicable rate will be adjusted based on the Company’s Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) as further set forth in the ABL Credit Agreement. Additionally, the Company is subject to a commitment fee equal to 0.25% per annum on the average daily unused portion of the revolving commitment, payable monthly to the Agent for the ratable benefit of the lenders.
The ABL Credit Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, including certain real estate, subject to certain exceptions and exclusions as set forth in the ABL Credit Agreement and other loan documents, including the Pledge and Security Agreement (the “Pledge Agreement”) entered into by the Borrowers and the Agent contemporaneously with their execution of the ABL Credit Agreement.
The ABL Credit Facility contains certain affirmative and negative covenants that are binding on the Borrowers, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Borrowers to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to make restricted payments such as dividends, distributions or equity repurchases, to make investments or undertake acquisitions, to prepay other indebtedness, to enter into certain transactions with affiliates, to enter into sale and leaseback transactions, or to enter into any restrictive agreements.
In addition, the ABL Credit Facility requires the Borrowers to abide by certain financial covenants calculated for the Company and its subsidiaries. Specifically, the ABL Credit Agreement requires the Company to not permit the Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement), as of the end of any fiscal quarter (commencing with the fiscal quarter ending June 30, 2019), to be less than 1.00 to 1.00. The ABL Credit Agreement also requires the Borrowers to maintain the following minimum EBITDA (as defined in the ABL Credit Agreement): (i) at the end of the fiscal quarter ending June 30, 2019, EBITDA for the 3-month period then ended of not less than $4,310,000; (ii) at the end of the fiscal quarter ending September 30, 2019, EBITDA for the 6-month period then ended of not less than $10,193,000; and (iii) at the end of the fiscal quarter ending December 31, 2019, EBITDA for the 9-month period then ended of not less than $20,012,000. See Note 15 for subsequent event.
The ABL Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other material indebtedness, certain change in control events, voluntary or involuntary bankruptcy proceedings, certain judgments or decrees, failure of the ABL Credit Agreement or other loan documents to be in full force and effect, certain ERISA events and judgments. The ABL Credit Agreement also contains certain prepayment provisions, representations, warranties and conditions. As of March 31, 2019, the Company was in compliance with all debt covenants under the ABL Credit Facility.
Under the ABL Credit Facility, all collections on account of collateralized accounts receivable are required to be deposited into lock boxes that are subject to the control of the administrative agent (“Agent”) for the ABL Credit Facility (“Agent-Controlled Lock Boxes”). All funds deposited into Agent-Controlled Lock Boxes are swept daily and are required to be applied by the Agent as repayments of amounts owed by the Borrowers under the ABL Credit Facility. Accordingly, the Company has classified its outstanding loan balance under the ABL Credit Facility as of March 31, 2019 as a current liability.
As of March 31, 2019, there was $26,139,000 outstanding under the ABL Credit Facility. As of March 31, 2018 there was $40,000,000 outstanding under the Prior Credit Facility. For the fiscal year ended March 31, 2019, the weighted average interest rate for borrowings under the Prior Credit Facility and ABL Credit Facility was 4.23%. For the fiscal year ended March 31, 2018, the weighted average interest rate for borrowings under the Prior Credit Facility was 2.49%. The average and peak borrowings under the ABL Credit Facility and Prior Credit Facility were $48,676,000 and $73,695,000, respectively, for the year ended March 31, 2019. The average and peak borrowings under the Prior Credit Facility were $21,526,000 and $67,766,000, respectively, for the year ended March 31, 2018. Outstanding letters of credit were were $2,182,000 as of March 31, 2019. These letters of credit guarantee funding of workers compensation claims and also guarantee the funding of a lease security deposit.
The Company also finances certain equipment which is classified in the accompanying consolidated balance sheets as of March 31, 2019 and 2018 as follows (in thousands):

	March 31,
	2019	2018
Current portion of long-term debt	$173	$154
Long-term debt, net of current portion	—	108
The Company leases certain equipment under capital leases. The future minimum annual lease payments, including interest, associated with the capital lease obligations are as follows (in thousands):

Fiscal
2020	$145
2021	12
2022	1
2023	—
2024	—
Total minimum lease obligations	158
Less amount representing interest at 4.89%	(2)
Present value of future minimum lease obligations	$156
Long-term debt, including capital lease obligations, mature as follows as of March 31, 2019 (in thousands):

Fiscal
2020	$316
2021	12
2022	1
2023	—
2024	—
Total	$329

(9) OPERATING LEASES

The Company maintains various lease arrangements for property and equipment. The future minimum rental payments associated with all non-cancelable lease obligations are as follows (in thousands):

Fiscal
2020	$10,520
2021	9,360
2022	8,446
2023	7,364
2024	6,200
Thereafter	21,818
Total	$63,708
The Company records rent expense on a straight-line basis over the lease term. Rent expense was $11,482,000, $9,423,000 and $6,468,000 for the years ended March 31, 2019, 2018 and 2017, respectively. Sublease income was $200,000, $341,000 and $194,000 for the years ended March 31, 2019, 2018 and 2017, respectively.
(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce interest rate and foreign currency risk. The Company recognizes all derivatives on the consolidated balance sheets at fair value based on quotes obtained from financial institutions. As of March 31, 2019, the interest rate swap agreement was discontinued and the fair value of interest rate swap agreement as of March 31, 2019 of $580,000 was reclassified into earnings with a realized loss included in other expense (income), net in the consolidated statement of operations and comprehensive income. The fair value of the interest rate swap agreement as of March 31, 2018 was $110,000. There was no interest rate swap agreement as of March 31, 2017. There were no foreign currency contracts outstanding as of March 31, 2019 and 2018.
The Company maintains a nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") for qualified employees. The Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the SERP and Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets as of March 31, 2019 and 2018. The employees that maintained account balances under the old nonqualified Supplemental Executive Retirement Plan ("SERP") have been transferred to the new Deferred Comp Plan during the fiscal year.
The Company maintains life insurance policies in connection with the Deferred Comp Plan discussed above. The Company also maintains two life insurance policies in connection with deferred compensation arrangements with two former executives. The cash surrender value of the policies are recorded in other long-term assets in the consolidated balance sheets and are based on quotes obtained from the insurance company as of March 31, 2019 and 2018.
In connection with the acquisition of Fitlosophy in fiscal 2019, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The estimated fair value of the contingent earn-out consideration is determined using a Monte Carlo simulation discounted to a present value which is accreted over the earn-out period. The contingent consideration liability is included in accrued other liabilities in the consolidated balance sheet as of March 31, 2019.
Selected information relating to the aforementioned contingent consideration follows (in thousands):

Contingent Earn-out Consideration
Estimated fair value as of June 1, 2018	$1,600
Accretion	64
Remeasurement adjustment	(298)
Contingent Earn-out Consideration as of March 31, 2019	$1,366
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheets as of March 31, 2019 and 2018.

	March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash surrender value of life insurance policies	$2,765	$—	$2,765	$—
Total assets	$2,765	$—	$2,765	$—
Liabilities:
Contingent earn-out consideration	$1,366	$—	$—	$1,366
Interest rate swap agreement	580	—	580	—
Deferred compensation plans	1,156	1,156	—	—
Total liabilities	$3,102	$1,156	$580	$1,366

	March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Marketable securities	$359	$359	$—	$—
Cash surrender value of life insurance policies	2,007	—	2,007	—
Total assets	$2,366	$359	$2,007	$—
Liabilities:
Interest rate swap agreement	$110	$—	$110	$—
Deferred compensation plans	776	776	—	—
Total liabilities	$886	$776	$110	$—
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

Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, intangible assets and certain other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist. In making the assessment of impairment, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.
As discussed in Note 2, during fiscal 2019, the Company acquired substantially all of the net assets and business of Fitlosophy on June 1, 2018 and determined that the aggregate fair value of the definite life tradename was $2,032,000. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3).
Also discussed in Note 2, during fiscal 2018, the Company acquired substantially all of the net assets and business of Simplicity on November 3, 2017 and determined that the aggregate fair value of the acquired intangible assets, consisting of tradenames, customer lists and favorable lease contracts, was $20,982,000. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). The Company determined that the aggregate preliminary fair value of the acquired inventory in the Simplicity acquisition was $30,804,000 which was estimated as the selling price less costs of disposal (Level 2).
Additionally, as discussed in Note 2, during fiscal 2017, the Company acquired substantially all of the net assets and business of McCall on December 13, 2016 and determined that the fair value of acquired intangible assets, consisting of tradenames, was $4,400,000. Also during fiscal 2017, the Company acquired substantially all of the assets of Schiff on July 8, 2016 and determined that the aggregate fair value of the acquired intangible assets, consisting of customer relationships, was $500,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). As discussed in Note 3, the Company acquired certain customer lists in the amount of $100,000 during fiscal 2017. The Company estimated the fair value of the acquired customer lists as the amount paid to acquire such customer lists (Level 1). The Company determined that the aggregate fair value of the acquired inventory in the McCall and Schiff acquisitions was $32,206,000 which was estimated as the selling price less costs of disposal (Level 2).

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other assumptions of future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. In the the first quarter fiscal 2019, the Company impaired the goodwill acquired during the Fitlosophy acquisition of $1,390,000 and in the fourth quarter of fiscal 2019, the Company recorded additional non-cash pre-tax impairment charges of $13,919,000 due to the full and partial impairment of customer lists and tradenames.
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
The Company’s detail of net sales from its various products is as follows (in thousands):

	For the Years Ended March 31,
	2019	2018	2017
Craft	$158,105	$114,306	$60,476
Gift	110,981	125,399	128,206
Seasonal	113,177	122,191	133,749
Total	$382,263	$361,896	$322,431

One customer accounted for 23%, 25% and 30% of net sales in fiscal 2019, 2018 and 2017, respectively. One other customer accounted for 13% of net sales in fiscal 2019 and 10% of net sales in each of fiscal 2018 and 2017.
(13) RECENT ACCOUNTING PRONOUNCEMENTS
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
The Company developed a comprehensive project plan for the adoption of ASC 842 that included representatives from across the Company's domestic and international locations. The project plan included evaluating the Company's lease portfolio, analyzing the standard’s impact on the Company’s various types of lease contracts and identifying the reporting requirements of the new standard. The Company has selected and implemented a software solution to aid in the accounting and disclosure requirements under this new standard. Contract review is complete and are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. The Company also completed its evaluation of transition considerations and decided on the following: the Company elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. The Company will also apply the transition requirements as of April 1, 2019. In addition, the Company made the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset, (2) the Company will apply the short-term lease exemption by class of underlying asset, and, (3) the Company will apply the portfolio approach to the development of its discount rates for the leases to be recorded in accordance with ASC 842. The

Company has chosen not to elect the hindsight practical expedient for its transition to ASC 842. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We adopted the new standard on April 1, 2019 and used the effective date as our date of initial application. The standard will have a material impact on its consolidated balance sheets but will not have a material impact on its consolidated net income (loss).
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
The Company adopted ASC 606 on April 1, 2018 using the modified retrospective method. The amount and timing of revenue recognition was not impacted by the new standard, and therefore, no cumulative adjustment was recognized in retained earnings upon adoption. Certain liabilities for estimated product returns were inconsequential and have been reclassified to accrued customer programs from a contra-asset within accounts receivable, net, in the accompanying consolidated balance sheet as of March 31, 2019. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting methods.

(14) RESTRUCTURING PLANS
Business Restructuring
In the first quarter of fiscal 2019, the Company announced a restructuring plan to combine its operations in the United Kingdom and its operations in Australia. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of (i) redundant back office functions; (ii) certain staffing positions and (iii) excess distribution and warehouse capacity, and was substantially completed in the second quarter of fiscal 2019. As part of this restructuring plan, the Company recorded a restructuring charge of $557,000 in the second quarter of fiscal 2019. Also, in connection with this restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000, which is included in restructuring expenses in the accompanying consolidated statement of operations. As of March 31, 2019, the remaining liability of $39,000 was classified in accrued other liabilities in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Initial accrual	$297	$127	$133	$557
Charges to expense	132	122	141	395
Cash paid	(428)	(225)	(260)	(913)
Restructuring reserve as of March 31, 2019	$1	$24	$14	$39
Strategic Business Initiative
In the third quarter of fiscal 2019, the Company announced that it engaged an international consulting firm to perform a comprehensive review of its operating structure with the goal of improving the alignment of processes across the business, as the Company continues to integrate recent acquisitions and evaluate its portfolio. In connection with this initiative, the Company recorded a restructuring reserve of $797,000 for severance in the third quarter of fiscal 2019. As of March 31, 2019, $634,000 of the remaining liability was classified in accrued other liabilities in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial accrual	$797
Charges to expense	(44)
Cash paid	(119)
Restructuring reserve as of March 31, 2019	$634

(15) SUBSEQUENT EVENT
On May 23, 2019, the Company and certain of its subsidiaries (together with the Company, the “Borrowers”) entered into a Second Amendment (the “Amendment”) to its ABL Credit Facility, dated March 7, 2019. The Amendment reduces the aggregate principal amount of the revolving credit facility from $125,000,000 to $100,000,000. Availability under the amended ABL Credit Facility is now equal to the lesser of $100,000,000 or a Borrowing Base (as defined in the ABL Credit Agreement), in each case minus (i) revolving loans outstanding and (ii) $15,000,000 until the Agent’s receipt of a compliance certificate demonstrating compliance with the amended financial covenants. The Amendment requires the Company to not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the end of any calendar month (commencing with the twelve-month period ending March 31, 2020), to be less than 1.00 to 1.00. In addition, commencing with the period ending April 30, 2019 and continuing until the calendar month ending March 31, 2020, the Borrowers shall have, at the end of each calendar month set forth in the amended ABL Credit Agreement, EBITDA for the corresponding period (which such period shall be based on a cumulative monthly build-up commencing with the month ending April 30, 2019) then ending of not less than the corresponding amount set forth in the amended ABL Credit Agreement. The Amendment also requires capital expenditures (as defined in the amended ABL Credit Agreement) to not exceed $8,000,000 for fiscal 2020.
Permitted Acquisitions (as defined in the ABL Credit Agreement) are no longer permitted under the amended ABL Credit Agreement, and certain Restricted Payments including dividends (as defined in the Credit Agreement) based upon meeting certain leverage ratio and average Availability criteria are no longer allowed.
Pursuant to the Amendment, the Borrowers are subject to a one-time structuring fee of $100,000 and an amendment fee of $850,000, both payable to the Agent. As a result of the reduction of the aggregate principal amount, the Company is required to write-off approximately $344,000 of previously capitalized deferred financing costs in May of fiscal 2020.
Performance Improvement Initiative
On May 8, 2019, the Company announced a restructuring plan with the goal of reducing the Company’s cost base to improve business performance, profitability and cash flow generation. In connection with this restructuring plan, the Company recorded a severance accrual of approximately $2,000,000 in fiscal 2020.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2019. The Company’s internal control over financial reporting as of March 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control over Financial Reporting.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.
To the Stockholders and Board of Directors
CSS Industries, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CSS Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2019, and related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated May 31, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
Philadelphia, Pennsylvania
May 31, 2019
Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

See “Our Board of Directors,” “Our Executive Officers,” “Delinquent Section 16(a) Reports",” “Code of Ethics and Internal Disclosure Procedures (Employees) and Code of Business Conduct and Ethics (Board of Directors),” “Board Committees; Committee Membership; Committee Meetings” and “Audit Committee” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 11. Executive Compensation.

See “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and “Human Resources Committee Report” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See “Ownership of CSS Common Stock” and “Securities Authorized for Issuance Under CSS’ Equity Compensation Plans” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Board Independence” and “Related Party Transactions” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.

See “Audit Committee” and “Our Independent Registered Public Accounting Firm, Their Fees and Their Attendance at the Annual Meeting” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Following is a list of documents filed as part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Income (Loss)—for the years ended March 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows—for the years ended March 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity—for the years ended March 31, 2019, 2018 and 2017
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

Securities Registered under Section 12 of the Exchange Act

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith).
Material Contracts

10.1	Asset and Securities Purchase Agreement, dated as of November 3, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 9, 2017).

10.2
Credit Agreement, dated as of March 7, 2019, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, and Bank of America, N.A. and KeyBank National Association, as a lender (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 13, 2019).

10.3
Amendment No. 1 to Credit Agreement, dated as of March 29, 2019, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, and Bank of America, N.A. and KeyBank National Association, as a lender (filed herewith).

10.4
Amendment No. 2 to Credit Agreement, dated as of May 23, 2019, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, and Bank of America, N.A. and KeyBank National Association, as a lender (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated May 30, 2019).

Management Contracts, Compensatory Plans or Arrangements

10.5
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

10.9
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

10.11
CSS Industries, Inc. Deferred Compensation Plan (as amended and restated effective as of August 1, 2017) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated on August 4, 2017).

10.12
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

10.14
CSS Industries, Inc. 2013 Equity Compensation Plan, as amended and restated effective May 22, 2018 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 29, 2018).

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

10.17
Form of Grant Instrument for Service-Based Restricted Stock Units issued under the 2013 Equity Compensation Plan prior to May 29, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2017).

10.18
Form of Grant Instrument for Restricted Stock Units granted to Non-Employee Directors under the Company's 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on October 25, 2016).

10.19
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

10.22
Amendment dated as of January 25, 2018 to Employment Agreement between CSS Industries, Inc. and Carey Edwards (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on January 25, 2018).

10.23
Employment Agreement dated February 16, 2017 between CSS Industries, Inc. and John S. White (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2017).

10.24
CSS Industries, Inc. Change of Control Severance Pay Plan for Executive Management (as amended through May 22, 2018) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).

10.25
Form of Grant Instrument for service-based restricted stock units granted on and after May 29, 2018 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018).

10.26
Form of Grant Instrument for performance-based restricted stock units with cumulative adjusted EBITDA performance condition granted May 29, 2018 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018).

10.27
Form of Grant Instrument for performance-based restricted stock units with cumulative net sales performance condition granted May 29, 2018 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018).

10.28	CSS Industries, Inc. FY 2019 Management Incentive Program Criteria (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).

10.29
Employment Agreement dated August 30, 2018 between CSS Industries, Inc. and Keith Pfeil (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated August 31, 2018).

10.30
Employment Agreement dated March 31, 2019 between CSS Industries, Inc. and Cara Farley (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report of Form 8-K filed on April 1, 2019).

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
*101.INS XBRL Instance Document.
*101.SCH XBRL Schema Document.
*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished with this Annual Report on Form 10-K.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged
	at	to Costs	Charged			Balance
	Beginning	and	to Other			At End of
	of Period	Expenses	Accounts		Deductions	Period
Year ended March 31, 2019
Accounts receivable allowances	$1,576	$5,299	$—		$4,677	$2,198
Accrued customer programs	12,793	26,866	53		27,611	12,101
Year ended March 31, 2018
Accounts receivable allowances	$1,283	$4,035	$—		$3,742	$1,576
Accrued customer programs	5,030	15,940	11,147	(a)	19,324	12,793	(b)
Year ended March 31, 2017
Accounts receivable allowances	$1,363	$5,188	$—		$5,268	$1,283
Accrued customer programs	3,275	9,716	2,296	(c)	10,257	5,030

Notes:
(a)	Balance at acquisition of Simplicity Creative Group and certain subsidiaries.
(b)	Classified in accrued customer programs and other long-term obligations in the accompanying consolidated balance sheet as of March 31, 2018.
(c)	Balance at acquisition of The McCall Pattern Company and certain subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf of the undersigned thereunto duly authorized.

CSS INDUSTRIES, INC.
Registrant

Dated: May 31, 2019	By	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2019	/s/ Christopher J. Munyan
Christopher J. Munyan, President and Chief Executive Officer
(principal executive officer and a director)

Dated: May 31, 2019	/s/ Keith W. Pfeil
Keith W. Pfeil, Executive Vice President—Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 31, 2019	/s/ Robert E. Chappell
Robert E. Chappell, Director

Dated: May 31, 2019	/s/ Stephen P. Crane
Stephen P. Crane, Director

Dated: May 31, 2019	/s/ Elam M. Hitchner, III
Elam M. Hitchner, III, Director

Dated: May 31, 2019	/s/ Melissa Ludwig
Melissa Ludwig, Director

Dated: May 31, 2019	/s/ Rebecca C. Matthias
Rebecca C. Matthias, Director

Dated: May 31, 2019	/s/ Harry J. Mullany, III
Harry J. Mullany, III, Director

Dated: May 31, 2019	/s/ William Rulon-Miller
William Rulon-Miller, Director