Form 10-Q
period 2019-06-30
CSS INDUSTRIES INC
filed 2019-08-02
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 26, 2019, there were 8,852,852 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2018

Net sales	$57,537	$64,127
Cost of sales	45,431	52,480
Gross profit	12,106	11,647
Selling, general and administrative expenses	23,047	28,929
Restructuring expenses	2,054	—
Impairment of goodwill	—	1,390
Operating income (loss)	(12,995)	(18,672)
Interest expense (income), net	928	262
Other expense (income), net	(87)	(117)
Income (loss) before income taxes	(13,836)	(18,817)
Income tax expense (benefit)	412	(341)
Net income (loss)	$(14,248)	$(18,476)

Basic and diluted net income (loss) per common share	$(1.61)	$(2.03)

Weighted average basic and diluted shares outstanding	8,840	9,120

Net income (loss)	$(14,248)	$(18,476)
Other comprehensive income (loss), net:
Currency translation adjustments:	(215)	(720)
Total currency translation gain (loss)	(215)	(720)
Interest rate swap agreement:
Fair value adjustment, net of tax $59 in 2018	—	265
Total effects of interest rate swap agreement	—	265
Other comprehensive income (loss), net:	(215)	(455)
Comprehensive income (loss)	$(14,463)	$(18,931)
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2019	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,251	$17,100	$33,103
Accounts receivable, net of allowances of $1,652, $2,198 and $1,640	45,658	53,835	51,908
Inventories	107,299	96,231	117,944
Asset held for sale	131	131	—
Prepaid expenses and other current assets	10,883	12,568	12,851
Total current assets	176,222	179,865	215,806
Property, plant and equipment, net	51,341	50,920	53,133
Operating lease right-of-use assets	49,306	—	—
Deferred income taxes	—	—	10,560
Intangible assets, net	36,617	40,285	57,794
Other assets	15,119	14,525	9,828
Total assets	$328,605	$285,595	$347,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$43,661	$26,139	$—
Current portion of long-term debt	79	316	229
Accounts payable	23,913	27,916	25,751
Accrued payroll and other compensation	6,428	6,962	9,994
Accrued customer programs	10,777	12,101	13,937
Accrued income taxes	129	—	—
Accrued other expenses	13,339	14,468	11,387
Current portion of operating lease liabilities	7,661	—	—
Total current liabilities	105,987	87,902	61,298
Long-term debt, net of current portion	10	13	40,170
Deferred income taxes	612	619	1,500
Operating lease liabilities	40,608	—	—
Other long-term obligations	5,889	7,130	10,745
Total liabilities	153,106	95,664	113,713
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at June 30, 2019, March 31, 2019 and June 30, 2018	1,470	1,470	1,470
Additional paid-in capital	60,994	60,921	59,348
Retained earnings	262,583	277,613	318,785
Accumulated other comprehensive income (loss), net of tax	250	465	708
Common stock in treasury, 5,850,235, 5,865,846 and 5,583,338 shares, at cost	(149,798)	(150,538)	(146,903)
Total stockholders' equity	175,499	189,931	233,408
Total liabilities and stockholders' equity	$328,605	$285,595	$347,121
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(14,248)	$(18,476)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,215	3,297
Amortization of operating lease right-of-use assets	2,272	—
Amortization of inventory step-up	284	5,043
Amortization of financing transaction costs	115	—
Accretion of asset retirement obligation	32	31
Accretion of contingent earn-out consideration	16	—
Write-off of deferred financing transaction costs	344	—
Impairment of goodwill	—	1,390
Provision for accounts receivable allowances	659	733
Deferred tax (benefit) provision	(9)	(218)
Share-based compensation expense	73	471
Loss (gain) on sale or disposal of assets	—	2
Changes in assets and liabilities, net of effects of purchase of a business:
Accounts receivable	7,466	10,709
Inventories	(11,417)	(20,312)
Prepaid expenses and other assets	1,743	(1,445)
Accounts payable	(3,365)	4,995
Lease liabilities	(2,003)	—
Accrued expenses and long-term obligations	(2,512)	(1,624)
Net cash used for operating activities	(17,335)	(15,404)
Cash flows from investing activities:
Final payment of purchase price for a business previously acquired	—	(2,500)
Purchase of a business	—	(2,500)
Purchase of property, plant and equipment	(3,464)	(3,159)
Proceeds from sale of fixed assets	59	—
Net cash used for investing activities	(3,405)	(8,159)
Cash flows from financing activities:
Borrowings on credit facility	87,085	—
Payments on credit facility	(69,563)	—
Payments on long-term debt	(240)	(57)
Dividends paid	—	(1,824)
Payment of financing transaction costs	(1,340)	—
Tax effect on stock awards	(42)	—
Net cash provided by (used for) financing activities	15,900	(1,881)
Effect of exchange rate changes on cash	(9)	(13)
Net decrease in cash and cash equivalents	(4,849)	(25,457)
Cash and cash equivalents at beginning of period	17,100	58,560
Cash and cash equivalents at end of period	$12,251	$33,103
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2019	14,703,084	$1,470	$60,921	$277,613	$465	(5,865,846)	$(150,538)	$189,931
Share-based compensation expense	—	—	73	—	—	—	—	73
Issuance of common stock under equity plan	—	—	—	(782)	—	15,611	740	(42)
Other comprehensive income (loss)	—	—	—	—	(215)	—	—	(215)
Net income (loss)	—	—	—	(14,248)	—	—	—	(14,248)
Balance, June 30, 2019	14,703,084	$1,470	$60,994	$262,583	$250	(5,850,235)	$(149,798)	$175,499

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2018	14,703,084	$1,470	$58,877	$339,088	$1,163	(5,583,338)	$(146,903)	$253,695
Share-based compensation expense	—	—	471	—	—	—	—	471
Cash dividends ($.20 per common share)	—	—	—	(1,827)	—	—	—	(1,827)
Other comprehensive income (loss)	—	—	—	—	(455)	—	—	(455)
Net income (loss)	—	—	—	(18,476)	—	—	—	(18,476)
Balance, June 30, 2018	14,703,084	$1,470	$59,348	$318,785	$708	(5,583,338)	$(146,903)	$233,408

See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
CSS Industries, Inc. (collectively with its subsidiaries, “CSS” or the “Company”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The Company’s fiscal year ends on March 31. References to a particular fiscal year refer to the fiscal year ending in March of that year. For example, “fiscal 2020” refers to the fiscal year ending March 31, 2020.
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
Craft The craft category includes sewing patterns, ribbons and trims, buttons, knitting needles, needle arts and kids crafts. These products are sold to mass market, specialty, and online retailers, and are generally ordered on a replenishment basis throughout the year.
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
CSS’ product breadth provides its retail customers the opportunity to use a single vendor for much of their craft, gift and seasonal product requirements. A substantial portion of CSS’ products are manufactured and packaged in the United States and warehoused and distributed from facilities in the United States, the United Kingdom and Australia, with the remainder sourced from foreign suppliers, primarily in Asia. The Company also has a manufacturing facility in India that produces certain craft products, including trims, braids and tassels, and also has a distribution facility in India. The Company’s products are sold to its customers by national and regional account sales managers, sales representatives, product specialists and by a network of independent manufacturers’ representatives. CSS maintains purchasing offices in Hong Kong and China to administer Asian sourcing opportunities.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Such estimates pertain to revenue recognition, the valuation of inventory and accounts receivable, the assessment of the recoverability of other intangible and long-lived assets and resolution of litigation and other proceedings. Actual results could differ from these estimates.
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

	June 30, 2019	March 31, 2019	June 30, 2018
Raw material	$16,304	$14,246	$13,207
Work-in-process	20,737	16,816	16,495
Finished goods	70,258	65,169	88,242
	$107,299	$96,231	$117,944
In connection with the acquisitions of substantially all of the net assets and business of The McCall Pattern Company on December 13, 2016, Simplicity Creative Group ("Simplicity") on November 3, 2017 and Fitlosophy, Inc. ("Fitlosophy") on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, at the date of each such acquisition. This was a result of the inventory acquired being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of June 30, 2019, March 31, 2019 and June 30, 2018 was $0, $284,000 and $5,923,000, respectively.
Asset Held for Sale
Asset held for sale of $131,000 as of June 30, 2019 and March 31, 2019 represents a distribution facility in Danville, Pennsylvania which the Company is in the process of selling. The Company expects to sell this facility within 12 months and at the end of fiscal 2019, the Company ceased depreciating this facility at the time it was classified as held for sale. There were no assets classified as held for sale as of June 30, 2018.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	June 30, 2019	March 31, 2019	June 30, 2018
Land	$5,738	$5,738	$7,025
Buildings, leasehold interests and improvements	40,918	40,893	45,348
Machinery, equipment and other	116,756	113,946	106,292
	163,412	160,577	158,665
Less - Accumulated depreciation and amortization	(112,071)	(109,657)	(105,532)
Net property, plant and equipment	$51,341	$50,920	$53,133
Depreciation expense was $2,414,000 and $2,030,000 for the quarters ended June 30, 2019 and 2018, respectively.

Leases
Effective April 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842 - Leases ("ASC 842") using the modified retrospective transition approach. See Note 5 for more information.
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, respectively, on the consolidated balance sheets. Finance leases are not material to the Company’s consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date for existing leases and as of the commencement date for new leases in determining the present value of future payments. The operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, adjusted for any prepaid or accrued rent payments, lease incentives and initial direct costs incurred. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. In addition, the Company made the following accounting policy elections for all asset classes: (1) the Company will not separate lease and non-lease components by class of underlying asset, (2) the Company will apply the short-term lease exemption by class of underlying asset, and, (3) the Company will apply the portfolio approach to the development of its discount rates for the leases to be recorded in accordance with ASC 842. The Company has chosen not to elect the hindsight practical expedient for its transition to ASC 842. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.
Long-Lived Assets including Other Intangible Assets and Property, Plant and Equipment
The Company performs an annual impairment test of the carrying amount of goodwill and indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that goodwill or intangibles might be impaired.
Other indefinite lived intangible assets consist of tradenames which are required to be tested annually for impairment. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename to determine if impairment exists.
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
There were no triggering events identified during the first quarter of fiscal 2020 or fiscal 2019 that required interim impairment testing for long-lived assets.

Revenue Recognition
Revenue from the sale of the Company's products is recognized when control of the promised goods is transferred to customers, in the amount that reflects the consideration the Company expects to be entitled to receive from its customers in exchange for those goods. The Company's revenue is recognized using the five-step model identified in ASC 606, "Revenue from Contracts with Customers." These steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the performance obligations are satisfied.
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
Sales commissions are earned and recognized as expense as the related revenue is recognized at a point in time. These costs are recorded in selling, general and administrative expenses. Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate governmental agencies.
The Company operates as a single reporting segment, engaged in the creative development, manufacture, procurement, distribution, and sale of craft, gift and seasonal products, primarily to mass market retailers in the United States.
The following represents our net sales disaggregated by product category (in thousands):

	Three Months Ended June 30,
	2019	2018
Craft	$35,659	$35,288
Gift	19,829	24,040
Seasonal	2,049	4,799
Total	$57,537	$64,127

Net Income (Loss) Per Common Share
Due to the Company's net losses in the first quarter of fiscal 2020 and 2019, potentially dilutive securities of 607,000 shares and 552,000 shares as of June 30, 2019 and June 30, 2018, respectively, consisting of outstanding stock options and unearned time-based restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect. Market-based and performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted-average shares until the market or performance conditions are met even when the Company is profitable for the respective period.
Components of Accumulated Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Accumulated effect of currency translation adjustment:
Balance at beginning of period	$12	$988
Currency translation adjustment during period	(215)	(720)
Balance at end of period	$(203)	$268

Accumulated effect of pension and postretirement benefits:
Balance at beginning and end of period	$453	$259

Accumulated effect interest rate swap agreement:
Balance at beginning of period	$—	$(84)
Fair value adjustment	—	265
Balance at end of period	$—	$181

(2)	ACQUISITIONS
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. If earned, the contingent consideration payments will be paid, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). No such payments of contingent consideration have been earned or paid as of June 30, 2019. At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value. The following table summarizes the purchase price at the date of acquisition (in thousands):

Cash	$2,500
Contingent earn-out consideration	1,600
Purchase price	$4,100
Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. This goodwill was subsequently deemed impaired as a result of the continued discrepancy between the Company's stockholders' equity balance and its market capitalization, and therefore, was expensed during the first quarter of fiscal 2019.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$389
Inventory	452
Other assets	5
Total current assets	846
Intangible assets	2,032
Goodwill	1,390
Total assets acquired	4,268
Current liabilities	(168)
Net assets acquired	$4,100
The Company's consolidated statements of operations include the operating results of Fitlosophy from the acquisition date through June 30, 2019. Pro forma results of operations for this acquisition have not been presented as the financial impact to our consolidated results of operations is not material.

(3)	RESTRUCTURING PLANS
Business Restructuring
In the first quarter of fiscal 2019, the Company announced a restructuring plan to combine its operations in the United Kingdom and Australia, respectively. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of (i) redundant back office functions; (ii) certain staffing positions and (iii) excess distribution and warehouse capacity, and was substantially completed in the second quarter of fiscal 2019. Commencing in the second quarter of fiscal 2019, the Company recorded an initial restructuring reserve, subsequent additions, and has made cash payments as part of this restructuring plan. Also, in connection with this restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000 in the second quarter of fiscal 2019, which was included in restructuring expenses. As of June 30, 2019, the remaining liability of $11,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Restructuring reserve as of March 31, 2019	$1	$24	$14	$39
Charges (reversals) to expense	(1)	(24)	3	(22)
Cash paid	—	—	(6)	(6)
Restructuring reserve as of June 30, 2019	$—	$—	$11	$11
Strategic Business Initiative
In the third quarter of fiscal 2019, the Company announced that it engaged an international consulting firm to perform a comprehensive review of its operating structure with the goal of improving the alignment of processes across the business, as the Company continues to integrate recent acquisitions and evaluate its portfolio. Commencing in the third quarter of fiscal 2019, the Company recorded an initial restructuring reserve, subsequent additions, and has made cash payments in connection with this initiative. As of June 30, 2019, the remaining liability of $422,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Restructuring reserve as of March 31, 2019	$634
Cash paid	(212)
Restructuring reserve as of June 30, 2019	$422

Performance Improvement Initiative
In the first quarter of fiscal 2020, the Company announced a restructuring plan with the goal of reducing the Company’s cost base to improve business performance, profitability and cash flow generation. Commencing in the first quarter of fiscal 2020, the Company recorded an initial restructuring reserve and has made cash payments in connection with this initiative. As of June 30, 2019, the remaining liability of $1,586,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial reserve	$2,076
Cash paid	(490)
Restructuring reserve as of June 30, 2019	$1,586

(4)	SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Service-based stock options outstanding as of June 30, 2019 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of June 30, 2019 become exercisable only if certain market conditions and service requirements are satisfied, and the dates on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: (i) the rate of 50% of the shares underlying the grant at each of the third and fourth anniversaries of the date on which the award was granted or (ii) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the date on which the award was granted. Service-based RSUs granted to directors and outstanding as of June 30, 2019 vested on July 29, 2019. Market-based and performance-based RSUs outstanding as of June 30, 2019 will vest only if certain market or performance conditions and service requirements have been met, and the dates on which they vest will depend on the period in which such market or performance conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. The Company recognizes grants, cancellations, and forfeitures as they occur. As of June 30, 2019, there were 570,508 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan is estimated on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the first quarter of fiscal 2020 and fiscal 2019.
The fair value of each performance-based and service-based RSU granted to employees is estimated on the day of grant based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards, is estimated on the day of grant based on the closing price of the Company's common stock.
During the three months ended June 30, 2019 and 2018, the Company granted 213,804 and 157,803 RSUs, respectively, with a weighted average fair value per share of $6.28 and $14.50, respectively. As of June 30, 2019, there were 285,000 and 416,958 outstanding stock options and RSUs, respectively.
As of June 30, 2019, there was $451,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.7 years. As of June 30, 2019, there was $2,819,000 of total unrecognized compensation cost related to non-vested service-based, market-based and performance-based RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 2.2 years.

Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses) was $73,000 and $471,000 in the quarters ended June 30, 2019 and 2018, respectively.

(5)	LEASES
The Company adopted ASC 842 as of April 1, 2019, using the modified retrospective transition approach wherein the Company applied the new lease standard at the adoption date. Accordingly, all periods prior to April 1, 2019 were presented in accordance with the previous ASC Topic 840 - Leases ("ASC 840"), and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in the recording of operating lease ROU assets of $51,486,000, operating lease liabilities of $50,180,000, a reduction of favorable lease assets of $2,866,000 and a reduction of net deferred rent liabilities of $1,560,000 as of April 1, 2019. Finance leases are not material to the Company and are not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s consolidated statements of operations or cash flows.
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain equipment and vehicles. Leases with an initial term of 12 months or less, which are immaterial to the Company, are not recorded in the balance sheet. For all asset classes, the Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not recorded in the balance sheet.
ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized on the adoption date for existing leases and on the commencement date for new leases based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the adoption date for existing leases and as of the commencement date for new leases in determining the present value of lease payments. The Company applies the portfolio approach based on the rate of interest that it would have to pay to borrow an amount equal to the lease payments on collateralized basis over a similar term to the development of its discount rates.
The components of lease costs are as follows (in thousands):

Three Months Ended
June 30, 2019
Lease costs:
Operating lease costs	$2,888
Variable operating lease costs	77
Total	$2,965
Supplemental cash flow information is as follows (in thousands):

Three Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,003
Total	$2,003

Three Months Ended
June 30, 2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51,597
Total	$51,597
The aggregate future lease payments for operating leases as of June 30, 2019 is projected to be as follows (in thousands):

Remainder of fiscal 2020	$9,739
Fiscal 2021	8,763
Fiscal 2022	8,182
Fiscal 2023	6,882
Fiscal 2024	5,959
Thereafter	20,028
Total lease payments	59,553
Less: Interest	(11,284)
Present value of lease liabilities	$48,269
The future minimum lease payments associated with all non-cancelable lease obligations under ASC 840 as of March 31, 2019 is as follows (in thousands):

Fiscal 2020	$10,520
Fiscal 2021	9,360
Fiscal 2022	8,446
Fiscal 2023	7,364
Fiscal 2024	6,200
Thereafter	21,818
Total lease payments	$63,708
Weighted-average lease terms and discount rates are as follows:

June 30, 2019
Weighted-average remaining lease term (years) of operating leases	7.1
Weighted-average discount rate of operating leases	5.77%

(6)	GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS
During the first quarter of fiscal 2019, the Fitlosophy acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. The Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of June 30, 2019 and 2018, the Company had no goodwill.
The change in the carrying amount of goodwill during the three months ended June 30, 2018 is as follows (in thousands):

Balance as of March 31, 2018	$—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of June 30, 2018	$—

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	June 30, 2019		March 31, 2019		June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,054	$—	$15,054	$—	$24,353	$—
Customer relationships	44,037	24,615	44,037	23,942	48,657	20,976
Favorable lease contracts	—	—	3,882	1,016	3,882	478
Trademarks	2,435	717	2,435	645	2,435	425
Patents	1,466	1,092	1,466	1,059	1,164	971
Covenants not to compete	530	481	530	457	530	377
	$63,522	$26,905	$67,404	$27,119	$81,021	$23,227
Amortization expense related to intangible assets was $801,000 and $1,267,000 for the quarters ended June 30, 2019 and 2018, respectively. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2020 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2020	$2,382
Fiscal 2021	2,997
Fiscal 2022	2,900
Fiscal 2023	2,604
Fiscal 2024	2,518

(7)	SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS
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
On May 23, 2019, the Company entered into a Second Amendment (the “Amendment”) to the ABL Credit Facility. The Amendment reduced the maximum amount available under the revolving credit facility from $125,000,000 to $100,000,000. Availability under the Amendment is equal to the lesser of $100,000,000 or a Borrowing Base (as defined in the Amendment), in each case minus (i) revolving loans outstanding and (ii) $15,000,000 until the Agent’s receipt of a compliance certificate demonstrating compliance with the amended financial covenants. The Amendment requires the Company to not permit the Fixed Charge Coverage Ratio (as defined in the Amendment), as of the end of any calendar month (commencing with the twelve-month period ending March 31, 2020), to be less than 1.00 to 1.00. In addition, commencing with the month ending April 30, 2019 and continuing until the month ending March 31, 2020, the Company is required to have, at the end of each calendar month during such period, EBITDA for the corresponding period (which such period shall be based on a cumulative monthly build-up commencing with the month ending April 30, 2019) then ending of not less than the corresponding amount set forth in the Amendment. The Amendment also limits Capital Expenditures (as defined in the Amendment) for fiscal 2020 to $8,000,000 or less.
Permitted Acquisitions (as defined in the ABL Credit Facility) are no longer permitted under the Amendment, and certain Restricted Payments (as defined in the ABL Credit Facility) including dividends previously allowed based upon meeting certain leverage ratio and average Availability (as defined in the ABL Credit Facility) criteria are no longer allowed.
At the Company’s election, loans made under the ABL Credit Facility will bear interest at either: (i) a base rate (“Base Rate”) plus an applicable rate or (ii) an “Adjusted LIBO Rate” (as defined in the ABL Credit Facility) plus an applicable rate, subject to adjustment if an event of default under the ABL Credit Facility has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the Adjusted LIBO Rate for an interest period of one month plus 1%. During the period prior to March 31, 2020, Adjusted LIBO Rate loans made under the ABL Credit Facility will bear interest at the Adjusted LIBO Rate plus an applicable rate of 2.50%, and Base Rate loans made under the ABL Credit Facility will bear interest at the Base Rate plus an applicable rate of

1.50%. After March 31, 2020, the applicable rate will be adjusted based on the Company’s Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) as further set forth in the ABL Credit Facility. Additionally, the Company is subject to a commitment fee equal to 0.25% per annum on the average daily unused portion of the revolving commitment, payable monthly to the Agent for the ratable benefit of the lenders.
The ABL Credit Facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, including certain real estate, subject to certain exceptions and exclusions as set forth in the ABL Credit Facility and other loan documents, including the Pledge and Security Agreement (the “Pledge Agreement”) entered into by the Company and the Agent contemporaneously with their execution of the ABL Credit Facility.
The ABL Credit Facility contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the ability of the Company to incur indebtedness, to create liens, to merge or consolidate, to make dispositions, to make restricted payments such as dividends, distributions or equity repurchases, to make investments or undertake acquisitions, to prepay other indebtedness, to enter into certain transactions with affiliates, to enter into sale and leaseback transactions, or to enter into any restrictive agreements. In addition, the ABL Credit Facility requires the Company to abide by certain financial covenants calculated for the Company and its subsidiaries as noted above.
The ABL Credit Facility contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other material indebtedness, certain change in control events, voluntary or involuntary bankruptcy proceedings, certain judgments or decrees, failure of the ABL Credit Facility or other loan documents to be in full force and effect, certain ERISA events and judgments. The ABL Credit Facility also contains certain prepayment provisions, representations, warranties and conditions. As of June 30, 2019, the Company was in compliance with all debt covenants under the ABL Credit Facility.
Under the ABL Credit Facility, all collections on account of collateralized accounts receivable are required to be deposited into lock boxes that are subject to the control of the administrative agent (“Agent”) for the ABL Credit Facility (“Agent-Controlled Lock Boxes”). All funds deposited into Agent-Controlled Lock Boxes are swept daily and are required to be applied by the Agent as repayments of amounts owed by the Company under the ABL Credit Facility. Accordingly, the Company has classified its outstanding loan balance under the ABL Credit Facility as a current liability. The outstanding balance under the ABL Credit Facility as of June 30, 2019 and March 31, 2019 was $43,661,000 and $26,139,000, respectively. As of June 30, 2018, there was $40,000,000 outstanding under the Company's Prior Credit Facility classified as a long term liability.
The Company leases certain equipment under finance leases which is classified in the accompanying balance sheets as follows (in thousands):

	June 30, 2019	March 31, 2019	June 30, 2018
Current portion of long-term debt	$11	$145	$73
Long-term debt, net of current portion	10	13	102
	$21	$158	$175
The Company also finances certain equipment which is classified in the accompanying balance sheets as follows (in thousands):

	June 30, 2019	March 31, 2019	June 30, 2018
Current portion of long-term debt	$68	$173	$156
Long-term debt, net of current portion	—	—	68
	$68	$173	$224

(8)	COMMITMENTS AND CONTINGENCIES
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(9)	FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company historically used certain derivative financial instruments as part of its risk management strategy to reduce interest rate and foreign currency risk. The Company recognized all derivatives on the consolidated balance sheets at fair value based on quotes obtained from financial institutions. As of March 31, 2019, the interest rate swap agreement was discontinued and the fair value of the interest rate swap agreement as of March 31, 2019 of $580,000 was reclassified into earnings with a realized loss included in other expense (income), net in the consolidated statement of operations and comprehensive income (loss). There was no interest rate swap agreement as of June 30, 2019. There were no foreign currency contracts outstanding as of June 30, 2019 and March 31, 2019.
The Company maintains a nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets as of June 30, 2019 and March 31, 2019.
The Company maintains life insurance policies in connection with the Deferred Comp Plan discussed above. The Company also maintains two life insurance policies in connection with separate deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from insurance companies as of June 30, 2019 and March 31, 2019.
In connection with the acquisition of Fitlosophy in fiscal 2019, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The estimated fair value of the contingent earn-out consideration is determined using a Monte Carlo simulation discounted to a present value which is accreted over the earn-out period. The contingent consideration liability is included in accrued other expenses in the consolidated balance sheets as of June 30, 2019 and March 31, 2019.
Selected information relating to the aforementioned contingent consideration follows (in thousands):

Contingent Earn-out Consideration
Estimated fair value as of June 1, 2018	$1,600
Accretion	64
Remeasurement adjustment	(298)
Contingent Earn-out Consideration as of March 31, 2019	1,366
Accretion	16
Contingent Earn-out Consideration as of June 30, 2019	$1,382
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheets as of June 30, 2019 and March 31, 2019 (in thousands):

	June 30, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$2,805	$—	$2,805	$—
Total assets	$2,805	$—	$2,805	$—
Liabilities:
Contingent earn-out consideration	$1,382	$—	$—	$1,382
Deferred compensation plans	1,263	1,263	—	—
Total liabilities	$2,645	$1,263	$—	$1,382

	March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$2,765	$—	$2,765	$—
Total assets	$2,765	$—	$2,765	$—
Liabilities:
Contingent earn-out consideration	$1,366	$—	$—	$1,366
Interest rate swap agreement	580	—	580	—
Deferred compensation plans	1,156	1,156	—	—
Total liabilities	$3,102	$1,156	$580	$1,366
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
As discussed in Note 2, a subsidiary of the Company acquired substantially all of the business and net assets of Fitlosophy on June 1, 2018 and determined that the aggregate fair value of acquired intangible assets, consisting of tradenames, was $2,032,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). The Company determined that the aggregate fair value of the acquired inventory in the Fitlosophy acquisition was $452,000, which was estimated as the selling price less costs of disposal (Level 2). The Company estimated the fair value of the Fitlosophy contingent earn-out consideration of $1,600,000 using a Monte Carlo simulation discounted to a present value (Level 3).

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. In the first quarter of fiscal 2019, the Company recorded an impairment charge of $1,390,000 due to impairment of goodwill associated with the acquisition of Fitlosophy. See Note 2 and 6 for further discussion.

(10)	INCOME TAXES
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. A significant piece of objective negative evidence evaluated in fiscal 2019 was the cumulative U.S. pretax loss incurred over the then most recent three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future taxable income. On the basis of that evaluation, as of December 31, 2018, a full valuation allowance was recorded to fully offset the U.S. net deferred tax assets, as they more likely than not will not be realized. Management updated this assessment as of June 30, 2019, and concluded that the full valuation allowance for U.S. net deferred tax assets is still required.
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

(11)	RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected not to reclassify any stranded tax effects resulting from the Tax Act from accumulated other comprehensive income (loss) to retained earnings.

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
*Build a collaborative, One CSS culture - Communication, accountability, diversity
Approximately 70% of the Company’s net sales are attributable to products within our craft and gift categories, with the remainder attributable to products in the seasonal category. The craft product category reflects products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids crafts. Craft products are sold to mass market, specialty, and online retailers and are generally ordered on a replenishment basis throughout the year. The gift product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Gift products are primarily sold into mass, specialty, and online retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year. The seasonal product category is defined as products designed, produced and sold to mass market and online retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment.
The Company has relatively high market share in many products across its categories. Most of these markets have declined in recent years. The Company continues to confront significant price pressure as its competitors source certain products from overseas and its customers increase direct sourcing from overseas factories. Increasing customer concentration has augmented customers' bargaining power, which has also contributed to price pressure. In recent fiscal years, the Company has experienced lower sales in certain Christmas product lines, craft ribbon product lines, gift stationery product lines, its infant product line, and in its non-retail packaging and floral product lines due to factors such as continued price pressure, inventory destocking, as well as a decline in brick and mortar retail traffic.
The Company has taken several measures to respond to sales volume, cost and price pressures. The Company believes it continues to have strong core product offerings which have allowed it to operate effectively in this competitive market. In addition, the Company is pursuing new product initiatives related to craft, gift and seasonal products, including new licensed and non-licensed product offerings, as well as increased investment in omni-channel offerings.
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
The Company will continue to build on existing relationships with craft, gift and seasonal customers by expanding and diversifying its product lines and thereby growing its presence in the largest retailers in North America. This includes both capitalizing on opportunities for organic growth in existing businesses as well as acquiring companies which fit into appropriate acquisition parameters. Though we are pausing on acquisitions in the near term, we will continue to actively meet with craft, gift and seasonal companies to review and assess potential acquisition targets. Historically, significant revenue growth at CSS has come through acquisitions. Over the long term, management anticipates that it will continue to consider acquisitions as a strategy to stimulate growth.
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy, Inc. ("Fitlosophy") for $2,500,000 in cash. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The contingent consideration payments will be paid, if at all, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. As of March 31, 2019 and June 30, 2019, we updated our assessment of the fair value of the contingent consideration to be $1,366,000 and $1,382,000, respectively, which is included in accrued other expenses in the consolidated balance sheets. Refer to Note 9 for subsequent accretion charges and June 30, 2019 balance. Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. The Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of June 30, 2019, March 31, 2019 and June 30, 2018, the Company had no goodwill.
RESULTS OF OPERATIONS
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.
The following table presents the key results of our operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net sales	$57,537	$64,127
Gross Profit	12,106	11,647
Selling, general and administrative expenses	23,047	28,929
Restructuring expenses	2,054	—
Impairment of goodwill	—	1,390
Interest expense (income), net	928	262
Other expense (income), net	(87)	(117)
Income tax expense	412	(341)
Net income (loss)	(14,248)	(18,476)
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net sales for the three months ended June 30, 2019 decreased to $57,537,000 from $64,127,000 in the three months ended June 30, 2018. This decrease was driven by a $4,211,000 decrease in gift sales and a $2,750,000 decrease in seasonal sales, partially offset by an increase of $371,000 in craft sales that was driven by higher replenishment of ribbons and buttons. The decrease in gift sales was primarily due to lower replenishment orders of social stationery products, packaging and wholesale products and everyday trim-a-package products. The decrease in seasonal sales was primarily due to the previously announced exit of the Company’s sports-licensed back-to-school product line.

Gross profit for the three months ended June 30, 2019 increased to $12,106,000 from $11,647,000 in the three months ended June 30, 2018. The increase in gross profit was primarily driven by $4,708,000 of lower inventory step-up amortization and $1,227,000 of lower integration costs, which was partially offset by lower sales volume and customer mix of $4,316,000, and higher supply chain costs of $1,185,000.
Selling, general and administrative ("SG&A") expenses of $23,047,000 in the three months ended June 30, 2019 decreased from $28,929,000 in the three months ended June 30, 2018 primarily due to lower personnel related costs of $3,868,000. Further decreases in SG&A were driven by lower consulting and technology costs of $826,000, lower product development costs of $250,000, and lower travel related expenses of $504,000.
Restructuring expenses of $2,054,000 were recorded in the three months ended June 30, 2019 associated with the performance improvement initiative, as well as the Company's strategic business initiative. See further discussion of these restructuring initiatives in Note 3 to the consolidated financial statements. There were no such restructuring expenses recorded in the three months ended June 30, 2018.
An impairment of goodwill of $1,390,000 was recorded in the three months ended June 30, 2018 associated with the acquisition of Fitlosophy on June 1, 2018. See further discussion in Notes 2 and 6 to the consolidated financial statements. There was no such impairment recorded in the three months ended June 30, 2019.
Interest expense, net of $928,000 in the three months ended June 30, 2019 increased from $262,000 in the three months ended June 30, 2018 primarily due to the write-off of deferred financing transaction costs of $344,000.
Other income, net of $87,000 in the three months ended June 30, 2019 decreased from $117,000 in the three months ended June 30, 2018 primarily due to a decrease in royalty income.
Income tax expense (benefit), as a percentage of income (loss) before income taxes, was (3)% and 2% in the three months ended June 30, 2019 and 2018, respectively. The change was primarily attributable to the impact of a valuation allowance that fully offset the Company’s U.S. net deferred tax assets as of June 30, 2019, but not as of June 30, 2018.
The net loss for the three months ended June 30, 2019 was $14,248,000, or $1.61 per diluted share compared to net loss of $18,476,000, or $2.03 per diluted share for the three months ended June 30, 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2019, the Company had working capital of $70,235,000 and stockholders’ equity of $175,499,000. Operating activities used net cash of $17,335,000 during the three months ended June 30, 2019 compared to $15,404,000 in the three months ended June 30, 2018. Net cash used for operating activities during the three months ended June 30, 2019 reflected our working capital requirements which resulted in an increase in inventory of $11,417,000 due to the normal seasonal inventory build necessary for the fiscal 2020 shipping season, a decrease in accounts receivable of $7,466,000, a decrease in accounts payable of $3,365,000 and a decrease in accrued expenses and long-term obligations of $2,512,000. Included in net income (loss) for the three months ended June 30, 2019 were non-cash charges such as depreciation and amortization of $3,215,000, amortization of operating lease right-of-use assets of $2,272,000, amortization of inventory step-up of $284,000, amortization of financing transaction costs of $115,000, write-off of financing transaction costs of $344,000, provision for accounts receivable allowances of $659,000, and share-based compensation of $73,000. Net cash used for operating activities during the three months ended June 30, 2018 reflected our working capital requirements which resulted in an increase in inventories of $20,312,000 due to the normal seasonal inventory build necessary for the fiscal 2019 shipping season, a decrease in accounts receivable of $10,709,000, an increase in accounts payable of $4,995,000, and a decrease in accrued expenses and long-term obligations of $1,624,000. Included in net income (loss) for the three months ended June 30, 2018 were non-cash charges for amortization of inventory step-up of $5,043,000, depreciation and amortization of $3,297,000, impairment of goodwill of $1,390,000 associated with the acquisition of Fitlosophy, provision for accounts receivable allowances of $733,000, share-based compensation of $471,000 and deferred tax benefit of $218,000.
Our investing activities used net cash of $3,405,000 in the three months ended June 30, 2019, consisting of capital expenditures of $3,464,000 primarily related to information technology and other integration projects. In the three months ended June 30, 2018, our investing activities used net cash of $8,159,000, consisting of capital expenditures of $3,159,000, the purchase of Fitlosophy of $2,500,000 and the final payment of purchase price of $2,500,000 related to the Simplicity business previously acquired.
Our financing activities provided net cash of $15,900,000 in the three months ended June 30, 2019, consisting primarily of net borrowings of $17,522,000, partially offset by payments of financing transaction costs of $1,340,000. In the three months ended June 30, 2018, our financing activities used net cash of $1,881,000, consisting primarily of payments of cash dividends of $1,824,000.

The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels, approximately 64% of the Company's annual net sales in fiscal 2019, and operating profits in the second and third quarters of the Company’s fiscal year. As payment for seasonal related products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. As such, the Company relies on seasonal borrowings under its ABL Credit Facility, cash on hand and cash generated from its operations to meet its liquidity requirements throughout the year.
On March 7, 2019, the Company entered into a $125,000,000 asset based senior secured credit facility with three banks (the “ABL Credit Facility”). The Company used the proceeds from borrowings under the ABL Credit Facility to repay in full the Company’s prior credit facility with two banks (the “Prior Credit Facility”), under which the maximum credit available to the Company at any one time (the “Committed Amount”) was $50,000,000 at the time the Prior Credit Facility was repaid and terminated on March 7, 2019. On May 23, 2019, the Company entered into a Second Amendment (the “Amendment”) to the ABL Credit Facility. The Amendment reduced the maximum amount available under the revolving credit facility from $125,000,000 to $100,000,000. Availability under the Amendment is equal to the lesser of $100,000,000 or a Borrowing Base (as defined in the Amendment), in each case minus (i) revolving loans outstanding and (ii) $15,000,000 until the Agent’s receipt of a compliance certificate demonstrating compliance with the amended financial covenants. For information concerning the ABL Credit Facility, see Note 7 to the consolidated financial statements. As of June 30, 2019, there was $43,661,000 outstanding under the Company’s ABL Credit Facility.
Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.
The Company had approximately $68,000 of other debt outstanding and approximately $21,000 of finance leases outstanding as of June 30, 2019.
As of June 30, 2019, the Company’s letter of credit commitments are as follows (in thousands):

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
In connection with the acquisition of Fitlosophy on June 1, 2018, the Company recorded a contingent earn-out obligation of $1,600,000. See further discussion in Notes 2 and 9 to the consolidated financial statements.
As of June 30, 2019, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 81 employees as of June 30, 2019, CSS employees are not represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020. Historically, we have been successful in renegotiating expiring agreements without any disruption of operating activities.
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
The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue; the assessment of the recoverability of other intangible and long-lived assets; the valuation of inventory and accounts receivable and resolution of litigation and other proceedings. With the exception of leases (see Note 5 to the consolidated financial statements), there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
ACCOUNTING PRONOUNCEMENTS
See Note 11 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.
FORWARD-LOOKING STATEMENTS
Any statements contained in this report that do not describe historical facts, including estimates and other statements regarding matters that are to occur in the future, as well as statements regarding future operations, are neither promises nor guarantees and may constitute “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Any such forward-looking statements contained herein are based on current assumptions, estimates and expectations, but are subject to a number of known and unknown risks and significant business, economic and competitive uncertainties that may cause actual results to differ materially from expectations. Numerous factors could cause actual future results to differ materially from current expectations expressed or implied by such forward-looking statements, including the risks and other risk factors detailed in various publicly available documents filed by CSS from time to time with the Securities and Exchange Commission (SEC), which are available at www.sec.gov, including but not limited to, such information appearing under the caption “Risk Factors” in CSS’ Annual Report on Form 10-K filed with the SEC on May 31, 2019. Any forward-looking statements should be considered in light of those risk factors. CSS cautions readers not to rely on any such forward-looking statements, which speak only as of the date they are made. CSS disclaims any intent or obligation to publicly update or revise any such forward-looking statements to reflect any change in Company expectations or future events, conditions or circumstances on which any such forward-looking statements may be based, or that may affect the likelihood that actual results may differ from those set forth in such forward-looking statements.
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

(a)
Changes in Internal Controls. The Company implemented the new lease accounting standard under Accounting Standards Codification Topic 842 as of April 1, 2019. In connection with this change, the Company implemented certain modifications to internal controls over financial reporting, including the documentation of the policy regarding the new accounting for leases, implementation of processes to address various judgments and assessments necessary during the life of a lease, as well as implementing new controls to capture the expanded disclosures required under Accounting Standards Codification Topic 842.

Except as described above, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit 10.1
Amendment No. 2 to Credit Agreement, dated as of May 23, 2019, among CSS Industries, Inc., as borrower, certain subsidiaries of CSS Industries, Inc., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, and Bank of America, N.A. and KeyBank National Association, as a lender (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2019).

Exhibit 10.2
Cooperation Agreement dated as of June 28, 2019, by and among CSS Industries, Inc., Varana Capital LLC, Varana Capital Partners, LP, Varana Capital Focused, LP, Stone Bay Varana, LLC, Philip R. Broenniman and Ezra M. Gardner (incorporated by refernce to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 3, 2019).

Exhibit 10.3	CSS Industries, Inc. FY 2020 Management Incentive Program Criteria (filed herewith).
Exhibit 10.4	Grant Instrument for performance-based restricted stock units with adjusted EBITDA performance condition granted May 28, 2019 (filed herewith).
Exhibit 10.5	Grant Instrument for performance-based restricted stock units with net sales performance condition granted May 28, 2019 (filed herewith).
*Exhibit 31.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the Chief Executive Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the Chief Financial Officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS Industries, Inc.
(Registrant)

Date: August 2, 2019	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer)

Date: August 2, 2019	By:	/s/ Keith W. Pfeil
Keith W. Pfeil
Executive Vice President – Finance and Chief Financial Officer
(principal financial officer)