Form 10-Q
period 2019-09-30
CSS INDUSTRIES INC
filed 2019-11-14
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of November 11, 2019, there were 8,880,297 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net sales	$95,974	$112,901	$153,511	$177,028
Cost of sales	71,255	88,220	116,686	140,700
Gross profit	24,719	24,681	36,825	36,328
Selling, general and administrative expenses	20,439	28,348	43,486	57,277
Restructuring expenses	741	2,127	2,795	2,127
Impairment of goodwill	—	—	—	1,390
Operating income (loss)	3,539	(5,794)	(9,456)	(24,466)
Interest expense (income), net	721	434	1,649	696
Other expense (income), net	(989)	(166)	(1,076)	(283)
Income (loss) before income taxes	3,807	(6,062)	(10,029)	(24,879)
Income tax expense (benefit)	325	(1,152)	737	(1,493)
Net income (loss)	$3,482	$(4,910)	$(10,766)	$(23,386)

Net income (loss) per common share:
Basic	$0.39	$(0.54)	$(1.22)	$(2.57)
Diluted	$0.39	$(0.54)	$(1.22)	$(2.57)

Weighted average shares outstanding:
Basic	8,875	9,057	8,857	9,088
Diluted	8,892	9,057	8,857	9,088

Net income (loss)	$3,482	$(4,910)	$(10,766)	$(23,386)
Other comprehensive income (loss), net:
Currency translation adjustments:	(304)	(246)	(519)	(966)
Total currency translation gain (loss)	(304)	(246)	(519)	(966)
Interest rate swap agreement:
Fair value adjustment, net of tax $124 for the three months, and $183 for the six months ended September 30, 2018	—	211	—	476
Total effects of interest rate swap agreement	—	211	—	476
Other comprehensive income (loss), net:	(304)	(35)	(519)	(490)
Comprehensive income (loss)	$3,178	$(4,945)	$(11,285)	$(23,876)
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2019	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,155	$17,100	$15,112
Accounts receivable, net of allowances of $231, $2,198 and $1,757	81,658	53,835	101,762
Inventories	105,009	96,231	116,350
Asset held for sale	131	131	2,391
Prepaid expenses and other current assets	10,351	12,568	13,660
Total current assets	202,304	179,865	249,275
Property, plant and equipment, net	50,482	50,920	49,657
Operating lease right-of-use assets	46,948	—	—
Deferred income taxes	—	—	12,486
Intangible assets, net	35,821	40,285	56,494
Other assets	14,949	14,525	10,487
Total assets	$350,504	$285,595	$378,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$50,381	$26,139	$21,185
Current portion of long-term debt	39	316	231
Accounts payable	36,652	27,916	37,696
Accrued payroll and other compensation	6,485	6,962	11,164
Accrued customer programs	11,870	12,101	16,171
Accrued income taxes	349	—	—
Accrued other expenses	13,190	14,468	16,050
Current portion of operating lease liabilities	7,304	—	—
Total current liabilities	126,270	87,902	102,497
Long-term debt, net of current portion	7	13	40,111
Deferred income taxes	618	619	1,218
Operating lease liabilities	38,878	—	—
Other long-term obligations	5,863	7,130	10,964
Total liabilities	171,636	95,664	154,790
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, Class 2, $.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at September 30, 2019, March 31, 2019 and September 30, 2018	1,470	1,470	1,470
Additional paid-in capital	61,185	60,921	59,934
Retained earnings	265,147	277,613	311,387
Accumulated other comprehensive income (loss), net of tax	(54)	465	673
Common stock in treasury, 5,824,025 shares at September 30, 2019, 5,865,846 shares at March 31, 2019 and 5,813,926 shares at September 30, 2018, at cost	(148,880)	(150,538)	(149,855)
Total stockholders' equity	178,868	189,931	223,609
Total liabilities and stockholders' equity	$350,504	$285,595	$378,399
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(10,766)	$(23,386)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	6,481	6,721
Amortization of operating lease right-of-use assets	4,603	—
Amortization of inventory step-up	284	8,889
Amortization of financing transaction costs	252	20
Accretion of asset retirement obligation	64	62
Accretion of contingent earn-out consideration	26	—
Change in valuation of contingent earn-out consideration	(1,392)	—
Write-off of deferred financing transaction costs	344	—
Impairment of property, plant and equipment	—	1,570
Impairment of goodwill	—	1,390
Provision for accounts receivable allowances	1,318	1,867
Deferred tax (benefit) provision	(10)	(2,414)
Share-based compensation expense	264	1,057
Loss (gain) on sale or disposal of assets	—	4
Changes in assets and liabilities, net of effects of purchase of a business:
Accounts receivable	(29,280)	(40,323)
Inventories	(9,263)	(22,661)
Prepaid expenses and other assets	2,376	(2,283)
Accounts payable	10,303	17,022
Lease liabilities	(4,064)	—
Accrued expenses and long-term obligations	106	6,644
Net cash used for operating activities	(28,354)	(45,821)
Cash flows from investing activities:
Final payment of purchase price for a business previously acquired	—	(2,500)
Purchase of a business	—	(2,500)
Purchase of property, plant and equipment	(5,985)	(5,891)
Purchase of company owned life insurance policy	—	(750)
Proceeds from sale of fixed assets	140	—
Net cash used for investing activities	(5,845)	(11,641)
Cash flows from financing activities:
Borrowings on credit facility	104,292	21,185
Payments on credit facility	(80,050)	—
Payments on long-term debt	(283)	(114)
Dividends paid	—	(3,633)
Purchase of treasury stock	—	(3,393)
Payment of financing transaction costs	(1,699)	(33)
Tax effect on stock awards	(42)	—
Net cash provided by financing activities	22,218	14,012
Effect of exchange rate changes on cash	36	2
Net decrease in cash and cash equivalents	(11,945)	(43,448)
Cash and cash equivalents at beginning of period	17,100	58,560
Cash and cash equivalents at end of period	$5,155	$15,112
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2019	14,703,084	$1,470	$60,921	$277,613	$465	(5,865,846)	$(150,538)	$189,931
Share-based compensation expense	—	—	73	—	—	—	—	73
Issuance of common stock under equity plan	—	—	—	(782)	—	15,611	740	(42)
Other comprehensive income (loss)	—	—	—	—	(215)	—	—	(215)
Net income (loss)	—	—	—	(14,248)	—	—	—	(14,248)
Balance, June 30, 2019	14,703,084	1,470	60,994	262,583	250	(5,850,235)	(149,798)	175,499
Share-based compensation expense	—	—	191	—	—	—	—	191
Issuance of common stock under equity plan	—	—	—	(918)	—	26,210	918	—
Other comprehensive income (loss)	—	—	—	—	(304)	—	—	(304)
Net income (loss)	—	—	—	3,482	—	—	—	3,482
Balance, September 30, 2019	14,703,084	$1,470	$61,185	$265,147	$(54)	(5,824,025)	$(148,880)	$178,868

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2018	14,703,084	$1,470	$58,877	$339,088	$1,163	(5,583,338)	$(146,903)	$253,695
Share-based compensation expense	—	—	471	—	—	—	—	471
Cash dividends ($.20 per common share)	—	—	—	(1,827)	—	—	—	(1,827)
Other comprehensive income (loss)	—	—	—	—	(455)	—	—	(455)
Net income (loss)	—	—	—	(18,476)	—	—	—	(18,476)
Balance, June 30, 2018	14,703,084	1,470	59,348	318,785	708	(5,583,338)	(146,903)	233,408
Share-based compensation expense	—	—	586	—	—	—	—	586
Purchase of treasury shares	—	—	—	—	—	(249,908)	(3,628)	(3,628)
Issuance of common stock under equity plan	—	—	—	(676)	—	19,320	676	—
Cash dividends ($.20 per common share)	—	—	—	(1,812)	—	—	—	(1,812)
Other comprehensive income (loss)	—	—	—	—	(35)	—	—	(35)
Net income (loss)	—	—	—	(4,910)	—	—	—	(4,910)
Balance, September 30, 2018	14,703,084	$1,470	$59,934	$311,387	$673	(5,813,926)	$(149,855)	$223,609

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

Foreign Currency Translation and Transactions
The Company's foreign subsidiaries generally use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and all income and expense accounts at average rates during the period. Translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions (denominated in currencies other than the local currency) are not material and are included in other expense (income), net in the consolidated statements of operations and comprehensive income (loss).
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

	September 30, 2019	March 31, 2019	September 30, 2018
Raw material	$13,898	$14,246	$14,212
Work-in-process	18,258	16,816	15,616
Finished goods	72,853	65,169	86,522
	$105,009	$96,231	$116,350
In connection with the acquisitions of substantially all of the net assets and business of The McCall Pattern Company on December 13, 2016, Simplicity Creative Group ("Simplicity") on November 3, 2017 and Fitlosophy, Inc. ("Fitlosophy") on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, at the date of each such acquisition. This was a result of the acquired inventory being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of September 30, 2019, March 31, 2019 and September 30, 2018 was $0, $284,000 and $2,076,000, respectively.
Asset Held for Sale
Asset held for sale of $131,000 as of September 30, 2019 and March 31, 2019 represents a distribution facility in Danville, Pennsylvania, which the Company sold on October 29, 2019 for $750,000. On the closing date, the Company received cash proceeds of $708,000 after closing costs. The Company also incurred additional legal costs of approximately $24,000 to sell the facility. Asset held for sale of $2,391,000 as of September 30, 2018, which represented a distribution facility in Havant, England, was sold in the fourth quarter of fiscal 2019.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	September 30, 2019	March 31, 2019	September 30, 2018
Land	$5,738	$5,738	$6,372
Buildings, leasehold interests and improvements	40,125	40,893	42,345
Machinery, equipment and other	119,157	113,946	108,595
	165,020	160,577	157,312
Less - Accumulated depreciation and amortization	(114,538)	(109,657)	(107,655)
Net property, plant and equipment	$50,482	$50,920	$49,657

Depreciation expense was $2,469,000 and $2,124,000 for the quarters ended September 30, 2019 and 2018, respectively, and was $4,883,000 and $4,154,000 for the six months ended September 30, 2019 and 2018, respectively.
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
Long-Lived Assets including Other Intangible Assets and Property, Plant and Equipment
The Company performs an annual impairment test of the carrying amount of indefinite-lived intangible assets in the fourth quarter of its fiscal year. Additionally, the Company would perform its impairment testing at an interim date if events or circumstances indicate that intangibles might be impaired.
Other indefinite lived intangible assets consist of tradenames which are required to be tested annually for impairment. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. The fair value of the Company’s tradenames is calculated using a “relief from royalty payments” methodology. This approach involves first estimating reasonable royalty rates for each trademark and then applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine the fair value. The royalty rate is estimated using both a market and income approach. The market approach relies on the existence of identifiable transactions in the marketplace involving the licensing of tradenames similar to those owned by the Company. The income approach uses a projected pretax profitability rate relevant to the licensed income stream. The Company believes the use of multiple valuation techniques results in a more accurate indicator of the fair value of each tradename. This fair value is then compared with the carrying value of each tradename to determine if impairment exists.
Long-lived assets (including property, plant and equipment), except for indefinite lived intangible assets, are reviewed for impairment when events or circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are recorded at the lower of their carrying value or estimated net realizable value.

There were no triggering events identified during the six months ended September 30, 2019 that required interim impairment testing for long-lived assets. The Company recorded an impairment of property, plant and equipment of $1,570,000 in the second quarter of fiscal 2019 related to a restructuring plan to combine its operations in the United Kingdom. See Note 3 for further discussion of this restructuring and Note 6 for further information on other intangible assets.
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
Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring the goods. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variable consideration consists of revenues that are subject to reductions to the transaction price for customer programs, which may include special pricing arrangements for specific customers, volume incentives and other promotions. The Company has significant historical experience with customer programs and estimates the expected consideration considering historical trends. The related reserves are included in accrued customer programs in the consolidated balance sheets. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. In limited cases, the Company may provide the right to return product to certain customers. The Company also records estimated reductions to revenue, based primarily on known claims, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are included in accrued customer programs in the September 30, 2019 consolidated balance sheet and in accounts receivable, net of allowances in the March 31, 2019 and September 30, 2018 consolidated balance sheets. If the amount of actual customer returns and chargebacks were to increase or decrease from the estimated amount, revisions to the estimated reserve would be recorded.
The Company treats shipping and handling activities that occur until the customer has obtained control of a good as an activity to fulfill the promise to transfer the product. Costs related to shipping of product are recorded as incurred and classified in cost of sales in the consolidated statements of operations and comprehensive income (loss).
Payment terms with customers vary by customer, but generally range from 30 to 90 days. Certain seasonal revenues have extended payment terms in accordance with general industry practice. Since the term between invoicing and expected payment is less than one year, the Company does not adjust the transaction price for the effects of a financing component.
Sales commissions are earned and recognized as expense as the related revenue is recognized at a point in time. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Taxes collected from customers are excluded from revenue and credited directly to obligations to the appropriate governmental agencies.
The Company operates as a single reporting segment, engaged in the creative development, manufacture, procurement, distribution, and sale of craft, gift and seasonal products, primarily to mass market retailers in the United States.
The following represents our net sales disaggregated by product category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Craft	$35,001	$42,472	70,660	77,760
Gift	23,630	30,614	43,459	54,654
Seasonal	37,343	39,815	39,392	44,614
Total	$95,974	$112,901	$153,511	$177,028
Net Income (Loss) Per Common Share
Due to the Company's net losses for the six months ended September 30, 2019 and the three- and six months ended September 30, 2018, potentially dilutive securities of 587,000 shares, 525,000 shares and 525,000 shares, respectively, consisting of outstanding stock options and unearned time-based restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect. The Company excluded 275,000 shares, consisting of outstanding stock options, from the diluted net income per common share calculation for the three months ended September 30, 2019 due to their antidilutive effect. Market-based and performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted-average shares until the market or performance conditions are met even when the Company is profitable for the respective period.
Components of Accumulated Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Accumulated effect of currency translation adjustment:
Balance at beginning of period	$(203)	$268	$12	$988
Currency translation adjustment during period	(304)	(246)	(519)	(966)
Balance at end of period	$(507)	$22	$(507)	$22

Accumulated effect of pension and postretirement benefits:
Balance at beginning and end of period	$453	$259	$453	$259

Accumulated effect interest rate swap agreement:
Balance at beginning of period	$—	$181	$—	$(84)
Fair value adjustment	—	211	—	476
Balance at end of period	$—	$392	$—	$392

(2)	ACQUISITIONS
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. If earned, the contingent consideration payments will be paid, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). No such payments of contingent consideration have been earned or paid as of September 30, 2019. At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value. See further discussion of subsequent adjustments to the fair value of the contingent earn-out consideration in Note 9 to the consolidated financial statements.
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
Business Restructuring
In the first quarter of fiscal 2019, the Company announced a restructuring plan to combine its operations in the United Kingdom and Australia, respectively. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of (i) redundant back office functions; (ii) certain staffing positions and (iii) excess distribution and warehouse capacity, and was substantially completed in the second quarter of fiscal 2019. Commencing in the second quarter of fiscal 2019, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments as part of this restructuring plan. Also, in connection with this restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000 in the second quarter of fiscal 2019, which was included in restructuring expenses. As of September 30, 2019 and September 30, 2018, the remaining liability of $9,000 and $503,000, respectively, was classified in accrued other expenses in the accompanying consolidated balance sheets.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Restructuring reserve as of March 31, 2019	$1	$24	$14	$39
Charges (reversals) to expense	(1)	(24)	3	(22)
Cash paid	—	—	(6)	(6)
Restructuring reserve as of June 30, 2019	—	—	11	11
Cash paid	—	—	(2)	(2)
Restructuring reserve as of September 30, 2019	$—	$—	$9	$9
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Initial reserve	$297	$127	$133	$557
Cash paid	—	(13)	(41)	(54)
Restructuring reserve as of September 30, 2018	$297	$114	$92	$503
Strategic Business Initiative
In the third quarter of fiscal 2019, the Company announced that it engaged an international consulting firm to perform a comprehensive review of its operating structure with the goal of improving the alignment of processes across the business, as the Company continues to integrate recent acquisitions and evaluate its portfolio. Commencing in the third quarter of fiscal 2019, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments in connection with this initiative. As of September 30, 2019, the remaining liability of $223,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Restructuring reserve as of March 31, 2019	$634
Cash paid	(212)
Restructuring reserve as of June 30, 2019	422
Cash paid	(196)
Charges (reversals) to expense	(3)
Restructuring reserve as of September 30, 2019	$223
Performance Improvement Initiative
In the first quarter of fiscal 2020, the Company announced a restructuring plan with the goal of reducing the Company’s cost base to improve business performance, profitability and cash flow generation. Commencing in the first quarter of fiscal 2020, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments in connection with this initiative. As of September 30, 2019, the remaining liability of $820,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial reserve	$2,076
Cash paid	(490)
Restructuring reserve as of June 30, 2019	1,586
Cash paid	(461)
Charges (reversals) to expense	(305)
Restructuring reserve as of September 30, 2019	$820
Resource Alignment Initiative
In the second quarter of fiscal 2020, the Company announced a restructuring plan with the goal of reducing the Company's cost base by improving the alignment of resources with the current operating structure. Commencing in the second quarter of fiscal 2020, the Company recorded an initial restructuring reserve and has made cash payments in connection with this initiative. As of September 30, 2019, the remaining liability of $1,029,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial reserve	$1,049
Cash paid	(20)
Restructuring reserve as of September 30, 2019	$1,029

(4)	SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Service-based stock options outstanding as of September 30, 2019 become exercisable at the rate of 25% per year commencing one year after the date of grant. Market-based stock options outstanding as of September 30, 2019 become exercisable only if certain market conditions and service requirements are satisfied, and the dates on which they become exercisable will depend on the period in which such market conditions and service requirements are met, if at all, except that vesting and exercisability are accelerated upon a change of control. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: (i) the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date or (ii) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the grant date. Service-based RSUs granted to directors and outstanding as of September 30, 2019 will vest on July 31, 2020. Market-based and performance-based RSUs outstanding as of September 30, 2019 will vest only if certain market or performance conditions and service requirements have been met, and the dates on which they vest will depend on the period in which such market or performance conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. The Company recognizes grants, cancellations, and forfeitures as they occur. As of September 30, 2019, there were 574,355 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan is estimated on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the first six months of fiscal 2020 and fiscal 2019. As of September 30, 2019, there were 275,000 outstanding stock options.
The fair value of each performance-based and service-based RSU granted to employees is estimated on the grant date based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate when applicable. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards when applicable, is estimated on the day of grant based on the closing price of the Company's common stock. During the six months ended September 30, 2019 and 2018, the Company granted 285,985 and 189,013 RSUs, respectively, with a weighted average fair value per share of $5.67 and $14.65, respectively. As of September 30, 2019, there were 396,901 outstanding performance-based and service-based RSUs.
As of September 30, 2019, there was $353,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.4 years. As of September 30, 2019, there was $2,222,000 of total unrecognized compensation cost related to non-vested service-based, market-based and performance-based RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.8 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss)) was $191,000 and $586,000 in the three months ended September 30, 2019 and 2018, respectively, and $264,000 and $1,057,000 in the six months ended September 30, 2019 and September 30, 2018, respectively.

(5)	LEASES
The Company adopted ASC 842 as of April 1, 2019, using the modified retrospective transition approach wherein the Company applied the new lease standard at the adoption date. Accordingly, all periods prior to April 1, 2019 were presented in accordance with the previous ASC Topic 840 - Leases ("ASC 840"), and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in the recording of operating lease ROU assets of $51,486,000, operating lease liabilities of $50,180,000, a reduction of favorable lease assets of $2,866,000 and a reduction of net deferred rent liabilities of $1,560,000 as of April 1, 2019. Finance leases are not material to the Company and are not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the consolidated balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows.
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain equipment and vehicles. Leases with an initial term of 12 months or less, which are immaterial to the Company, are not recorded in the consolidated balance sheet. For all asset classes, the Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not recorded in the consolidated balance sheet.
ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on the adoption date for existing leases and on the commencement date for new leases based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the adoption date for existing leases and as of the commencement date for new leases in determining the present value of lease payments. The Company applies the portfolio approach based on the rate of interest that it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term to the development of its discount rates.
The components of lease costs are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Lease costs:
Operating lease costs	$2,865	$5,753
Variable operating lease costs	77	154
Total	$2,942	$5,907
Supplemental cash flow information is as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,061	$4,064
Total	$2,061	$4,064

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$51,597
Total	$—	$51,597

The aggregate future lease payments for operating leases as of September 30, 2019 is projected to be as follows (in thousands):

Remainder of fiscal 2020	$9,298
Fiscal 2021	8,542
Fiscal 2022	7,859
Fiscal 2023	6,600
Fiscal 2024	5,973
Thereafter	18,514
Total lease payments	56,786
Less: Interest	(10,604)
Present value of lease liabilities	$46,182
The future minimum lease payments associated with all non-cancelable lease obligations under ASC 840 as of March 31, 2019 is as follows (in thousands):

Fiscal 2020	$10,520
Fiscal 2021	9,360
Fiscal 2022	8,446
Fiscal 2023	7,364
Fiscal 2024	6,200
Thereafter	21,818
Total lease payments	$63,708
Weighted-average lease terms and discount rates are as follows:

September 30, 2019
Weighted-average remaining lease term (years) of operating leases	7.0
Weighted-average discount rate of operating leases	5.8%

(6)	GOODWILL, OTHER INTANGIBLE ASSETS AND LONG-LIVED ASSETS
During the first quarter of fiscal 2019, the Fitlosophy acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. During the first quarter of fiscal 2019, the Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of September 30, 2019, March 31, 2019 and September 30, 2018, the Company had no goodwill.
The change in the carrying amount of goodwill during the six months ended September 30, 2018 is as follows (in thousands):

Balance as of March 31, 2018	$—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of September 30, 2018	$—

The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	September 30, 2019		March 31, 2019		September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,054	$—	$15,054	$—	$24,353	$—
Customer relationships	44,037	25,288	44,037	23,942	48,657	21,968
Favorable lease contracts	—	—	3,882	1,016	3,882	657
Trademarks	2,435	790	2,435	645	2,435	499
Patents	1,466	1,124	1,466	1,059	1,164	999
Covenants not to compete	530	499	530	457	530	404
	$63,522	$27,701	$67,404	$27,119	$81,021	$24,527
Amortization expense related to intangible assets was $797,000 and $1,300,000 for the quarters ended September 30, 2019 and 2018, respectively, and was $1,598,000 and $2,567,000 for the six months ended September 30, 2019 and 2018. Based on the current composition of intangibles, amortization expense for the remainder of fiscal 2020 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2020	$1,586
Fiscal 2021	2,997
Fiscal 2022	2,900
Fiscal 2023	2,604
Fiscal 2024	2,518

(7)	SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS
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
On May 23, 2019, the Company entered into a Second Amendment (the “Amendment”) to the ABL Credit Facility. The Amendment reduced the maximum amount available under the revolving credit facility from $125,000,000 to $100,000,000. Availability under the Amendment is equal to the lesser of $100,000,000 or a Borrowing Base (as defined in the Amendment), in each case minus (i) revolving loans outstanding and (ii) $15,000,000 until the Agent’s receipt of a compliance certificate demonstrating compliance with the amended financial covenants. The Amendment requires the Company to not permit the Fixed Charge Coverage Ratio (as defined in the Amendment), as of the end of any calendar month (commencing with the twelve-month period ending March 31, 2020), to be less than 1.00 to 1.00. In addition, commencing with the month ending April 30, 2019 and continuing until the month ending March 31, 2020, the Company is required to have, at the end of each calendar month during such period, EBITDA for the corresponding period (which such period shall be based on a cumulative monthly build-up commencing with the month ending April 30, 2019) then ending of not less than the corresponding amount set forth in the Amendment. The Amendment also limits Capital Expenditures (as defined in the Amendment) for fiscal 2020 to $8,000,000 or less. The $15,000,000 availability block mentioned above was reduced to $10,000,000 for the period beginning August 20, 2019 to September 10, 2019, $11,000,000 for the period beginning September 10, 2019 to September 24, 2019, and $12,500,000 for the period beginning September 24, 2019 to October 4, 2019.
Permitted Acquisitions (as defined in the ABL Credit Facility) are no longer permitted under the Amendment, and certain Restricted Payments (as defined in the ABL Credit Facility), including dividends previously allowed based upon meeting certain leverage ratio and average Availability (as defined in the ABL Credit Facility) criteria, are no longer allowed.
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
The ABL Credit Facility contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other material indebtedness, certain change in control events, voluntary or involuntary bankruptcy proceedings, certain judgments or decrees, failure of the ABL Credit Facility or other loan documents to be in full force and effect, certain ERISA events and judgments. The ABL Credit Facility also contains certain prepayment provisions, representations, warranties and conditions. As of September 30, 2019, the Company was in compliance with all debt covenants under the ABL Credit Facility.
Under the ABL Credit Facility, all collections on account of collateralized accounts receivable are required to be deposited into lock boxes that are subject to the control of the administrative agent (“Agent”) for the ABL Credit Facility (“Agent-Controlled Lock Boxes”). All funds deposited into Agent-Controlled Lock Boxes are swept daily and are required to be applied by the Agent as repayments of amounts owed by the Company under the ABL Credit Facility. Accordingly, the Company has classified its outstanding loan balance under the ABL Credit Facility as a current liability. The outstanding balance under the ABL Credit Facility as of September 30, 2019 and March 31, 2019 was $50,381,000 and $26,139,000, respectively. As of September 30, 2018, there was $61,185,000 outstanding under the Company's Prior Credit Facility classified as a long term liability.
The Company leases certain equipment under finance leases which are classified in the accompanying consolidated balance sheets as follows (in thousands):

	September 30, 2019	March 31, 2019	September 30, 2018
Current portion of long-term debt	$12	$145	$73
Long-term debt, net of current portion	7	13	84
	$19	$158	$157
The Company also finances certain equipment which is classified in the accompanying consolidated balance sheets as follows (in thousands):

	September 30, 2019	March 31, 2019	September 30, 2018
Current portion of long-term debt	$27	$173	$158
Long-term debt, net of current portion	—	—	27
	$27	$173	$185

(8)	COMMITMENTS AND CONTINGENCIES
CSS and its subsidiaries are involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the consolidated financial position of the Company or its results of operations or cash flows.

(9)	FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company historically used certain derivative financial instruments as part of its risk management strategy to reduce interest rate and foreign currency risk. The Company recognized all derivatives on the consolidated balance sheets at fair value based on quotes obtained from financial institutions. As of March 31, 2019, the interest rate swap agreement was discontinued and the fair value of the interest rate swap agreement as of March 31, 2019 of $580,000 was reclassified into earnings with a realized loss included in other expense (income), net in the consolidated statement of operations and comprehensive income (loss). There was no interest rate swap agreement as of September 30, 2019. There were no foreign currency contracts outstanding as of September 30, 2019 and March 31, 2019.
The Company maintains a nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets as of September 30, 2019 and March 31, 2019.
The Company maintains life insurance policies in connection with the Deferred Comp Plan discussed above. The Company also maintains two life insurance policies in connection with separate deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from insurance companies as of September 30, 2019 and March 31, 2019.
In connection with the acquisition of Fitlosophy in fiscal 2019, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The estimated fair value of the contingent earn-out consideration is determined using a Monte Carlo simulation discounted to a present value which is accreted over the earn-out period. The contingent consideration liability is included in accrued other expenses in the consolidated balance sheets as of March 31, 2019. As of September 30, 2019, the estimated fair value of the contingent earn-out consideration was reduced to zero as the projected sales for the certain products that qualify for the earn-out are not above the required thresholds.
Selected information relating to the aforementioned contingent consideration follows (in thousands):

Contingent Earn-out Consideration
Estimated fair value as of June 1, 2018	$1,600
Accretion	64
Remeasurement adjustment	(298)
Contingent Earn-out Consideration as of March 31, 2019	1,366
Accretion	16
Contingent Earn-out Consideration as of June 30, 2019	1,382
Accretion	10
Remeasurement adjustment	(1,392)
Contingent Earn-out Consideration as of September 30, 2019	$—
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheets as of September 30, 2019 and March 31, 2019 (in thousands):

	September 30, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$2,828	$—	$2,828	$—
Total assets	$2,828	$—	$2,828	$—
Liabilities:
Deferred compensation plan	$1,339	$1,339	$—	$—
Total liabilities	$1,339	$1,339	$—	$—

	March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$2,765	$—	$2,765	$—
Total assets	$2,765	$—	$2,765	$—
Liabilities:
Contingent earn-out consideration	$1,366	$—	$—	$1,366
Interest rate swap agreement	580	—	580	—
Deferred compensation plan	1,156	1,156	—	—
Total liabilities	$3,102	$1,156	$580	$1,366
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. A significant piece of objective negative evidence evaluated in fiscal 2019 was the cumulative U.S. pretax loss incurred over the then most recent three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future taxable income. On the basis of that evaluation, as of December 31, 2018, a full valuation allowance was recorded to fully offset the U.S. net deferred tax assets, as they more likely than not will not be realized. Management updated this assessment as of September 30, 2019, and concluded that the full valuation allowance for U.S. net deferred tax assets is still required.
The Company recognizes the impact of an uncertain tax position if it is more likely than not that such position will be sustained on audit, based solely on the technical merits of the position.
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management estimates the annual effective tax rate quarterly based on the forecasted pretax income (loss) results of its U.S. and non-U.S. jurisdictions. Items unrelated to current fiscal year ordinary income (loss) are recognized entirely in the period identified as a discrete item of tax.  These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, and adjustments to previously recorded reserves for uncertain tax positions.

(11)	TREASURY STOCK TRANSACTIONS
Under a stock repurchase program that had been previously authorized by the Company's Board of Directors, the Company repurchased 249,908 shares of the Company's common stock for $3,628,000 during the six months ended September 30, 2018. As payment for stock repurchases occurs upon settlement two business days after the applicable trading transaction, $235,000 of this amount was paid by the Company subsequent to September 30, 2018. There were no repurchases of the Company's common stock by the Company during the six months ended September 30, 2019. As of September 30, 2019, the Company had no shares remaining available for repurchase under the Board's authorized repurchase program.

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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.

(13)	SUBSEQUENT EVENTS
Stockholder Rights Plan
On November 11, 2019, the Company’s Board of Directors (“Board”) adopted a short-term stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, with a record date of November 22, 2019. The Rights Plan will expire, without any further action by the Board, on the earlier of November 11, 2020 or the business day immediately following the Company’s next annual meeting of stockholders, absent an extension being approved by the Company’s stockholders.
Each Right initially entitles the holder to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series D Junior Participating Class 2 Preferred Stock, par value $0.01 per share, of the Company (each, a “Series D Preferred Share”), at an exercise price of $22.00 per one one-thousandth of a Series D Preferred Share, subject to adjustment. Under the Rights Plan, the Rights generally would become exercisable only if a person or group acquires beneficial ownership of 10% or more (or, solely in the case of certain current, ordinary course institutional investors as described in the Rights Plan, 20% or more) of CSS’ common stock in a transaction not approved by the Board. In that situation, each holder of a Right (other than the acquiring person or group, whose Rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price of $22.00 per share, subject to adjustment, and in accordance with the terms of the Rights Plan, a number of shares of CSS common stock having a market value of twice such price. In addition, if CSS is acquired in a merger or other business combination after an acquiring person acquires 10% or more (or, solely in the case of certain current, ordinary course institutional investors as described in the Rights Plan, 20% or more) of CSS’ common stock, each holder of the Right would thereafter have the right to purchase, upon payment of the exercise price and in accordance with the terms of the

Rights Plan, a number of shares of common stock of the acquiring person having a market value of twice such price. The acquiring person or group would not be entitled to exercise these Rights. In the Rights Plan, the definition of “beneficial ownership” includes derivative securities.
Stockholders who beneficially owned 10% or more of CSS’ outstanding common stock prior to the CSS’ first public announcement of the adoption of the Rights Plan on November 11, 2019, will not trigger any penalties under the Rights Plan so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 10% or more (or, solely in the case of certain current, ordinary course institutional investors as described in the Rights Plan, 20% or more) of such common stock, subject to certain exceptions as described in the Rights Plan.
Limited Consent and Waiver under ABL Credit Facility
On November 13, 2019, the Company and the lenders under the ABL Credit Facility (see Note 7) entered into a Limited Consent and Waiver (the “Limited Consent”) which reduced the minimum cumulative EBITDA (as defined in the ABL Credit Facility) levels required to be attained by the Company as of the end of each calendar month for the months of October 2019 through March 2020. The Limited Consent also increased the availability block from $15,000,000 to $20,000,000 from November 13, 2019 until November 30, 2019, and it provides for further increases thereof in increments of $1,000,000 beginning on December 1, 2019 and every two weeks thereafter until the availability block reaches $25,000,000 on February 1, 2020 and remains at that level thereafter unless and until the Company demonstrates compliance as of March 31, 2020 with each of the financial covenants contained in the ABL Credit Facility. Under the Limited Consent, the lenders waived any events of default that may have resulted from the Company’s adoption of the Rights Plan on November 11, 2019. In connection with the Limited Consent, there is a consent fee of $500,000.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
The Company’s near-term strategy is to return to profitability by focusing on its previously announced restructuring and cost savings initiatives. After completion of such initiatives, the Company will continue to focus on profitable sales growth through five strategic pillars. These strategic pillars include:
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
*Build a collaborative, One CSS culture - Communication, accountability, diversity
Approximately 70% of the Company’s net sales are attributable to products within our craft and gift categories, with the remainder attributable to products in the seasonal category. The craft product category reflects products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids' crafts. Craft products are sold to mass market, specialty, and online retailers and are generally ordered on a replenishment basis throughout the year. The gift product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Gift products are primarily sold into mass, specialty, and online retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year. The seasonal product category is defined as products designed, produced and sold to mass market and online retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment.
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
The Company will continue to build on existing relationships with craft, gift and seasonal customers by expanding and diversifying its product lines and thereby growing its presence in the largest retailers in North America. The Company will also continue to execute the existing cost containment plans as well as continue to consider addition improvement plans to stimulate profitability.
RESULTS OF OPERATIONS
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

The following table presents the key results of our operations for the three- and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$95,974	$112,901	$153,511	$177,028
Gross Profit	24,719	24,681	36,825	36,328
Selling, general and administrative expenses	20,439	28,348	43,486	57,277
Restructuring expenses	741	2,127	2,795	2,127
Impairment of goodwill	—	—	—	1,390
Interest expense (income), net	721	434	1,649	696
Other expense (income), net	(989)	(166)	(1,076)	(283)
Income tax expense (benefit)	325	(1,152)	737	(1,493)
Net income (loss)	$3,482	$(4,910)	$(10,766)	$(23,386)
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net sales for the three months ended September 30, 2019 decreased to $95,974,000 from $112,901,000 for the three months ended September 30, 2018. This decrease was driven by decreases in craft, gift and seasonal net sales of $7,471,000, $6,984,000 and $2,472,000, respectively. The decrease in craft sales was primarily due to lower replenishment orders of ribbons, buttons, needle arts and kids' crafts. The decrease in gift sales was primarily due to lower replenishment orders of social stationery products, packaging and wholesale products and everyday trim-a-package products. The decrease in seasonal sales was primarily due to lower sales of Christmas cards and bags, and the previously announced exit of the Company’s sports-licensed back-to-school product line, partially offset by higher sales of Christmas ribbons and bows.
Gross profit for the three months ended September 30, 2019 increased to $24,719,000 from $24,681,000 for the three months ended September 30, 2018. The increase in gross profit was primarily driven by $3,845,000 of lower inventory step-up amortization, $997,000 of lower operational variances, $633,000 of lower licensing costs, $326,000 of lower discard costs, and a non-recurring write-down of inventory and royalty guarantees of $2,053,000 in the prior year related to the restructuring of the Company's specialty gift product line, which was substantially offset by the impact of lower sales volume and mix of sales of $7,725,000.
Selling, general and administrative ("SG&A") expenses of $20,439,000 for the three months ended September 30, 2019 decreased from $28,348,000 for the three months ended September 30, 2018 primarily due to lower personnel related costs of $4,908,000, a benefit related to the remeasurement of the Fitlosophy contingent earn-out consideration of $1,382,000, and lower consulting costs of $1,316,000. See further discussion of the remeasurement in Note 9 to the consolidated financial statements.
Restructuring expenses of $741,000 were recorded for the three months ended September 30, 2019 primarily associated with the Company's resource alignment initiative. Restructuring expenses of $2,127,000 for the three months ended September 30, 2018 associated with the consolidation of the Company's operations in the United Kingdom and Australia. See further discussion of these restructuring initiatives in Note 3 to the consolidated financial statements.
Interest expense, net, of $721,000 for the three months ended September 30, 2019 increased from $434,000 for the three months ended September 30, 2018 primarily due to the Company's increased borrowings, and the related borrowing rate, under the Company's ABL Credit Facility.
Other income, net, of $989,000 for the three months ended September 30, 2019 increased from $166,000 for the three months ended September 30, 2018 primarily due to the sale of certain Internet Protocol (IP) addresses which the Company determined were not needed its for ongoing business operations.
Income tax expense (benefit), as a percentage of income (loss) before income taxes, was 9% and 19% for the three months ended September 30, 2019 and 2018, respectively. The change was primarily attributable to the impact of a valuation allowance that fully offset the Company’s U.S. net deferred tax assets as of September 30, 2019, but not as of September 30, 2018.
The net income for the three months ended September 30, 2019 was $3,482,000, or $0.39 per diluted share compared to net loss of $4,910,000, or $0.54 per diluted share for the three months ended September 30, 2018.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018
Net sales for the six months ended September 30, 2019 decreased to $153,511,000 from $177,028,000 for the six months ended September 30, 2018. This decrease was driven by decreases in gift, craft and seasonal net sales of $11,195,000, $7,100,000 and $5,222,000, respectively. The decrease in gift sales was primarily due to lower replenishment orders of social stationery products, packaging and wholesale products, infant and everyday trim-a-package products. The decrease in craft sales was primarily due to lower replenishment orders of ribbons, buttons, needle arts and kids' crafts. The decrease in seasonal sales was primarily due to lower sales of Christmas cards and bags, and the previously announced exit of the Company’s sports-licensed back-to-school product line, partially offset by higher sales of Christmas ribbons and bows.
Gross profit for the six months ended September 30, 2019 increased to $36,825,000 from $36,328,000 for the six months ended September 30, 2018. The increase in gross profit was primarily driven by $8,605,000 of lower inventory step-up amortization, $1,202,000 of lower licensing costs, $1,008,000 of lower operational variances, and a non-recurring write-down of inventory and royalty guarantees of $2,053,000 in the prior year related to the restructuring of the Company's specialty gift product line, which was substantially offset by the impact of lower sales volume and mix of sales of $12,041,000.
SG&A expenses of $43,486,000 for the six months ended September 30, 2019 decreased from $57,277,000 for the six months ended September 30, 2018 primarily due to lower personnel related costs of $8,776,000, lower consulting costs of $2,762,000, and a benefit related to the remeasurement of the Fitlosophy contingent earn-out consideration of $1,366,000 for the six months ended September 30, 2019. See further discussion of the remeasurement in Note 9 to the consolidated financial statements.
Restructuring expenses of $2,795,000 were recorded for the six months ended September 30, 2019 associated with the Company's performance improvement initiative, strategic business initiative and resource alignment initiative. Restructuring expenses of $2,127,000 for the six months ended September 30, 2018 associated with the consolidation of the Company's operations in the United Kingdom and Australia. See further discussion of these restructuring initiatives in Note 3 to the consolidated financial statements.
An impairment of goodwill of $1,390,000 was recorded for the six months ended September 30, 2018 associated with the acquisition of Fitlosophy on June 1, 2018. See further discussion in Notes 2 and 6 to the consolidated financial statements. There was no such impairment recorded for the six months ended September 30, 2019.
Interest expense, net, of $1,649,000 for the six months ended September 30, 2019 increased from $696,000 for the six months ended September 30, 2018 primarily due to the Company's increased borrowings, and the related borrowing rate, under the Company's ABL Credit Facility, and the write-off of deferred financing transaction costs of $344,000.
Other income, net, of $1,076,000 for the six months ended September 30, 2019 increased from $283,000 for the six months ended September 30, 2018 primarily due to the sale of certain Internet Protocol (IP) addresses which the Company determined were not needed for its ongoing business operations.
Income tax expense (benefit), as a percentage of income (loss) before income taxes, was (7)% and 6% for the six months ended September 30, 2019 and 2018, respectively. The change was primarily attributable to the impact of a valuation allowance that fully offset the Company’s U.S. net deferred tax assets as of September 30, 2019, but not as of September 30, 2018.
The net loss for the six months ended September 30, 2019 was $10,766,000, or $1.22 per diluted share compared to net loss of $23,386,000, or $2.57 per diluted share for the six months ended September 30, 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2019, the Company had working capital of $76,034,000 and stockholders’ equity of $178,868,000. Operating activities used net cash of $28,354,000 during the six months ended September 30, 2019 compared to $45,821,000 in the six months ended September 30, 2018. Net cash used for operating activities during the six months ended September 30, 2019 reflected our working capital requirements which resulted in an increase in accounts receivable of $29,280,000 primarily reflecting seasonal billings of current fiscal year Christmas shipments, net of current fiscal year collections; an increase in inventory of $9,263,000 and an increase of accounts payable of $10,303,000 due to the normal seasonal inventory build necessary for the fiscal 2020 shipping season. Included in net loss for the six months ended September 30, 2019 were non-cash charges such as depreciation and amortization of $6,481,000, amortization of operating lease right-of-use assets of $4,603,000, amortization of inventory step-up of $284,000, amortization of financing transaction costs of $252,000, write-off of financing transaction costs of $344,000, provision for accounts receivable allowances of $1,318,000, and share-based compensation of $264,000. Net cash used for operating activities during the six months ended September 30, 2018 reflected our working capital requirements which resulted in an increase in accounts receivable of $40,323,000 primarily reflecting seasonal billings of current fiscal year Christmas shipments, net of current fiscal year collections; an increase in inventories of $22,661,000 and accounts payable of $17,022,000 due to the normal seasonal inventory build necessary for the fiscal 2019 shipping season; an increase in accrued expenses and long-term obligations of $6,644,000 and an increase in prepaid expenses and other assets of $2,263,000. Included in net loss for the six months ended September 30, 2018 were non-cash charges for amortization of inventory step-up of $8,889,000, depreciation and amortization of $6,721,000, provision for accounts receivable allowances of $1,867,000, impairment of property, plant and equipment of $1,570,000 related to a restructuring plan to combine the Company's operations in the United Kingdom, impairment of goodwill of $1,390,000 associated with the acquisition of Fitlosophy, deferred tax benefit of $2,414,000 and share-based compensation of $1,057,000.
Our investing activities used net cash of $5,845,000 in the six months ended September 30, 2019, consisting of capital expenditures of $5,985,000 primarily related to information technology and other integration projects. In the six months ended September 30, 2018, investing activities used net cash of $11,641,000 consisting of capital expenditures of $5,891,000 primarily related to information technology and other integration projects, the purchase of Fitlosophy of $2,500,000, the final payment of purchase price of $2,500,000 related to the Simplicity business previously acquired, and the purchase of a company-owned life insurance policy of $750,000.
Our financing activities provided net cash of $22,218,000 in the six months ended September 30, 2019, consisting primarily of net borrowings of $24,242,000, partially offset by payments of financing transaction costs of $1,699,000. In the six months ended September 30, 2018, financing activities provided net cash of $14,012,000 consisting primarily of short-term borrowings of $21,185,000, partially offset by payments of cash dividends of $3,633,000 and purchases of treasury stock of $3,393,000.
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
On March 7, 2019, the Company entered into a $125,000,000 asset based senior secured credit facility with three banks (the “ABL Credit Facility”). The Company used the proceeds from borrowings under the ABL Credit Facility to repay in full the Company’s prior credit facility with two banks (the “Prior Credit Facility”), under which the maximum credit available to the Company at any one time (the “Committed Amount”) was $50,000,000 at the time the Prior Credit Facility was repaid and terminated on March 7, 2019. On May 23, 2019, the Company entered into a Second Amendment (the “Amendment”) to the ABL Credit Facility. The Amendment reduced the maximum amount available under the revolving credit facility from $125,000,000 to $100,000,000. Availability under the Amendment is equal to the lesser of $100,000,000 or a Borrowing Base (as defined in the Amendment), in each case minus (i) revolving loans outstanding and (ii) $15,000,000 until the Agent’s receipt of a compliance certificate demonstrating compliance with the amended financial covenants. The $15,000,000 availability block mentioned above was reduced to $10,000,000 for the period beginning August 20, 2019 to September 10, 2019, $11,000,000 for the period beginning September 10, 2019 to September 24, 2019, and $12,500,000 for the period beginning September 24, 2019 to October 4, 2019. On November 13, 2019, the Company and the lenders under the ABL Credit Facility entered into a Limited Consent and Waiver (the “Limited Consent”) which reduced the minimum cumulative EBITDA (as defined in the ABL Credit Facility) levels required to be attained by the Company as of the end of each calendar month for the months of October 2019 through March 2020. The Limited Consent also increased the availability block from $15,000,000 to $20,000,000 from November 13, 2019 until November 30, 2019, and it provides for further increases thereof in increments of $1,000,000 beginning on December 1, 2019 and every two weeks thereafter until the availability block reaches $25,000,000 on February 1, 2020 and remains at that level thereafter unless and until the Company demonstrates compliance as of March 31, 2020 with each of the financial covenants contained in the ABL Credit Facility. Under the Limited Consent, the lenders waived any events of default that may have resulted from the Company’s adoption of the Rights Plan on November 11, 2019. For information concerning the ABL Credit Facility, see Note 7 to the consolidated financial statements. As of September 30, 2019, there was $50,381,000 outstanding under the Company’s ABL Credit Facility.
Based on its current operating plan, the Company believes its sources of available capital are adequate to meet its ongoing cash needs for at least the next 12 months.
As of September 30, 2019, the Company’s letter of credit commitments are as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Letters of credit	$2,582	—	—	—	$2,582
The Company has a reimbursement obligation with respect to stand-by letters of credit that guarantee the funding of workers compensation claims and a lease security deposit. The Company has no financial guarantees with any third parties or related parties other than with respect to certain obligations of its subsidiaries.

As of September 30, 2019, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 95 employees as of September 30, 2019, CSS employees are not represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020. Historically, the Company has been successful in renegotiating expiring agreements without any disruption of operating activities.
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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(a)
Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit 3.1
Certificate of Designation of Series D Junior Participating Class 2 Preferred Stock of CSS Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 11, 2019 (File No. 001-02661)).

Exhibit 4.1
Rights Agreement, dated as of November 11, 2019, by and between CSS Industries, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 12, 2019 (File No. 001-02661)).

*Exhibit 31.1	Certification of the principal executive officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 31.2	Certification of the principal financial officer of CSS Industries, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
*Exhibit 32.1	Certification of the principal executive officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*Exhibit 32.2	Certification of the principal financial officer of CSS Industries, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U. S. C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSS Industries, Inc.
(Registrant)

Date: November 14, 2019	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer and principal financial officer)