Form 10-Q
period 2019-12-31
CSS INDUSTRIES INC
filed 2020-02-14
CIK 20629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-2661
________________________________________

CSS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	13-1920657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Plymouth Road	Suite 300	Plymouth Meeting	PA	19462
(Address of principal executive offices)				(Zip Code)
(610) 729-3959
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	CSS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of February 10, 2020, there were 8,880,297 shares of common stock outstanding which excludes shares which may still be issued upon exercise of stock options or upon vesting of restricted stock unit grants.

CSS INDUSTRIES, INC. AND SUBSIDIARIES

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$112,932	$133,231	$266,443	$310,259
Cost of sales	82,945	99,768	199,631	240,468
Gross profit	29,987	33,463	66,812	69,791
Selling, general and administrative expenses	21,654	28,718	65,140	85,995
Restructuring expenses	604	1,050	3,399	3,177
Impairment of goodwill	—	—	—	1,390
Operating income (loss)	7,729	3,695	(1,727)	(20,771)
Interest expense (income), net	798	784	2,447	1,480
Other expense (income), net	(649)	(154)	(1,725)	(437)
Income (loss) before income taxes	7,580	3,065	(2,449)	(21,814)
Income tax expense	339	9,835	1,076	8,342
Net income (loss)	$7,241	$(6,770)	$(3,525)	$(30,156)

Net income (loss) per common share:
Basic	$0.82	$(0.77)	$(0.40)	$(3.35)
Diluted	$0.81	$(0.77)	$(0.40)	$(3.35)

Weighted average shares outstanding:
Basic	8,880	8,845	8,865	9,007
Diluted	8,902	8,845	8,865	9,007

Net income (loss)	$7,241	$(6,770)	$(3,525)	$(30,156)
Other comprehensive income (loss), net:
Currency translation adjustments:
Total currency translation gain (loss)	449	(183)	(70)	(1,149)
Pension and postretirement benefits:
Net income arising from pension and postretirement benefits, net of tax $9 for the three- and nine months ended December 31, 2019	28	—	28	—
Interest rate swap agreement:
Fair value adjustment, net of tax $(185) for the three months, and $(87) for the nine months ended December 31, 2018	—	(585)	—	(109)
Other comprehensive income (loss), net:	477	(768)	(42)	(1,258)
Comprehensive income (loss)	$7,718	$(7,538)	$(3,567)	$(31,414)
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2019	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,346	$17,100	$18,917
Accounts receivable, net of allowances of $231, $2,198 and $1,757	85,111	53,835	119,600
Inventories	86,990	96,231	94,902
Asset held for sale	—	131	2,514
Prepaid expenses and other current assets	9,905	12,568	12,445
Total current assets	194,352	179,865	248,378
Property, plant and equipment, net	48,771	50,920	49,407
Operating lease right-of-use assets	44,702	—	—
Intangible assets, net	35,025	40,285	55,200
Other assets	15,571	14,525	10,288
Total assets	$338,421	$285,595	$363,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$38,805	$26,139	$58,695
Current portion of long-term debt	11	316	305
Accounts payable	28,509	27,916	36,658
Accrued payroll and other compensation	5,518	6,962	8,513
Accrued customer programs	12,809	12,101	16,501
Accrued income taxes	620	—	—
Accrued other expenses	14,333	14,468	19,404
Current portion of operating lease liabilities	7,207	—	—
Total current liabilities	107,812	87,902	140,076
Long-term debt, net of current portion	4	13	16
Deferred income taxes	610	619	1,189
Operating lease liabilities	37,692	—	—
Other long-term obligations	5,316	7,130	7,800
Total liabilities	151,434	95,664	149,081
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, Class 2, $0.01 par, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.10 par, 25,000,000 shares authorized, 14,703,084 shares issued at December 31, 2019, March 31, 2019 and December 31, 2018	1,470	1,470	1,470
Additional paid-in capital	61,590	60,921	60,571
Retained earnings	272,318	277,613	302,845
Accumulated other comprehensive income (loss), net of tax	423	465	(95)
Common stock in treasury, 5,822,790 shares at December 31, 2019, 5,865,846 shares at March 31, 2019 and 5,867,184 shares at December 31, 2018, at cost	(148,814)	(150,538)	(150,599)
Total stockholders' equity	186,987	189,931	214,192
Total liabilities and stockholders' equity	$338,421	$285,595	$363,273
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,525)	$(30,156)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	9,863	10,264
Amortization of operating lease right-of-use assets	7,518	—
Amortization of inventory step-up	284	9,830
Amortization of financing transaction costs	421	85
Write-off of deferred financing transaction costs	344	—
Accretion of asset retirement obligation	97	95
Accretion of contingent earn-out consideration	26	44
Change in valuation of contingent earn-out consideration	(1,392)	—
Impairment of property, plant and equipment	—	1,398
Impairment of goodwill	—	1,390
Provision for accounts receivable allowances	2,470	4,386
Deferred tax (benefit) provision	(11)	10,050
Share-based compensation expense	669	1,694
Loss (gain) on sale or disposal of assets	(553)	4
Changes in assets and liabilities, net of effects of purchase of a business:
Accounts receivable	(33,768)	(60,718)
Inventories	8,984	(2,222)
Prepaid expenses and other assets	2,929	(615)
Accounts payable	2,216	15,865
Lease liabilities	(6,013)	—
Accrued expenses and long-term obligations	855	4,093
Net cash used for operating activities	(8,586)	(34,513)
Cash flows from investing activities:
Final payment of purchase price for a business previously acquired	—	(2,500)
Purchase of a business	—	(2,500)
Purchase of property, plant and equipment	(6,966)	(7,757)
Purchase of company owned life insurance policy	—	(750)
Proceeds from sale of fixed assets	1,025	—
Net cash used for investing activities	(5,941)	(13,507)
Cash flows from financing activities:
Borrowings on credit facility	172,919	33,695
Payments on credit facility	(160,253)	(15,000)
Payments on long-term debt	(314)	(136)
Dividends paid	—	(5,401)
Purchase of treasury stock	—	(4,372)
Payment of financing transaction costs	(2,425)	(425)
Tax effect on stock awards	(46)	—
Net cash provided by financing activities	9,881	8,361
Effect of exchange rate changes on cash	(108)	16
Net decrease in cash and cash equivalents	(4,754)	(39,643)
Cash and cash equivalents at beginning of period	17,100	58,560
Cash and cash equivalents at end of period	$12,346	$18,917
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2019	14,703,084	$1,470	$60,921	$277,613	$465	(5,865,846)	$(150,538)	$189,931
Share-based compensation expense	—	—	73	—	—	—	—	73
Issuance of common stock under equity plan	—	—	—	(782)	—	15,611	740	(42)
Other comprehensive income (loss)	—	—	—	—	(215)	—	—	(215)
Net income (loss)	—	—	—	(14,248)	—	—	—	(14,248)
Balance, June 30, 2019	14,703,084	1,470	60,994	262,583	250	(5,850,235)	(149,798)	175,499
Share-based compensation expense	—	—	191	—	—	—	—	191
Issuance of common stock under equity plan	—	—	—	(918)	—	26,210	918	—
Other comprehensive income (loss)	—	—	—	—	(304)	—	—	(304)
Net income (loss)	—	—	—	3,482	—	—	—	3,482
Balance, September 30, 2019	14,703,084	1,470	61,185	265,147	(54)	(5,824,025)	(148,880)	178,868
Share-based compensation expense	—	—	405	—	—	—	—	405
Issuance of common stock under equity plan	—	—	—	(70)	—	1,235	66	(4)
Other comprehensive income (loss)	—	—	—	—	477	—	—	477
Net income (loss)	—	—	—	7,241	—	—	—	7,241
Balance, December 31, 2019	14,703,084	$1,470	$61,590	$272,318	$423	(5,822,790)	$(148,814)	$186,987

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid-in	Retained	Comprehensive	in Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2018	14,703,084	$1,470	$58,877	$339,088	$1,163	(5,583,338)	$(146,903)	$253,695
Share-based compensation expense	—	—	471	—	—	—	—	471
Cash dividends ($.20 per common share)	—	—	—	(1,827)	—	—	—	(1,827)
Other comprehensive income (loss)	—	—	—	—	(455)	—	—	(455)
Net income (loss)	—	—	—	(18,476)	—	—	—	(18,476)
Balance, June 30, 2018	14,703,084	1,470	59,348	318,785	708	(5,583,338)	(146,903)	233,408
Share-based compensation expense	—	—	586	—	—	—	—	586
Purchase of treasury shares	—	—	—	—	—	(249,908)	(3,628)	(3,628)
Issuance of common stock under equity plan	—	—	—	(676)	—	19,320	676	—
Cash dividends ($.20 per common share)	—	—	—	(1,812)	—	—	—	(1,812)
Other comprehensive income (loss)	—	—	—	—	(35)	—	—	(35)
Net income (loss)	—	—	—	(4,910)	—	—	—	(4,910)
Balance, September 30, 2018	14,703,084	1,470	59,934	311,387	673	(5,813,926)	(149,855)	223,609
Share-based compensation expense	—	—	637	—	—	—	—	637
Purchase of treasury shares	—	—	—	—	—	(53,258)	(744)	(744)
Cash dividends ($.20 per common share)	—	—	—	(1,772)	—	—	—	(1,772)
Other comprehensive income (loss)	—	—	—	—	(768)	—	—	(768)
Net income (loss)	—	—	—	(6,770)	—	—	—	(6,770)
Balance, December 31, 2018	14,703,084	$1,470	$60,571	$302,845	$(95)	(5,867,184)	$(150,599)	$214,192
See accompanying notes to consolidated financial statements.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Liquidity and Going Concern
The Company is currently in compliance with its debt covenants under its ABL Credit Facility discussed in Note 7; however, it is probable, based on our forecasts, that the Company will not be in compliance with these covenants at certain future measurement dates in the following twelve-month period. In connection with the transactions contemplated by the Merger Agreement discussed in Note 13, the Company expects that its obligations to the lenders under the ABL Credit Facility described in Note 7 will be discharged at the time the merger contemplated by the Merger Agreement is consummated. However, there can be no assurance that the transactions contemplated by the Merger Agreement will be consummated on the contemplated timeline or at all. If a debt covenant violation under the ABL Credit Facility were to occur prior to the consummation of the transactions contemplated by the Merger Agreement and if the Company was unable to agree to amended financial covenant measures with its lenders before such time or obtain a waiver in the event of subsequent non-compliance, the Company would not be able to repay the entirety of the outstanding debt in the event the lenders were to call the debt, thus leading to substantial doubt about the Company’s ability to continue as a going concern until such amendments or waivers are in place.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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

	December 31, 2019	March 31, 2019	December 31, 2018
Raw material	$12,868	$14,246	$14,837
Work-in-process	15,628	16,816	10,581
Finished goods	58,494	65,169	69,484
	$86,990	$96,231	$94,902
In connection with the acquisitions of substantially all of the net assets and business of The McCall Pattern Company on December 13, 2016, Simplicity Creative Group ("Simplicity") on November 3, 2017 and Fitlosophy, Inc. ("Fitlosophy") on June 1, 2018, the Company recorded a step-up to fair value of the inventory acquired of $21,773,000, $10,214,000, and $312,000, respectively, at the date of each such acquisition. This was a result of the acquired inventory being marked up to an estimated net selling price in purchase accounting and is recognized through cost of sales as the inventory is sold. The amount of step-up to fair value of the acquired inventory remaining as of December 31, 2019, March 31, 2019 and December 31, 2018 was $0, $284,000 and $1,135,000, respectively.
Asset Held for Sale
The Company has no asset held for sale as of December 31, 2019. Asset held for sale of $131,000 as of March 31, 2019 represented a distribution facility in Danville, Pennsylvania, which the Company sold on October 29, 2019 for $750,000. On the closing date, the Company received cash proceeds of $708,000 after closing costs. The Company also incurred additional legal costs of approximately $24,000 to sell the facility. Asset held for sale of $2,514,000 as of December 31, 2018, which represented a distribution facility in Havant, England, was sold in the fourth quarter of fiscal 2019.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and include the following (in thousands):

	December 31, 2019	March 31, 2019	December 31, 2018
Land	$5,738	$5,738	$5,888
Buildings, leasehold interests and improvements	40,214	40,893	42,854
Machinery, equipment and other	119,946	113,946	110,524
	165,898	160,577	159,266
Less - Accumulated depreciation and amortization	(117,127)	(109,657)	(109,859)
Net property, plant and equipment	$48,771	$50,920	$49,407
Depreciation expense was $2,586,000 and $2,249,000 for the quarters ended December 31, 2019 and 2018, respectively, and was $7,469,000 and $6,403,000 for the nine months ended December 31, 2019 and 2018, respectively.
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
There were no triggering events identified during the nine months ended December 31, 2019 that required interim impairment testing for long-lived assets. The Company recorded an impairment of property, plant and equipment of $1,398,000 in the nine months ended December 31, 2018 related to a restructuring plan to combine its operations in the United Kingdom. See Note 3 for further discussion of this restructuring and Note 6 for further information on other intangible assets.
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
Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring the goods. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variable consideration consists of revenues that are subject to reductions to the transaction price for customer programs, which may include special pricing arrangements for specific customers, volume incentives and other promotions. The Company has significant historical experience with customer programs and estimates the expected consideration considering historical trends. The related reserves are included in accrued customer programs in the consolidated balance sheets. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. In limited cases, the Company may provide the right to return product to certain customers. The Company also records estimated reductions to revenue, based primarily on known claims, for customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that become known subsequent to recognizing the revenue. These provisions are recorded in the period that the related sale is recognized and are reflected as a reduction from gross sales. The related reserves are included in accrued customer programs in the December 31, 2019 consolidated balance sheet and in accounts receivable, net of allowances in the March 31, 2019 and December31, 2018 consolidated balance sheets. If the amount of actual customer returns and chargebacks were to increase or decrease from the estimated amount, revisions to the estimated reserve would be recorded.
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
The following represents our net sales disaggregated by product category (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Craft	$38,692	$39,764	109,352	117,524
Gift	25,170	29,543	68,629	84,197
Seasonal	49,070	63,924	88,462	108,538
Total	$112,932	$133,231	$266,443	$310,259
Net Income (Loss) Per Common Share
Due to the Company's net losses for the nine months ended December 31, 2019 and the three- and nine months ended December 31, 2018, potentially dilutive securities of 576,000 shares, 513,000 shares and 503,000 shares, respectively, consisting of outstanding stock options and unearned time-based restricted stock units, were excluded from the diluted net loss per common share calculation due to their antidilutive effect. The Company excluded 259,000 shares, consisting of outstanding stock options, from the diluted net income per common share calculation for the three months ended December 31, 2019 due to their antidilutive effect. Market-based and performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted-average shares until the market or performance conditions are met even when the Company is profitable for the respective period.
Components of Accumulated Other Comprehensive Income (Loss), Net

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Accumulated effect of currency translation adjustment:
Balance at beginning of period	$(507)	$22	$12	$988
Currency translation adjustment during period	449	(183)	(70)	(1,149)
Balance at end of period	$(58)	$(161)	$(58)	$(161)

Accumulated effect of pension and postretirement benefits:
Balance at beginning of period	$453	$259	$453	$259
Pension and postretirement benefits during period	28	—	28	—
Balance at end of period	$481	$259	$481	$259

Accumulated effect of interest rate swap agreement:
Balance at beginning of period	$—	$392	$—	$(84)
Fair value adjustment	—	(585)	—	(109)
Balance at end of period	$—	$(193)	$—	$(193)

(2) ACQUISITIONS
On June 1, 2018, a subsidiary of the Company completed the acquisition of substantially all of the business and net assets of Fitlosophy for $2,500,000 in cash. In addition to the $2,500,000 paid at closing, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. If earned, the contingent consideration payments will be paid, generally within 20 days after the end of each rolling twelve-month measurement period (quarterly through March 31, 2023). No such payments of contingent consideration have been earned or paid as of December 31, 2019. At the date of acquisition, the estimated fair value of the contingent earn-out consideration was $1,600,000. The estimated fair value of the contingent earn-out consideration was determined using a Monte Carlo simulation discounted to a present value. See further discussion of subsequent adjustments to the fair value of the contingent earn-out consideration in Note 9.
The following table summarizes the purchase price at the date of acquisition (in thousands):

Cash	$2,500
Contingent earn-out consideration	1,600
Purchase price	$4,100
Fitlosophy is devoted to creating, marketing, and distributing innovative products that inspire people to develop healthy habits by focusing on effective goal-setting through journaling. Products include a complete line of fitness and wellness planning products all sold under the fitlosophyTM, live life fitTM and fitbookTM brands. The acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. See further discussion of subsequent impairment to the goodwill in Note 6.
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
(3) RESTRUCTURING PLANS
Business Restructuring
In the first quarter of fiscal 2019, the Company announced a restructuring plan to combine its operations in the United Kingdom and Australia, respectively. This restructuring was undertaken in order to improve profitability and efficiency through the elimination of (i) redundant back office functions; (ii) certain staffing positions and (iii) excess distribution and warehouse capacity, and was substantially completed in the second quarter of fiscal 2019. Commencing in the second quarter of fiscal 2019, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments as part of this restructuring plan. Also, in connection with this restructuring plan, the Company recorded an impairment of property, plant and equipment at one of the affected facilities in the United Kingdom of $1,398,000 which is included in restructuring expenses. As of December 31, 2019 and 2018, the remaining liability of $7,000 and $279,000, respectively, was classified in accrued other expenses in the accompanying consolidated balance sheets.
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Restructuring reserve as of March 31, 2019	$1	$24	$14	$39
Charges (reversals) to expense	(1)	(24)	3	(22)
Cash paid	—	—	(6)	(6)
Restructuring reserve as of June 30, 2019	—	—	11	11
Cash paid	—	—	(2)	(2)
Restructuring reserve as of September 30, 2019	—	—	9	9
Cash paid	—	—	(2)	(2)
Restructuring reserve as of December 31, 2019	$—	$—	$7	$7
Selected information relating to the aforementioned restructuring follows (in thousands):

	Employee Termination Costs	Facility Exit Costs	Other Costs	Total
Initial reserve	$297	$127	$133	$557
Cash paid	—	(13)	(41)	(54)
Restructuring reserve as of September 30, 2018	297	114	92	503
Charges to expense	132	152	141	425
Cash paid	(400)	(74)	(175)	(649)
Restructuring reserve as of December 31, 2018	$29	$192	$58	$279
Strategic Business Initiative
In the third quarter of fiscal 2019, the Company announced that it engaged an international consulting firm to perform a comprehensive review of its operating structure with the goal of improving the alignment of processes across the business, as the Company continues to integrate recent acquisitions and evaluate its portfolio. Commencing in the third quarter of fiscal 2019, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments in connection with this initiative. As of December 31, 2019 and 2018, the remaining liability of $123,000 and $797,000, respectively, was classified in accrued other expenses in the accompanying consolidated balance sheets.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Restructuring reserve as of March 31, 2019	$634
Cash paid	(212)
Restructuring reserve as of June 30, 2019	422
Cash paid	(196)
Charges (reversals) to expense	(3)
Restructuring reserve as of September 30, 2019	223
Cash paid	(100)
Restructuring reserve as of December 31, 2019	$123
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial reserve	$797
Restructuring reserve as of December 31, 2018	$797

Performance Improvement Initiative
In the first quarter of fiscal 2020, the Company announced a restructuring plan with the goal of reducing the Company’s cost base to improve business performance, profitability, and cash flow generation. Commencing in the first quarter of fiscal 2020, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments in connection with this initiative. As of December 31, 2019, the remaining liability of $553,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial reserve	$2,076
Cash paid	(490)
Restructuring reserve as of June 30, 2019	1,586
Cash paid	(461)
Charges (reversals) to expense	(305)
Restructuring reserve as of September 30, 2019	820
Cash paid	(267)
Restructuring reserve as of December 31, 2019	$553
Resource Alignment Initiative
In the second quarter of fiscal 2020, the Company announced a restructuring plan with the goal of reducing the Company's cost base by improving the alignment of resources with the current operating structure. Commencing in the second quarter of fiscal 2020, the Company recorded an initial restructuring reserve, subsequent adjustments, and has made cash payments in connection with this initiative. As of December 31, 2019, the remaining liability of $502,000 was classified in accrued other expenses in the accompanying consolidated balance sheet.
Selected information relating to the aforementioned restructuring follows (in thousands):

Employee Termination Costs
Initial reserve	$1,049
Cash paid	(20)
Restructuring reserve as of September 30, 2019	1,029
Cash paid	(308)
Charges (reversals) to expense	(219)
Restructuring reserve as of December 31, 2019	$502
Location Consolidation Initiatives
In the second quarter of fiscal 2020, the Company executed location consolidation initiatives and as a result, in the third quarter of fiscal 2020 the Company decided to abandon two ROU assets by March 31, 2020. As a result, the Company revised the estimated life for the ROU assets to amortize them from the decision date over the remaining expected useful life which resulted in accelerated amortization of $823,000 classified in restructuring expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the three- and nine months ended December 31, 2019.
(4) SHARE-BASED COMPENSATION
Under the terms of the Company’s 2013 Equity Compensation Plan (“2013 Plan”), the Company may grant incentive stock options, non-qualified stock options, stock units, restricted stock grants, stock appreciation rights, stock bonus awards and dividend equivalents to officers and other employees and non-employee directors. Under the 2013 Plan, a committee of the Company's Board of Directors (the "Board") approves grants to officers and other employees, and the Board approves grants to non-employee directors. Grants under the 2013 Plan may be made through July 29, 2023. The term of each grant is at the discretion of the Company, but in no event greater than ten years from the date of grant, and at the date of grant the Company has discretion to determine the date or dates on which granted options become exercisable. Service-based stock options outstanding as of December 31, 2019 become exercisable at the rate of 25% per year commencing one year after the date of grant. Outstanding service-based restricted stock units ("RSUs") granted to employees vest at either: (i) the rate of 50% of the shares underlying the grant on each of the third and fourth anniversaries of the grant date or (ii) the rate of 25% of the shares underlying the grant on each of the first four anniversaries of the grant date. Service-based RSUs granted to directors and outstanding as of December 31, 2019 will vest on July 31, 2020. Market-based and performance-based RSUs outstanding as of December 31, 2019 will vest only if certain market or performance conditions and service requirements have been met, and the dates on which they vest will depend on the period in which such market or performance conditions and service requirements are met, if at all, except that vesting and redemption are accelerated upon a change of control. The Company recognizes grants, cancellations, and forfeitures as they occur. As of December 31, 2019, there were 529,574 shares available for grant under the 2013 Plan.
The fair value of each stock option granted under the above plan is estimated on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the first nine months of fiscal 2020. As of December 31, 2019, there were 259,000 outstanding stock options.
The fair value of each performance-based and service-based RSU granted to employees is estimated on the grant date based on the closing price of the Company's common stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate when applicable. The fair value of each service-based RSU granted to directors, for which dividend equivalents are paid upon vesting of the underlying awards when applicable, is estimated on the day of grant based on the closing price of the Company's common stock. During the nine months ended December 31, 2019 and 2018, the Company granted 352,666 and 201,013 RSUs, respectively, with a weighted average fair value per share of $5.63 and $14.46, respectively. As of December 31, 2019, there were 455,682 outstanding performance-based and service-based RSUs.
As of December 31, 2019, there was $276,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.2 years. As of December 31, 2019, there was $1,847,000 of total unrecognized compensation cost related to non-vested service-based, market-based and performance-based RSUs granted under the Company’s equity incentive plans which is expected to be recognized over a weighted average period of 1.7 years.
Compensation cost related to stock options and RSUs recognized in operating results (included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss)) was $405,000 and $637,000 in the three months ended December 31, 2019 and 2018, respectively, and $669,000 and $1,694,000 in the nine months ended December 31, 2019 and 2018, respectively.
(5) LEASES
The Company adopted ASC 842 as of April 1, 2019, using the modified retrospective transition approach wherein the Company applied the new lease standard at the adoption date. Accordingly, all periods prior to April 1, 2019 were presented in accordance with the previous ASC Topic 840 - Leases ("ASC 840"), and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in the recording of operating lease ROU assets of $51,486,000, operating lease liabilities of $50,180,000, a reduction of favorable lease assets of $2,866,000 and a reduction of net deferred rent liabilities of $1,560,000 as of April 1, 2019. Finance leases are not material to the Company and are not impacted by the adoption of ASC 842 as finance lease liabilities and the corresponding assets were already recorded in the consolidated balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows.
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
The components of lease costs are as follows (in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Lease costs:
Operating lease costs	$2,848	$8,601
Variable operating lease costs	79	233
Total	$2,927	$8,834
Supplemental cash flow information is as follows (in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,949	$6,013
Total	$1,949	$6,013

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$629	$52,226
Total	$629	$52,226
The aggregate future lease payments for operating leases as of December 31, 2019 is projected to be as follows (in thousands):

Remainder of fiscal 2020	$9,414
Fiscal 2021	8,410
Fiscal 2022	7,609
Fiscal 2023	6,368
Fiscal 2024	5,981
Thereafter	17,124
Total lease payments	54,906
Less: Interest	(10,007)
Present value of lease liabilities	$44,899
The future minimum lease payments associated with all non-cancelable lease obligations under ASC 840 as of March 31, 2019 were as follows (in thousands):

Fiscal 2020	$10,520
Fiscal 2021	9,360
Fiscal 2022	8,446
Fiscal 2023	7,364
Fiscal 2024	6,200
Thereafter	21,818
Total lease payments	$63,708
Weighted-average lease terms and discount rates are as follows:

December 31, 2019
Weighted-average remaining lease term (years) of operating leases	6.8
Weighted-average discount rate of operating leases	5.8%

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
During the first quarter of fiscal 2019, the Fitlosophy acquisition was accounted for using the acquisition method and the excess of cost over the fair market value of the net tangible and identifiable intangible assets acquired of $1,390,000 was recorded as goodwill. During the first quarter of fiscal 2019, the Company determined that a triggering event occurred due to the fact that the Company’s total stockholders’ equity was in excess of the Company's market capitalization. Given this circumstance, the Company bypassed the option to assess qualitative factors to determine the existence of impairment and proceeded directly to the quantitative goodwill impairment test. Based on the results of its impairment test, the Company recorded an impairment charge of $1,390,000. As of December 31, 2019, March 31, 2019 and December 31, 2018, the Company had no goodwill.
The change in the carrying amount of goodwill during the nine months ended December 31, 2018 is as follows (in thousands):

Balance as of March 31, 2018	$—
Acquisition of Fitlosophy	1,390
Impairment charge	(1,390)
Balance as of December 31, 2018	$—
The gross carrying amount and accumulated amortization of other intangible assets is as follows (in thousands):

	December 31, 2019		March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames and trademarks	$15,054	$—	$15,054	$—	$24,353	$—
Customer relationships	44,037	25,960	44,037	23,942	48,657	22,955
Favorable lease contracts	—	—	3,882	1,016	3,882	837
Trademarks	2,435	862	2,435	645	2,435	572
Patents	1,466	1,157	1,466	1,059	1,164	1,027
Covenants not to compete	530	518	530	457	530	430
	$63,522	$28,497	$67,404	$27,119	$81,021	$25,821

Amortization expense related to intangible assets was $796,000 and $1,294,000 for the quarters ended December 31, 2019 and 2018, respectively, and was $2,394,000 and $3,861,000 for the nine months ended December 31, 2019 and 2018. Based on the current composition of other intangibles, amortization expense for the remainder of fiscal 2020 and each of the succeeding four years is projected to be as follows (in thousands):

Remainder of fiscal 2020	$790
Fiscal 2021	2,997
Fiscal 2022	2,900
Fiscal 2023	2,604
Fiscal 2024	2,518

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
On May 23, 2019, the Company entered into a Second Amendment (the “Amendment”) to the ABL Credit Facility. The Amendment reduced the maximum amount available under the revolving credit facility from $125,000,000 to $100,000,000. Availability under the Amendment is equal to the lesser of $100,000,000 or a Borrowing Base (as defined in the Amendment), in each case minus (i) revolving loans outstanding and (ii) $15,000,000 until the administrative agent's ("Agent") receipt of a compliance certificate demonstrating compliance with the amended financial covenants. The Amendment requires the Company to not permit the Fixed Charge Coverage Ratio (as defined in the Amendment), as of the end of any calendar month (commencing with the twelve-month period ending March 31, 2020), to be less than 1.00 to 1.00. In addition, commencing with the month ending April 30, 2019 and continuing until the month ending March 31, 2020, the Company is required to have, at the end of each calendar month during such period, EBITDA for the corresponding period (which such period shall be based on a cumulative monthly build-up commencing with the month ending April 30, 2019) then ending of not less than the corresponding amount set forth in the Amendment. The Amendment also limits Capital Expenditures (as defined in the Amendment) for fiscal 2020 to $8,000,000 or less. The $15,000,000 availability block mentioned above was reduced to $10,000,000 for the period beginning August 20, 2019 to September 10, 2019, $11,000,000 for the period beginning September 10, 2019 to September 24, 2019, and $12,500,000 for the period beginning September 24, 2019 to October 4, 2019.
On November 13, 2019, the Company and the lenders under the ABL Credit Facility entered into a Limited Consent and Waiver (the “Limited Consent”) which reduced the minimum cumulative EBITDA (as defined in the ABL Credit Facility) levels required to be attained by the Company as of the end of each calendar month for the months of October 2019 through March 2020. The Limited Consent also increased the availability block from $15,000,000 to $20,000,000 from November 13, 2019 until November 30, 2019, and it provides for further increases thereof in increments of $1,000,000 beginning on December 1, 2019 and every two weeks thereafter until the availability block reaches $25,000,000 on February 1, 2020 and remains at that level thereafter unless and until the Company demonstrates compliance as of March 31, 2020 with each of the financial covenants contained in the ABL Credit Facility. Under the Limited Consent, the lenders waived any events of default that may have resulted from the Company’s adoption of the Rights Plan (see Note 11) on November 11, 2019. In connection with the Limited Consent, the Company paid a consent fee of $500,000. See Note 13 for more information on the Additional Limited Consent signed by the Company on February 4, 2020.
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
The ABL Credit Facility contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, non-payment of principal or interest or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other material indebtedness, certain change in control events, voluntary or involuntary bankruptcy proceedings, certain judgments or decrees, failure of the ABL Credit Facility or other loan documents to be in full force and effect, certain ERISA events and judgments. The ABL Credit Facility also contains certain prepayment provisions, representations, warranties and conditions. As of December 31, 2019, the Company was in compliance with all debt covenants under the ABL Credit Facility.
Under the ABL Credit Facility, all collections on account of collateralized accounts receivable are required to be deposited into lock boxes that are subject to the control of the Agent for the ABL Credit Facility (“Agent-Controlled Lock Boxes”). All funds deposited into Agent-Controlled Lock Boxes are swept daily and are required to be applied by the Agent as repayments of amounts owed by the Company under the ABL Credit Facility. Accordingly, the Company has classified its outstanding loan balance under the ABL Credit Facility as a current liability. The outstanding balance under the ABL Credit Facility as of December 31, 2019 and March 31, 2019 was $38,805,000 and $26,139,000, respectively. As of December 31, 2018, there was $58,695,000 outstanding under the Company's Prior Credit Facility classified as a current liability.
The Company leases certain equipment under finance leases which are classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2019	March 31, 2019	December 31, 2018
Current portion of long-term debt	$11	$143	$132
Long-term debt, net of current portion	4	13	16
	$15	$156	$148
The Company also finances certain equipment which is classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2019	March 31, 2019	December 31, 2018
Current portion of long-term debt	$—	$173	$173
Long-term debt, net of current portion	—	—	—
	$—	$173	$173

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
(9) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company historically used certain derivative financial instruments as part of its risk management strategy to reduce interest rate and foreign currency risk. The Company recognized all derivatives on the consolidated balance sheets at fair value based on quotes obtained from financial institutions. As of March 31, 2019, the interest rate swap agreement was discontinued and the fair value of the interest rate swap agreement as of March 31, 2019 of $580,000 was reclassified into earnings with a realized loss included in other expense (income), net in the consolidated statement of operations and comprehensive income (loss). There was no interest rate swap agreement as of December 31, 2019. There were no foreign currency contracts outstanding as of December 31, 2019 and March 31, 2019.
The Company maintains a nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") for qualified employees. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 50% of their eligible compensation under the Deferred Comp Plan. The Company may make matching or discretionary contributions, at the discretion of the Board. All compensation deferred under the Deferred Comp Plan is held by the Company. The Company maintains separate accounts for each participant to reflect deferred contribution amounts and the related gains or losses on such deferred amounts. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. The related liability is recorded as deferred compensation and included in other long-term obligations in the consolidated balance sheets as of December 31, 2019 and March 31, 2019.
The Company maintains life insurance policies in connection with the Deferred Comp Plan discussed above. The Company also maintains two life insurance policies in connection with separate deferred compensation arrangements with two former executives. The cash surrender value of the policies is recorded in other long-term assets in the consolidated balance sheets and is based on quotes obtained from insurance companies as of December 31, 2019 and March 31, 2019.
In connection with the acquisition of Fitlosophy in fiscal 2019, the Company may pay up to an additional $10,500,000 of contingent earn-out consideration, in cash, if net sales of certain products meet or exceed five different thresholds during the period from the acquisition date through March 31, 2023. The estimated fair value of the contingent earn-out consideration is determined using a Monte Carlo simulation discounted to a present value which is accreted over the earn-out period. The contingent consideration liability is included in accrued other expenses in the consolidated balance sheets as of March 31, 2019. As of September 30, 2019, the estimated fair value of the contingent earn-out consideration was reduced to zero, and it remains unchanged as of December 31, 2019, as the projected sales for the certain products that qualify for the earn-out are less than the required thresholds.
Selected information relating to the aforementioned contingent consideration follows (in thousands):

Contingent Earn-out Consideration
Estimated fair value as of June 1, 2018	$1,600
Accretion	64
Remeasurement adjustment	(298)
Contingent Earn-out Consideration as of March 31, 2019	1,366
Accretion	16
Contingent Earn-out Consideration as of June 30, 2019	1,382
Accretion	10
Remeasurement adjustment	(1,392)
Contingent Earn-out Consideration as of September 30 and December 31, 2019	$—
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
The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in its consolidated balance sheets as of December 31, 2019 and March 31, 2019 (in thousands):

	December 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$3,117	$—	$3,117	$—
Total assets	$3,117	$—	$3,117	$—
Liabilities:
Deferred compensation plan	$1,315	$1,315	$—	$—
Total liabilities	$1,315	$1,315	$—	$—

	March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$2,765	$—	$2,765	$—
Total assets	$2,765	$—	$2,765	$—
Liabilities:
Contingent earn-out consideration	$1,366	$—	$—	$1,366
Interest rate swap agreement	580	—	580	—
Deferred compensation plan	1,156	1,156	—	—
Total liabilities	$3,102	$1,156	$580	$1,366
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
As discussed in Note 2, a subsidiary of the Company acquired substantially all of the business and net assets of Fitlosophy on June 1, 2018 and determined that the aggregate fair value of acquired intangible assets, consisting of tradenames, was $2,032,000. The Company estimated the fair value of the aforementioned acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows discounted to present value with an appropriate risk-adjusted discount rate (Level 3). The Company determined that the aggregate fair value of the acquired inventory in the Fitlosophy acquisition was $452,000, which was estimated as the selling price less costs of disposal (Level 2). The Company estimated the fair value of the Fitlosophy contingent earn-out consideration of $1,600,000 using a Monte Carlo simulation discounted to a present value (Level 3). See above for further discussion on subsequent remeasurement of the contingent earn-out consideration.
Indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if events or circumstances indicate a condition of impairment may exist. Impairment testing is conducted through valuation methods that are based on assumptions for matters such as interest and discount rates, growth projections and other future business conditions (Level 3). These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. In the first quarter of fiscal 2019, the Company recorded an impairment charge of $1,390,000 due to impairment of goodwill associated with the acquisition of Fitlosophy. See Note 6 for further discussion.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. A significant piece of objective negative evidence evaluated in fiscal 2019 was the cumulative U.S. pretax loss incurred over the then most recent three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future taxable income. On the basis of that evaluation, as of December 31, 2018, a full valuation allowance was recorded to fully offset the U.S. net deferred tax assets, as they more likely than not will not be realized. Management updated this assessment as of December 31, 2019, and concluded that the full valuation allowance for U.S. net deferred tax assets is still required.
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
(11) STOCKHOLDERS' EQUITY
Stockholder Rights Plan
On November 11, 2019, the Company’s Board adopted a short-term stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, with a record date of November 22, 2019. The Rights Plan will expire, without any further action by the Board, on the earlier of November 11, 2020 or the business day immediately following the Company’s next annual meeting of stockholders, absent an extension being approved by the Company’s stockholders.
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
Stockholders who beneficially owned 10% or more of CSS’ outstanding common stock prior to CSS’ first public announcement of the adoption of the Rights Plan on November 11, 2019, will not trigger any penalties under the Rights Plan so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 10% or more (or, solely in the case of certain current, ordinary course institutional investors as described in the Rights Plan, 20% or more) of such common stock, subject to certain exceptions as described in the Rights Plan.
In connection with the transactions contemplated by the Merger Agreement as described in Note 13, the Board exempted Parent, Merger Sub and TopCo Parent, as well as the Merger Agreement and the transactions contemplated thereby, from the Rights Plan.
Treasury Stock Transactions
Under a stock repurchase program that had been previously authorized by the Company's Board, the Company repurchased 303,166 shares of the Company's common stock for $4,372,000 during the nine months ended December 31, 2018. There were no repurchases of the Company's common stock by the Company during the nine months ended December 31, 2019. As of December 31, 2019, the Company had no shares remaining available for repurchase under the Board's authorized repurchase program.
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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but it does not expect that it will have a material impact on the Company's consolidated financial statements.
(13) SUBSEQUENT EVENTS
Merger Agreement
On January 20, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IG Design Group Americas, Inc., a Georgia corporation (“Parent”), TOM MERGER SUB INC., a Delaware corporation and direct, wholly owned subsidiary of Parent (“Merger Sub”), and IG Design Group Plc, a public limited company incorporated and registered in England and Wales (“TopCo Parent”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on January 30, 2020, Merger Sub commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock, par value $0.10 per share (“Company Common Stock”), at a price per share equal to $9.40 (the “Offer Price”), net to the seller in cash, without interest and subject to any applicable tax deduction or withholding.
The obligation of Merger Sub to purchase shares of Company Common Stock tendered in the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including (i) a minimum of 51% of the shares of Company Common Stock then outstanding being tendered in the Offer, (ii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement, subject to certain specified materiality qualifiers, (iii) the Company’s performance in all material respects of its obligations under the Merger Agreement, (iv) TopCo Parent’s receipt (either directly or indirectly through any of its subsidiaries) of the proceeds of the debt and equity financing or confirmation by the financing sources that the debt and equity financing will be available at the consummation of the Offer (the “Funding Condition”), and (v) each of the other conditions set forth in Exhibit B to the Merger Agreement.
The Offer will expire at one minute after 11:59 p.m Eastern Standard Time, on February 28, 2020, which is the date that is 20 business days following the commencement of the Offer, unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Subject to the provisions of the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, immediately following Merger Sub’s acceptance for payment (the “Acceptance Time”) of all shares of Company Common Stock validly tendered pursuant to the Offer (the “Offer Closing”), Merger Sub will merge with and into the Company, with the Company surviving the merger as the surviving corporation (the “Merger”), without a meeting of the stockholders of the Company.
The Merger Agreement also contains certain termination provisions for the Company and Parent, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a superior proposal. The Company will be required to pay Parent a cash termination fee equal to $3,000,000 if the Merger Agreement is terminated (i) by Parent because the Board changes its recommendation to stockholders to accept the Offer and tender their shares of Company Common Stock in the Offer, (ii) by the Company to enter into a definitive agreement with respect to a superior proposal, or (iii) (1) (A) by either the Company or Parent because the Acceptance Time has not occurred by 11:59 p.m. New York City time on June 4, 2020 or (B) by Parent because the Company breaches any representation or warranty or fails to perform any covenant or agreement such that the Company’s offer conditions could not be satisfied, (2) an alternative competing transaction was publicly announced or publicly known prior to such termination, and (3) within 12 months after such termination, the Company consummates an alternative competing transaction or enters into an agreement with respect to an alternative competing transaction. TopCo Parent will be required to pay the Company a cash termination fee equal to (i) $4,500,000 if the Merger Agreement is terminated by the Company or Parent due to Merger Sub’s failure to effect the Offer Closing when all of the offer conditions (other than the Funding Condition) have been satisfied, and (ii) $2,250,000 if the Merger Agreement is terminated by the Company because, by the date that is the earlier of (x) 60 business days from the date of the Merger Agreement and (y) 35 business days following the failure to obtain the resolution of its shareholders to disapply all applicable pre-emptive rights in connection with the equity financing at a shareholder meeting held for such purpose, TopCo Parent has failed to confirm in writing that it has available cash in an amount which, together with the debt financing and any available cash of the Company and its subsidiaries as of the closing, is required to pay the Merger Amounts (as defined in the Merger Agreement).
On January 31, 2020, the Company filed its Solicitation/Recommendation Statement on Schedule 14D-9 (as amended or supplemented from time to time, the “Schedule 14D-9”) with the United States Securities and Exchange Commission (the “SEC”) in connection with the Merger Agreement. Subsequent to the Company filing the Schedule 14D-9, various complaints have been filed by purported stockholders of the Company. As of February 13, 2020, the Company had received the following complaints: Shiva Stein v. CSS Industries, Inc., et al., Case No. 1:20-cv-00171-RGA, filed February 3, 2020 in the United States District Court for the District of Delaware; Adrienne Halberstam v. CSS Industries, Inc., et al., Case No. 1:20-cv-01075-RA, filed February 7, 2020 in the United States District Court for the Southern District of New York; and Joseph Post v. CSS Industries, Inc., et al., Case No. 1:20-cv-00192-UNA, filed February 10, 2020 in the United States District Court for the District of Delaware. The complaints name as defendants the Company and its current directors. In addition, the Post complaint is a putative class action, and in addition names Parent, TopCo Parent and Merger Sub as defendants. The complaints generally allege that the Schedule 14D-9 omits purportedly material information. Each of the complaints seeks, among other things, to enjoin the consummation of the Offer unless and until the requested information is disclosed or, alternatively, to recover damages if the Offer is consummated without the disclosure of such information. While it is not possible to predict the outcome of litigation matters with certainty, the Company believes that the claims raised in the foregoing complaints are without merit.
Additional Limited Consent under ABL Credit Facility
On February 4, 2020, the Company and the lenders under the ABL Credit Facility (see Note 7) entered into a Limited Consent (the “Additional Limited Consent”) which temporarily reduces the availability block imposed under the ABL Credit Facility from $25,000,000 to $23,000,000. The Additional Limited Consent permits the Company, in accordance with the terms of the Additional Limited Consent, to exercise two additional reductions of the availability block, each in $1,000,000 increments. In the event that the Company exercises both of the foregoing additional availability block reductions in accordance with the terms of the Additional Limited Consent, the availability block would be temporarily reduced to $21,000,000. The Additional Limited Consent further provides that the availability block will be reinstated to $25,000,000 on the earliest of: (i) the Merger Effective Time (as defined in the Merger Agreement), (ii) the Termination Date (as defined in the Merger Agreement) or (iii) February 28, 2020. In connection with the Additional Limited Consent, there is a consent fee of $100,000 for the first $2,000,000 reduction, and an additional fee of $100,000 will be payable for each of the optional $1,000,000 reductions, but only if and to the extent the Company exercises its option to effectuate those reductions.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
STRATEGIC OVERVIEW
The Company’s near-term strategy is to return to profitability by focusing on its previously announced restructuring and cost savings initiatives. After completion of such initiatives, the Company will continue to focus on profitable sales growth through five strategic pillars. These strategic pillars include:
*Defend the base business - Design, product innovation, category leadership
*Expand to adjacent categories with a focus on brands - Focus on fragmented markets, brands, omni-channel
*Build an omni-channel business model - Dedicated resources, leverage technology
*Improve ROIC by maximizing margins while minimizing capital investment - Streamline and focus on economic value add and working capital
*Build a collaborative, One CSS culture - Communication, accountability, diversity
Approximately 70% of the Company’s annual net sales for fiscal 2019 were attributable to products within our craft and gift categories, with the remainder attributable to products in the seasonal category. The craft product category reflects products used for craft activities and includes ribbons, trims, buttons, sewing patterns, knitting needles, needle arts and kids' crafts. Craft products are sold to mass market, specialty, and online retailers and are generally ordered on a replenishment basis throughout the year. The gift product category is defined as products primarily designed to celebrate certain life events or special occasions such as weddings, birthdays, anniversaries, graduations, or the birth of a child. Gift products are primarily sold to mass, specialty, and online retailers, floral and packaging wholesalers and distributors, and are generally ordered on a replenishment basis throughout the year. The seasonal product category is defined as products designed, produced and sold to mass market and online retailers for holidays and seasonal events, including Christmas, Valentine’s Day, Easter and back-to-school. Production forecasts for these products are known well in advance of shipment.
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
The Company seeks to build on existing relationships with craft, gift and seasonal customers by expanding and diversifying its product lines and thereby growing its presence in the largest retailers in North America. As the Company continues to execute on existing cost containment plans, it will consider additional improvement plans to stimulate profitability.
RESULTS OF OPERATIONS
The seasonal nature of CSS’ business has historically resulted in lower sales levels and operating losses in the first and fourth quarters and comparatively higher sales levels and operating profits in the second and third quarters of the Company’s fiscal year, thereby causing significant fluctuations in the quarterly results of operations of the Company.

The following table presents the key results of our operations for the three- and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$112,932	$133,231	$266,443	$310,259
Gross profit	29,987	33,463	66,812	69,791
Selling, general and administrative expenses	21,654	28,718	65,140	85,995
Restructuring expenses	604	1,050	3,399	3,177
Impairment of goodwill	—	—	—	1,390
Interest expense (income), net	798	784	2,447	1,480
Other expense (income), net	(649)	(154)	(1,725)	(437)
Income tax expense	339	9,835	1,076	8,342
Net income (loss)	$7,241	$(6,770)	$(3,525)	$(30,156)
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Net sales for the three months ended December 31, 2019 decreased to $112,932,000 from $133,231,000 for the three months ended December 31, 2018. This decrease was driven by decreases in craft, gift and seasonal net sales of $1,072,000, $4,373,000 and $14,854,000, respectively. The decrease in craft sales was primarily due to lower replenishment orders of needle arts and kids' crafts. The decrease in gift sales was primarily due to lower replenishment orders of social stationery products, infant products, and packaging and wholesale products. The decrease in seasonal sales was primarily due to lower sales of Christmas ribbons, bows, cards, and gift card holders, and Valentine's Day products.
Gross profit for the three months ended December 31, 2019 decreased to $29,987,000 from $33,463,000 for the three months ended December 31, 2018. The decrease in gross profit was primarily driven by the impact of lower sales volume and mix of sales of $8,435,000 which was partially offset by $941,000 of lower inventory step-up amortization, $824,000 of lower distribution costs, $689,000 of lower operational variances, and the absence of incremental costs of $2,544,000 related to operational inefficiencies associated with the Christmas 2018 ribbon and bow production in connection with the now complete trade remedy petition with the U.S. International Trade Commission and the U.S. Department of Commerce.
Selling, general and administrative ("SG&A") expenses of $21,654,000 for the three months ended December 31, 2019 decreased from $28,718,000 for the three months ended December 31, 2018 primarily due to lower personnel related costs of $3,630,000, lower consulting costs of $2,225,000 and lower travel and entertaining costs of $424,000.
Restructuring expenses of $604,000 were recorded for the three months ended December 31, 2019 associated with the Company's resource alignment initiative and the Company's location consolidation initiatives. Restructuring expenses of $1,050,000 for the three months ended December 31, 2018 were associated with the Company's strategic business initiative and the consolidation of the Company's operations in the United Kingdom and Australia. See further discussion of these restructuring initiatives in Note 3 to the consolidated financial statements.
Interest expense, net, of $798,000 for the three months ended December 31, 2019 slightly increased from $784,000 for the three months ended December 31, 2018 primarily due to the Company's increased borrowings, and the related borrowing rate, under the Company's ABL Credit Facility.
Other income, net, of $649,000 for the three months ended December 31, 2019 increased from $154,000 for the three months ended December 31, 2018 primarily due to the sale of a distribution facility in Danville, Pennsylvania. See further discussion in Note 1 to the consolidated financial statements.
Income tax expense, as a percentage of income (loss) before income taxes, was 4% and 321% for the three months ended December 31, 2019 and 2018, respectively. The change was primarily attributable to the impact of a valuation allowance recorded as of December 31, 2018 that fully offset the Company’s U.S. net deferred tax assets. The Company continues to maintain the valuation allowance as of December 31, 2019.
The net income for the three months ended December 31, 2019 was $7,241,000, or $0.81 per diluted share compared to net loss of $6,770,000, or $0.77 per diluted share for the three months ended December 31, 2018.
Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018
Net sales for the nine months ended December 31, 2019 decreased to $266,443,000 from $310,259,000 for the nine months ended December 31, 2018. This decrease was driven by decreases in craft, gift and seasonal net sales of $8,172,000,

$15,568,000 and $20,076,000, respectively. The decrease in craft sales was primarily due to lower replenishment orders of ribbons, buttons, needle arts and kids' crafts. The decrease in gift sales was primarily due to lower replenishment orders of social stationery products, infant products, packaging and wholesale products, and everyday trim-a-package products. The decrease in seasonal sales was primarily due to lower sales of Christmas ribbons, buttons, cards, bags, and gift card holders, Valentine's Day products and the previously announced exit of the Company’s sports-licensed back-to-school product line.
Gross profit for the nine months ended December 31, 2019 decreased to $66,812,000 from $69,791,000 for the nine months ended December 31, 2018. The decrease in gross profit was primarily driven by the impact of lower sales volume and mix of sales of $20,476,000, which was partially offset by $9,830,000 of lower inventory step-up amortization, $1,698,000 of lower operational variances, $1,655,000 of lower licensing costs, a non-recurring write-down of inventory and royalty guarantees of $2,053,000 in the prior year related to the restructuring of the Company's specialty gift product line, and the absence of incremental costs of $2,544,000 related to operational inefficiencies associated with the Christmas 2018 ribbon and bow production in connection with the now complete trade remedy petition with the U.S. International Trade Commission and the U.S. Department of Commerce.
SG&A expenses of $65,140,000 for the nine months ended December 31, 2019 decreased from $85,995,000 for the nine months ended December 31, 2018 primarily due to lower personnel related costs of $12,406,000, lower consulting costs of $4,987,000, lower travel and entertainment costs of $1,412,000, and a benefit related to the remeasurement of the Fitlosophy contingent earn-out consideration of $1,366,000 for the nine months ended December 31, 2019. See further discussion of the remeasurement in Note 9 to the consolidated financial statements.
Restructuring expenses of $3,399,000 were recorded for the nine months ended December 31, 2019 associated with the Company's performance improvement initiative, strategic business initiative, resource alignment initiative, and location consolidation initiatives. Restructuring expenses of $3,177,000 for the nine months ended December 31, 2018 were associated with the Company's strategic business initiative and the consolidation of the Company's operations in the United Kingdom and Australia. See further discussion of these restructuring initiatives in Note 3 to the consolidated financial statements.
An impairment of goodwill of $1,390,000 was recorded for the nine months ended December 31, 2018 associated with the acquisition of Fitlosophy on June 1, 2018. See further discussion in Note 6 to the consolidated financial statements. There was no such impairment recorded for the nine months ended December 31, 2019.
Interest expense, net, of $2,447,000 for the nine months ended December 31, 2019 increased from $1,480,000 for the nine months ended December 31, 2018 primarily due to the Company's increased borrowings, and the related borrowing rate, under the Company's ABL Credit Facility, and the write-off of deferred financing transaction costs of $344,000.
Other income, net, of $1,725,000 for the nine months ended December 31, 2019 increased from $437,000 for the nine months ended December 31, 2018 primarily due to the sale of certain Internet Protocol (IP) addresses which the Company determined were not needed for its ongoing business operations and the sale of a distribution facility in Danville, Pennsylvania. See further discussion of the sale of the distribution facility in Note 1 to the consolidated financial statements.
Income tax expense, as a percentage of income (loss) before income taxes, was (44%) and (38%) for the nine months ended December 31, 2019 and 2018, respectively. The change was primarily attributable to the impact of a valuation allowance recorded as of December 31, 2018 that fully offset the Company’s U.S. net deferred tax assets, and a difference in the mix of domestic and foreign pretax income as of December 31, 2019. The Company continues to maintain the valuation allowance as of December 31, 2019.
The net loss for the nine months ended December 31, 2019 was $3,525,000, or $0.40 per diluted share compared to net loss of $30,156,000, or $3.35 per diluted share for the nine months ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2019, the Company had working capital of $86,540,000 and stockholders’ equity of $186,987,000. Operating activities used net cash of $8,586,000 during the nine months ended December 31, 2019 compared to $34,513,000 in the nine months ended December 31, 2018. Net cash used for operating activities during the nine months ended December 31, 2019 reflected our working capital requirements which resulted in an increase in accounts receivable of $33,768,000 primarily reflecting seasonal billings of current fiscal year Christmas shipments, net of current fiscal year collections; a decrease in inventory of $8,984,000; a decrease in prepaid expenses and other assets of $2,929,000; an increase of accounts payable of $2,216,000 and an increase in lease liabilities of $6,013,000. Included in net loss for the nine months ended December 31, 2019 were non-cash charges such as depreciation and amortization of $9,863,000, amortization of operating lease right-of-use assets of $7,518,000, amortization of inventory step-up of $284,000, amortization of financing transaction costs of $421,000, write-off of financing transaction costs of $344,000, provision for accounts receivable allowances of $2,470,000, and share-based compensation of $669,000. Net cash used for operating activities during the nine months ended December 31, 2018 reflected our working capital requirements which resulted in an increase in accounts receivable of $60,718,000 primarily reflecting seasonal billings of current year Christmas accounts receivable, net of current year collections and an increase in inventory of $2,222,000, partially offset by an increase in accounts payable of $15,865,000 and an increase in accrued expenses and long-term obligations of $4,093,000 due to increased accruals for freight, royalties, and contingent earn-out consideration associated with the acquisition of Fitlosophy. Included in net income (loss) for the nine months ended December 31, 2018 were non-cash charges for depreciation and amortization of $10,264,000, deferred tax provision of $10,050,000, amortization of inventory step-up of $9,830,000, provision for accounts receivable allowances of $4,386,000, share-based compensation of $1,694,000, impairment of property, plant and equipment of $1,398,000 related to a restructuring plan to combine its operations in the United Kingdom and impairment of goodwill of $1,390,000 associated with the acquisition of Fitlosophy.
Our investing activities used net cash of $5,941,000 in the nine months ended December 31, 2019, consisting of capital expenditures of $6,966,000 primarily related to information technology and other integration projects. In the nine months ended December 31, 2018, investing activities used net cash of $13,507,000 consisting of capital expenditures of $7,757,000 primarily related to information technology and other integration projects, the purchase of Fitlosophy of $2,500,000, the final payment of purchase price of $2,500,000 related to the Simplicity business previously acquired, and the purchase of a company-owned life insurance policy of $750,000.
Our financing activities provided net cash of $9,881,000 in the nine months ended December 31, 2019, consisting primarily of net borrowings of $12,666,000, partially offset by payments of financing transaction costs of $2,425,000. In the nine months ended December 31, 2018, financing activities provided net cash of $8,361,000 consisting primarily of net borrowings of $18,695,000, partially offset by payments of cash dividends of $5,401,000 and purchases of treasury stock of $4,372,000.
Historically, a significant portion of the Company’s revenues have been seasonal, primarily Christmas related, with approximately 64% of sales recognized in the second and third quarters. As payment for seasonal products is usually not received until just before or just after the holiday selling season in accordance with general industry practice, working capital has historically increased in the second and third quarters, peaking prior to Christmas and dropping thereafter. As such, the Company relies on seasonal borrowings under its ABL Credit Facility, cash on hand and cash generated from its operations to meet its liquidity requirements throughout the year. As of December 31, 2019, there was $38,805,000 outstanding under the Company’s ABL Credit Facility.
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
On February 4, 2020, the Company and the lenders under the ABL Credit Facility entered into a Limited Consent (the “Additional Limited Consent”) which temporarily reduces the availability block imposed under the ABL Credit Facility from $25,000,000 to $23,000,000. The Additional Limited Consent permits the Company, in accordance with the terms of the Additional Limited Consent, to exercise two additional reductions of the availability block, each in $1,000,000 increments. In the event that the Company exercises both of the foregoing additional availability block reductions in accordance with the terms of the Additional Limited Consent, the availability block would be temporarily reduced to $21,000,000. The Additional Limited Consent further provides that the availability block will be reinstated to $25,000,000 on the earliest of: (i) the Merger Effective Time (as defined in the Merger Agreement), (ii) the Termination Date (as defined in the Merger Agreement) or (iii)

February 28, 2020. For information concerning the ABL Credit Facility, see Note 7 and 13 to the consolidated financial statements.
The Company is currently in compliance with its debt covenants under its ABL Credit Facility discussed in Note 7 to the consolidated financial statements; however, it is probable, based on our forecasts, that the Company will not be in compliance with these covenants at certain future measurement dates in the following twelve-month period. In connection with the transactions contemplated by the Merger Agreement discussed in Note 13 to the consolidated financial statements, the Company expects that its obligations to the lenders under the ABL Credit Facility described in Note 7 to the consolidated financial statements will be discharged at the time the merger contemplated by the Merger Agreement is consummated. However, there can be no assurance that the transactions contemplated by the Merger Agreement will be consummated on the contemplated timeline or at all. If a debt covenant violation under the ABL Credit Facility were to occur prior to the consummation of the transactions contemplated by the Merger Agreement and if the Company was unable to agree to amended financial covenant measures with its lenders before such time or obtain a waiver in the event of subsequent non-compliance, the Company would not be able to repay the entirety of the outstanding debt in the event the lenders were to call the debt, thus leading to substantial doubt about the Company’s ability to continue as a going concern until such amendments or waivers are in place.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2019, the Company’s letter of credit commitments are as follows (in thousands):

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
As of December 31, 2019, the Company is committed to pay guaranteed minimum royalties attributable to sales of certain licensed products. Reference is made to contractual obligations included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019. There have been no significant changes to such contractual obligations.
In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
LABOR RELATIONS
With the exception of the bargaining unit at the ribbon manufacturing facility in Hagerstown, Maryland, which totaled 82 employees as of December 31, 2019, CSS employees are not represented by labor unions. The collective bargaining agreement with the labor union representing the Hagerstown-based production and maintenance employees remains in effect until December 31, 2020. Historically, the Company has been successful in renegotiating expiring agreements without any disruption of operating activities.
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
FORWARD-LOOKING STATEMENTS
Any statements contained in this report that do not describe historical facts, including estimates and other statements regarding matters that are to occur in the future, as well as statements regarding future operations, are neither promises nor guarantees and may constitute “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Any such forward-looking statements contained herein are based on current assumptions, estimates and expectations, but are subject to a number of known and unknown risks and significant business, economic and competitive uncertainties that may cause actual results to differ materially from expectations. Numerous factors could cause actual future results to differ materially from current expectations expressed or implied by such forward-looking statements, including the risks and other risk factors detailed in various publicly available documents filed by CSS from time to time with the Securities and Exchange Commission (SEC), which are available at www.sec.gov, including but not limited to, such information appearing under the caption “Risk Factors” in this report and in CSS’ Annual Report on Form 10-K filed with the SEC on May 31, 2019. Any forward-looking statements should be considered in light of those risk factors. CSS cautions readers not to rely on any such forward-looking statements, which speak only as of the date they are made. CSS disclaims any intent or obligation to publicly update or revise any such forward-looking statements to reflect any change in Company expectations or future events, conditions or circumstances on which any such forward-looking statements may be based, or that may affect the likelihood that actual results may differ from those set forth in such forward-looking statements.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(a)Changes in Internal Controls. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Exchange Act) during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CSS INDUSTRIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2020, a suit was filed in the United States District Court for the District of Delaware by a purported stockholder of the Company in connection with the pending Offer and the Merger. The action captioned Shiva Stein vs. CSS Industries, Inc. et. al. (1:20-cv-00171-RGA) (the “Stein Complaint”), alleges that the Company and the directors of the Company violated Sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by filing a Schedule 14D-9 Solicitation/Recommendation Statement with the SEC that contains allegedly misleading statements and omissions concerning financial projections for the Company and the valuation analyses performed by the Company’s financial advisor in support of its fairness opinion. The Stein Complaint seeks various remedies, including enjoining the Merger from being consummated, or in the event the Merger is consummated, rescission or rescissory damages, and costs and fees relating to the lawsuit.
On February 7, 2020, a suit was filed in the United States District Court for the Southern District of New York by a purported stockholder of the Company in connection with the pending Offer and the Merger. The action captioned Adrienne Halberstam vs. CSS Industries, Inc. et. al. (1:20-cv-01075) (the “Halberstam Complaint”), alleges that the Company and the directors of the Company violated Sections 14(e), 14(d), and 20(a) of the Exchange Act by filing a Schedule 14D-9 Solicitation/Recommendation Statement with the SEC that contains allegedly misleading statements and omissions concerning financial projections for the Company, the valuation analyses performed by the Company’s financial advisor in support of its fairness opinion and certain background information relating to the Contemplated Transactions. The Halberstam Complaint seeks various remedies, including enjoining the Merger from being consummated, or in the event the Merger is consummated, rescission or rescissory damages, and costs and fees relating to the lawsuit.
On February 10, 2020, a putative class action complaint was filed in the United States District Court for the District of Delaware by a purported stockholder of the Company in connection with the pending Offer and the Merger. The action captioned Joseph Post vs. CSS Industries, Inc. et. al. (1:20-cv-00192-UNA) (the “Post Complaint”), alleges that the Company, Merger Sub, Parent, Design Group and the directors of the Company violated Sections 14(e), 14(d), and 20(a) of the Exchange Act by filing a Schedule 14D-9 Solicitation/Recommendation Statement with the SEC that contains allegedly misleading statements and omissions concerning financial projections for the Company, the valuation analyses performed by the Company’s financial advisor in support of its fairness opinion and certain background information relating to the Contemplated Transactions. The Post Complaint seeks various remedies, including enjoining the Merger from being consummated, or in the event the Merger is consummated, rescission or rescissory damages, and costs and fees relating to the lawsuit. The Post Complaint further seeks judgments (i) directing the defendants to file a Schedule 14D-9 Solicitation/Recommendation Statement that does not contain any untrue statements of material fact and states all material facts required in it or necessary to make the statements within it not misleading and (ii) declaring that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.
While it is not possible to predict the outcome of litigation matters with certainty, the Company believes that the claims raised in the Stein Complaint, the Halberstam Complaint and the Post Complaint are without merit. The foregoing descriptions are qualified in their entirety by reference to the respective complaints, each of which is filed as an exhibit to the Company’s Schedule 14D-9. Additional legal proceedings arising out of or relating to the Offer, the Merger or the other Contemplated Transactions may be filed in the future.
ITEM 1A. RISK FACTORS
Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended March 31, 2019.
Our announcement on January 20, 2020 and pendency of our acquisition by IG Design Group Americas, Inc. (“IG Design Group Americas”) pursuant to the Merger Agreement could adversely affect our business, results of operations and financial condition.
The announcement and pendency of the proposed acquisition could cause disruption in our business in various ways, including the following: third parties may choose to delay or defer decisions to do business with us or terminate or renegotiate their contracts with us as a result of our entering into the Merger Agreement; current and prospective employees may regard their future roles with us with uncertainty, which might affect our ability to retain and recruit key personnel; and we have diverted and will continue to divert significant management resources from the day-to-day business operations of the Company toward the tender offer and the merger, which could adversely affect our business, results of operations and financial condition.
The proposed acquisition by IG Design Group Americas is subject to satisfying various conditions that may delay or prevent the completion of the acquisition.

The completion of the tender offer and the merger are subject to a number of conditions, including among others (i) that the number of shares of our common stock validly tendered and “received” (as defined in Section 251(h)(6) of the Delaware General Corporation Law), and not properly withdrawn prior to the expiration of the tender offer, together with the number of shares of common stock then-owned by IG Design Group Americas, its subsidiary that will acquire us in the Merger, or their respective affiliates, represents at lease fifty-one percent (51%) of the shares of our common stock then outstanding, (ii) the accuracy, subject to various standards, of our representations and warranties contained in the Merger Agreement, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (iv) that IG Design Group Plc, the parent of IG Design Group Americas, either directly or through any of its subsidiaries, shall have received the proceeds of the financing necessary to consummate the Merger, or that the sources of such financing shall have unconditionally and irrevocably confirmed in writing to IG Design Group Plc, IG Design Group Americas or its merger subsidiary that the financing will be available to complete the merger. Even though we and the other parties to the Merger Agreement are required to use reasonable best efforts to satisfy these conditions, we can give no assurance that all such conditions will be satisfied.
Failure to complete the tender offer and the merger could negatively affect our stock price, business, results of operations and financial condition.
We cannot assure that the tender offer and the merger will be completed. If the tender offer and the merger are not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the tender offer and the merger will occur, failure to complete the tender offer and the merger could adversely affect the price of the Company’s common stock. We have incurred and will incur significant costs in connection with the tender offer and the merger, including the diversion of management resources, for which we will have received little or no benefit if the tender offer and the merger are not consummated. A failed transaction may result in a negative impression of us in the investment community. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay IG Design Group Americas a termination fee of $3,000,000.
Litigation has arisen, and additional litigation may arise in connection with the Merger Agreement, which could be costly, prevent consummation of the tender offer and the merger, divert management’s attention and otherwise adversely affect our business, results of operations and financial condition.
The Stein Complaint, the Halberstam Complaint and the Post Compliant, each of which is described in Part II, Item 1. (Legal Proceedings) of this report, have been filed in connection with the Merger Agreement. Regardless of the outcome of these legal proceedings or any future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and operating results. If the tender offer and the merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the tender offer and the merger. Any litigation related to the tender offer and the merger may result in negative publicity or an unfavorable impression of the Company, which could adversely affect the price of the Company’s common stock, impair our ability to recruit or retain employees, damage our relationships with our clients, or otherwise adversely affect our business, results of operations and financial condition.
The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business, results of operations and financial condition.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability to (without the prior written consent of IG Design Group Americas) enter into certain types of contracts, make certain capital expenditures, incur certain indebtedness or acquire or dispose of certain assets, until the merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise adversely affect our business, results of operations and financial condition.
The Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the tender offer and the merger.
The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $3,000,000 to IG Design Group Americas if the Merger Agreement is terminated under specified circumstances. These provisions might discourage an otherwise-interested third party from proposing an acquisition of the Company. Furthermore, even if a third party elects to propose an acquisition, the prospect of a termination fee may result in that third party’s offering a lower value to our stockholders than such third party might otherwise have offered.

If the tender offer and the merger are completed, our current stockholders will not participate in any future increase in our value.
Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the tender offer and the merger contemplated by the Merger Agreement.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the tender offer and merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options, the acceleration of various equity instruments upon consummation of the transactions and other interests. In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the contemplated transactions. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 that we filed with the SEC on January 31, 2020.
Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the coronavirus reported to have originated in Wuhan, China.
Our business, results of operations and financial condition may be adversely affected if a public health epidemic, including the coronavirus reported to have originated in Wuhan, China, interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A substantial portion of our sales (approximately 62% in fiscal 2019) relate to products that we source from foreign suppliers, most of which are located in China. Additionally, we maintain offices in Hong Kong, Shenzhen and Shanghai with employees and workers upon whom we rely to, among other things, identify sources of supply in China, conduct factory inspections, place orders for merchandise, perform factory monitoring with respect to production, quality control and other requirements, and arrange shipping. A public health epidemic, including the coronavirus, poses the risk that we or our employees, workers, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We face similar risks if a public health epidemic, including the coronavirus, affects other geographic areas where our employees, workers, contractors, suppliers, customers and other business partners are located.

Item 6. Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of January 20, 2020, by and among CSS Industries, Inc., IG Design Group Plc, IG Design Group Americas, Inc., and Tom Merger Sub Inc (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 21, 2020).

Exhibit 3.1
Certificate of Designation of Series D Junior Participating Class 2 Preferred Stock of CSS Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 12, 2019).

Exhibit 4.1
Rights Agreement, dated as of November 11, 2019, by and between CSS Industries, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 12, 2019).

Exhibit 4.2
Amendment To Rights Agreement, dated as of January 20, 2020, by and between CSS Industries, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 21, 2020).

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

CSS Industries, Inc.
(Registrant)

Date: February 14, 2020	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
President and Chief Executive Officer
(principal executive officer and principal financial officer)